Form 10-Q
period 1993-12-31
MAGNETEK INC
filed 1994-02-16
CIK 751085

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1993

                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________

Commission file number 1-10233
                            ______________

                                 MAGNETEK, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     95-3917584
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

                    11150 Santa Monica Boulevard, 15th floor
                          Los Angeles, California 90025
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (310) 473-6681
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of February 7, 1994: 24,154,305 shares.

PART I.  FINANCIAL INFORMATION
- ------------------------------

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial position as of December 31, 1993 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1993 and 1992. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and six months ended December 31, 1993 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1                           MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1993 and JUNE 30, 1993
                             (amounts in thousands)

                                        DECEMBER 31           JUNE 30
                                        -----------           -------
ASSETS                                  (unaudited)
- ------
Current assets:
  Cash                                   $   5,042          $    7,795
  Accounts receivable                      261,444             335,877
  Inventories                              270,006             264,140
  Deferred income taxes,
   prepaid expenses and other               37,471              24,460
                                         ---------          ----------
    Total current assets                   573,963             632,272
                                         ---------          ----------

Property, plant and equipment              452,375             428,730

Less-accumulated depreciation
 and amortization                          200,420             182,725
                                         ---------          ----------
                                           251,955             246,005
                                         ---------          ----------
Cost in excess of fair value
 of net assets acquired                    126,539             130,350

Deferred charges, intangible
 and other assets                           44,677              44,163
                                         ---------          ----------
                                         $ 997,134          $1,052,790
                                         ---------          ----------
                                         ---------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                       $ 138,136          $  162,671
  Accrued liabilities                      129,196             116,472
  Current portion of long-
   term obligations                         35,160               7,949
                                         ---------          ----------
    Total current liabilities              302,492             287,092
                                         ---------          ----------
Long-term debt, net
 of current portion                        409,708             515,807

Other long-term obligations                 72,593              69,020

Deferred income taxes                       13,816              17,842

Commitments and contingencies

Stockholders' equity
  Common stock                                 241                 241
  Other                                    117,284             162,788
                                         ---------          ----------
Total stockholders' equity                 117,525             163,029
                                         ---------          ----------
                                         $ 997,134          $1,052,790
                                         ---------          ----------
                                         ---------          ----------

                             See accompanying notes

                                 MAGNETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1993 AND 1992
                  (amounts in thousands except per share data)
                                   (unaudited)

                                            1993               1992
                                            ----               ----
Net sales                                $ 349,926          $ 372,032
Cost of sales                              284,419            283,727
                                         ---------          ---------
Gross profit                                65,507             88,305
Selling, general and administrative         55,055             59,711
Restructuring and other charges             58,562               -
                                         ---------          ---------

Income (loss) from operations              (48,110)            28,594
Interest expense                            11,637             12,207
Other expense, net                             604              2,416
                                         ---------          ---------

Income (loss) before income taxes          (59,143)            13,971
Income taxes                               (16,641)             5,728
                                         ---------          ---------

Net income (loss)                        $ (42,502)         $   8,243
                                         ---------          ---------
                                         ---------          ---------

Earnings per common share:

  Primary                                $   (1.72)         $    0.34
                                         ---------          ---------
                                         ---------          ---------

  Fully diluted                          $    *             $    0.34
                                         ---------          ---------
                                         ---------          ---------


                             See accompanying notes


* Per share amounts on a fully diluted basis has been omitted as such amounts are anti-dilutive in relation to the primary per share amounts.

                                 MAGNETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1993 AND 1992
                  (amounts in thousands except per share data)
                                   (unaudited)

                                            1993               1992
                                            ----               ----
Net sales                                $ 729,569          $ 707,830
Cost of sales                              585,972            542,648
                                         ---------          ---------
Gross profit                               143,597            165,182
Selling, general and administrative        116,868            111,602
Restructuring and other charges             58,562               -
                                         ---------          ---------
Income (loss) from operations              (31,833)            53,580
Interest expense                            23,791             23,413
Other expense, net                           1,095              4,749
                                         ---------          ---------
Pretax income (loss) before
 cumulative effect of
  accounting changes                       (56,719)            25,418
Income taxes                                15,623             10,421
                                         ---------          ---------
Income (loss) before cumulative
  effect of accounting changes             (41,096)            14,997
Cumulative effect of change in
 accounting for postretirement
 welfare benefits, net of tax benefit         -               (35,734)
Cumulative effect of change in
 accounting for income taxes                  -               (13,000)
                                         ---------          ---------
Net income (loss)                        $ (41,096)         $ (33,737)
                                         ---------          ---------
                                         ---------          ---------
Earnings per common share:
 Primary:
  Income (loss) before cumulative
   effect of accounting changes          $   (1.66)         $    0.61
  Cumulative effect of
   accounting changes                         -                 (1.97)
                                         ---------          ---------
  Net income (loss)                      $   (1.66)         $   (1.36)
                                         ---------          ---------
                                         ---------          ---------
 Fully diluted:
  Income (loss) before cumulative
   effect of accounting changes          $    *             $    0.57
  Cumulative effect of
   accounting changes                         *                  *
                                         ---------          ---------
  Net income (loss)                      $    *             $    *
                                         ---------          ---------
                                         ---------          ---------

                             See accompanying notes

* Per share amounts on a fully diluted basis has been omitted as such amounts are anti-dilutive in relation to the primary per share amounts.

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                             (amounts in thousands)
                                   (unaudited)


                                                    1993               1992
                                                    ----               ----
Cash flows from operating activities:
  Net (loss)                                     $ (41,096)         $ (33,737)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
     Depreciation and amortization                  23,742             24,708
     Provision for restructuring
      and other charges                             58,562               -
     Cumulative effect of accounting changes          -                48,734
     Change in assets and liabilities net of
      effects from acquired companies:
        (Increase) in accounts receivable          (74,133)           (16,344)
        (Increase) decrease in inventories         (20,348)             2,999
        Decrease in other current assets             1,885                516
        Decrease in current liabilities            (54,532)           (37,573)
        (Increase) decrease in deferred            (18,932)               345
          income taxes
        Increase in other operating assets          (2,603)            (4,970)
        Decrease in other long-term
          liabilities                               (3,573)            (1,743)
                                                 ---------          ---------
        Total adjustments                           65,480             16,672
                                                 ---------          ---------
        Net cash provided by (used in)
          used by operating activities              24,384            (17,065)
                                                 ---------          ---------
Cash flows from investing activities:
  Purchase of companies, net of cash
   acquired                                           -               (16,825)
  Capital expenditures, net                        (29,013)           (21,889)
  Investment in annuity contract                    (  249)            (9,787)
                                                 ---------          ---------
     Net cash used in investing
      activities                                   (29,262)           (48,501)
                                                 ---------          ---------

                            (continued on next page)

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                             (amounts in thousands)
                                   (unaudited)

                                                   1993               l992
                                                   ----               ----
Cash flows from financing activities:
  Borrowings under bank and other long-term
   obligations                                      13,064             69,573
  Proceeds from issuance of common stock               201                839
  Repayment of long-term obligations               (10,952)            (5,108)
  Increase in deferred financing costs                (188)            (1,151)
                                                 ---------          ---------
     Net cash provided (used) by
      financing activities                           2,125             64,153
                                                 ---------          ---------
Net decrease in cash                                (2,753)            (1,413)

Cash at the beginning of the period                  7,795              2,034
                                                 ---------          ---------
Cash at the end of the period                    $   5,042          $     621
                                                 ---------          ---------
                                                 ---------          ---------
Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
       Interest                                  $  31,246          $  23,695
       Income Taxes                              $   5,684          $  12,363

Reconciliation of assets acquired and
     liabilities assumed
  Fair value of assets acquired                  $    -             $  33,819
  Liabilities assumed                                 -                16,994
                                                 ---------          ---------
Cash Paid                                        $    -             $  16,825
                                                 ---------          ---------
                                                 ---------          ---------

                             See accompanying notes

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1993
           (All dollar amounts are in thousands except per share data)
                                   (unaudited)

1.   Summary of significant accounting policies
     ------------------------------------------

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and six-month periods ended December 31, l993 and l992 each contained thirteen weeks and twenty-seven weeks, and thirteen weeks and twenty-six weeks, respectively.


2.   Inventories
     -----------

     Inventories at December 31, l992 and June 30, 1993 consist of the following:

                                                December 31          June 30
                                                -----------          -------
     Raw materials and stock parts               $  75,722          $  88,163
     Work-in-process                                79,430             91,762
     Finished goods                                121,856             98,933
                                                 ---------          ---------
                                                   277,008            278,858
     Less - Progress billings                        7,002             14,718
                                                 ---------          ---------
                                                 $ 270,006          $ 264,140
                                                 ---------          ---------
                                                 ---------          ---------

3.   Restructuring and other charges
     -------------------------------

     On January 5, 1994, the Company's Board of Directors approved a restructuring program with the objective of focusing the Company's resources on its core product lines and reducing debt. In connection with the program, the Company has identified certain businesses for potential divesture. Aggregate sales of these businesses represented approximately 29 percent of the Company's total sales volume for fiscal 1993. Estimated proceeds from the sale of certain of these businesses are less than the current book value of those respective businesses. As a result, the Company has recorded a charge to income of approximately $27 million.
     This amount is included under "Restructuring and other charges" in the accompanying Consolidated Statements of Operations. While the Company believes it will be able to sell all of the identified candidates for divesture at prices acceptable to the Company, if such prices are not obtained the Company may elect to retain certain of these businesses for an indefinite period. As a result, the Company will classify the results of these businesses as continuing operations until any related sale is consummated.

     The Company has also undertaken a review of its core product lines with the objective of developing actions to reduce costs and improve future profitability. The Company has identified a substantial amount of excess capacity and potentially obsolete or excess inventory levels related to the Company's electronic ballast product line. Estimated exposure to these issues is based upon current and projected demand and production rates for this product line primarily over the next 24 months. The Company also plans to relocate and consolidate a number of administrative functions in connection with its overall restructuring program. As a result of the review and restructuring program, the Company recorded charges to income of approximately $26 million (including approximately $12.4 million related to excess and obsolete inventory) related primarily to excess capacity and potentially obsolete and excess inventory in the electronic ballast product line and approximately $5 million related primarily to anticipated severance and relocation costs associated with the planned consolidation of administrative functions. These amounts are included under "Restructuring and other charges" in the accompanying Consolidated Statements of Operations.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
- ----------------------

     THREE MONTHS ENDED DECEMBER 31, 1993 VS. 1992 -- Net sales. Total net sales decreased 6% to $349.9 million in the three months ended December 31, 1993, from $370.0 million in the corresponding period in the prior fiscal year. Net sales in the Ballasts and Transformers segment decreased 12% due primarily to lower sales of electronic lighting ballasts, small transformer products in Europe and medium power transformers, partially offset by increase sales of magnetic lighting ballasts. Net sales in the Motors and Controls segment increased 2% due primarily to increased sales of fractional horsepower motors and electronic adjustable speed drives, partially offset by lower sales of generators, large custom motors and defense related products.

     Gross profit.   Gross profit decreased 26% to $65.5 million (18.7% of net
     sales) in the three months ended December 31, 1993 from $88.5 million (23.7% of net sales) in the three months ended December 31, 1992. Gross profit decreased due primarily to lower margins in the electronic ballast business due to lower sales and increased fixed costs associated with capacity increases implemented in the prior fiscal year; lower margins in the medium power transformer and utility services businesses due to lower sales prices; and lower margins in generator and large custom motors due to lower sales volume.

     Income (loss) from operations. For the three months ended December 31, 1993, the Company recorded a loss from operations of $48.1 million compared to income of $28.6 million in the corresponding period in the prior fiscal year. The loss from operations in the Ballasts and Transformers segment was $29.6 million compared to income of $15.9 million due primarily to Restructuring and other charges of $32.8 million recorded in the quarter ended December 31, 1993, as a result of a restructuring program approved by the Company's Board of Directors and a review of inventory and capacity issues in the electronic ballast business (see Note 3 of Notes to Condensed Consolidated Financial Statements). In addition to these charges, the loss from operations was impacted by an operating loss in the electronic ballast business and lower income from operations in the medium power transformer business. In the Motors and Controls business, a loss from operations of $18.5 million was recorded in the three months ended December 31, 1993, compared to income from operations of $12.7 million in the corresponding period in the prior fiscal year, due primarily to Restructuring and other charges of $25.8 million recorded in the quarter ended December 31, 1993. The loss from operations was also impacted by lower income from operations in utility repair services, generators, large custom motors and defense related products, partially offset by higher income from operations in fractional horsepower motor and electronic drive product lines.

     Interest expense. Interest expense decreased 5% to $11.6 million in the three months ended December 31, 1993 from $12.2 million in the corresponding period in the prior fiscal year. The decrease was due primarily to lower variable interest rates, primarily related to the Company's European borrowings.

     Income (loss) before taxes and Net income (loss). The Company recorded a loss before income taxes of $59.1 million in the three months ended December 31, 1993, compared to income before taxes of $13.9 million in the three months ended December 31, 1992. Net loss in the fiscal 1994 period was $42.5 million compared to net income of $8.2 million. The income tax benefit in the fiscal 1994 period was recorded at 28% compared to a statutory rate of approximately 40%, reflecting a valuation allowance provided against the Company's net deferred tax asset position.

     Six months ended December 31, 1993 vs. 1992
     -------------------------------------------

     Net sales. Total net sales increased 3% to $729.6 million in the six months ended December 31, 1993, from $707.8 million in the corresponding period in the prior fiscal year. As a result of the Company's use of a fifty-two, fifty-three week fiscal year, the first six months of fiscal 1994 contained twenty-seven weeks compared to twenty-six weeks in the first six months of 1993. The increase in total net sales was due to the additional week of sales in the fiscal 1994 period as well as the inclusion of the results of a power conversion business acquired in the second quarter of the prior fiscal year. On a proforma basis, excluding the effect of these items, total net sales in the fiscal 1994 period were comparable to net sales in the fiscal 1993 period. Net sales in the Ballasts and Transformers segment decreased 6% due primarily to the lower sales of electronic lighting ballasts, small transformer products in Europe and medium power transformers, partially offset by increased sales of magnetic lighting ballasts. Net sales in the Motors and Controls segment increased 15%. On a proforma basis, net sales increased 4% due primarily to increased sales of fractional horsepower motors and electronic adjustable speed drives, partially offset by lower sales of large custom motors.

     Gross profit.   Gross profit decreased 13% to $143.6 million (19.7% of net sales) in the six months ended December 31, 1993, from $165.2 million (23.3% of net sales) in the six months ended December 31, 1992. Gross profit decreased due primarily to lower margins in the electronic ballast business due to lower sales and increased fixed costs associated with capacity increases implemented in the prior fiscal year; lower margins in the medium power transformer and utility service businesses due to lower sales prices; and lower margins in generators and large custom motors due to lower sales volume.

     Income (loss) from operations.   For the six months ended December 31,
     1993, the Company recorded a loss from operations of $31.8 million compared to income of $53.6 million in the corresponding period in the prior fiscal year. The loss from operations in the Ballasts and Transformers segment was $22.2 million compared to income of $31.9 million due primarily to Restructuring and other charges of $32.8 million recorded in the quarter ended December 31, 1993, as a result of a restructuring program approved by the Company's Board of Directors and a review of inventory and capacity issues in the electronic ballast business (see Note 3 of Notes to Condensed Consolidated Financial Statements). In addition to these charges, the loss from operations was impacted by an operating loss in the electronic ballast business and lower income from operations in the medium power transformer business. In the Motors and Controls business, a loss from operations of $9.7 million was recorded in the six months ended December 31, 1993, compared to income from operations of $21.7 million in the corresponding period in the prior fiscal year, due primarily to Restructuring and other charges of $25.8 million recorded in the quarter ended December 31, 1993. The loss from operations was also impacted by lower income from operations in utility repair services, large custom motors and defense related products, partially offset by higher income from operations in fractional horsepower motor and electronic drive product lines.

     Interest expense. Interest expense increased 2% to $23.8 million in the six months ended December 31, 1993, from $23.4 million in the corresponding period in the prior fiscal year. The increase was due primarily to the additional week of interest expense in the fiscal 1994 period, partially offset by interest income from the Company's investment in an annuity contract and lower variable borrowing rates in Europe.

     Income (loss) before taxes and Net income (loss). The Company recorded a loss before income taxes of $56.7 million in the six months ended December 31, 1993 compared to income before taxes of $25.4 million in the six months ended December 31, 1992. The loss before extraordinary items was $41.1 million in the fiscal 1994 period compared to income before extraordinary items of $15.0 million in fiscal 1993. Net loss was $41.1 million compared to net loss of $33.7 million. The fiscal 1993 period reflects charges to income aggregating $48.7 million reflecting the cumulative effect of changes in accounting for postretirement welfare benefits and income taxes. The income tax benefit in the fiscal 1994 period was recorded at 28% compared to a statutory rate of approximately 40%, reflecting a valuation allowance provided against the Company's net deferred tax asset position.

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

     The Company believes that internally generated funds and available credit facilities will provide sufficient capital resources to finance operations, fund planned capital expenditures and pay interest and scheduled maturity payments on outstanding debt. The Company also expects to generate substantial cash from anticipated divestitures associated with a planned restructuring program (see note 3 of Notes to Condensed Consolidated Financial Statements). Cash generated from the restructuring program will be used primarily to repay outstanding debt.

     As of February 1, 1994, the Company had available borrowing capacity of approximately $43 million under bank credit facilities. During the second quarter of fiscal 1994, the Company amended certain financial covenants under its Revolving Credit Agreement based upon projected operating results. Primarily as a result of the announced restructuring program and related charges recorded during the period ended December 31, 1993, the Company has currently violated and may continue to violate certain financial covenants in the Revolving Credit and Senior Note Agreements. The Company has obtained waivers from the lenders under both agreements for the current violations. The Company is currently negotiating amendments to both lending agreements to address possible future violations. The Company expects these amendments to become effective prior to March 31, 1994.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits
          --------

          None

     (b)  Reports on Form 8-K
          -------------------

          Form 8-K (date of report October 27, 1993) announcing the Company's adoption of a stockholder rights plan.

          Form 8-K (date January 6, 1994) announcing the Company's restructuring plans.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MAGNETEK, INC.
                                                  (Registrant)



Date:  February 15, 1993                        /s/ David P. Reiland
                                          ----------------------------------
                                                    David P. Reiland
                                                 Executive Vice President
                                              and Chief Financial Officer
                                            (Duly authorized officer of the
                                               registrant and principal
                                                  financial officer)