Form 10-Q/A
period 1993-12-31
MAGNETEK INC
filed 1994-02-23
CIK 751085

                                FORM 10-Q/A No. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

PART I. FINANCIAL INFORMATION (as ammended February 22, 1994, to correct certain clerical errors and revise disclosures in Note 3 and Item 2).

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial position as of December 31, l993 and the results of operations and cash flows for the three-month and six-month periods ended December 31, l993 and 1992. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and six months ended December 31, l993 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1                           MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, l993 and JUNE 30, l993
                             (amounts in thousands)

                                        DECEMBER 31           JUNE 30
                                        -----------           -------
ASSETS                                  (unaudited)
Current assets:
  Cash                                   $    5,042         $    7,795
  Accounts receivable                       261,444            335,877
  Inventories                               270,006            264,140
  Deferred income taxes,
   prepaid expenses and other                37,471             24,460
                                         ----------         ----------
    Total current assets                    573,963            632,272
                                         ----------         ----------

Property, plant and equipment               452,375            428,730

Less-accumulated depreciation
 and amortization                           200,420            182,725
                                         ----------         ----------
                                            251,955            246,005
                                         ----------         ----------
Cost in excess of fair value
 of net assets acquired                     126,539            130,350

Deferred charges, intangible
 and other assets                            44,677             44,163
                                         ----------         ----------
                                         $  997,134         $1,052,790
                                         ----------         ----------
                                         ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $  138,136         $  162,671
  Accrued liabilities                       129,196            116,472
  Current portion of long-
   term obligations                          35,160              7,949
                                         ----------         ----------
    Total current liabilities               302,492            287,092
                                         ----------         ----------

Long-term debt, net
 of current portion                         490,708            515,807

Other long-term obligations                  72,593             69,020

Deferred income taxes                        13,816             17,842

Commitments and contingencies

Stockholders' equity
  Common stock                                  241                241
  Other                                     117,284            162,788
                                         ----------         ----------
Total stockholders' equity                  117,525            163,029
                                         ----------         ----------

                                         $  997,134         $1,052,790
                                         ----------         ----------
                                         ----------         ----------

                             See accompanying notes

                                 MAGNETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, l993 AND 1992
                  (amounts in thousands except per share data)
                                   (unaudited)



                                             1993               1992
                                             ----               ----
Net sales                                 $ 349,926          $ 372,032
Cost of sales                               284,419            283,727
                                          ---------          ---------

Gross profit                                 65,507             88,305
Selling, general and administrative          55,055             59,711
Restructuring and other charges              58,562               -
                                          ---------          ---------

Income (loss) from operations               (48,110)            28,594
Interest expense                             11,637             12,207
Other (income) expense, net                 (   604)             2,416
                                          ---------          ---------

Income (loss) before income taxes           (59,143)            13,971
Income taxes                                (16,641)             5,728
                                          ---------          ---------


Net income (loss)                         $ (42,502)         $   8,243
                                          ---------          ---------
                                          ---------          ---------


Earnings per common share:

  Primary                                 $   (1.72)         $    0.34
                                          ---------          ---------
                                          ---------          ---------


  Fully diluted                           $    *             $    0.31
                                          ---------          ---------
                                          ---------          ---------

                             See accompanying notes

* Per share amounts on a fully diluted basis has been omitted as such amounts are anti-dilutive in relation to the primary per share amounts.

                                 MAGNETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, l993 AND 1992
                  (amounts in thousands except per share data)
                                   (unaudited)

                                             1993               1992
                                             ----               ----
Net sales                                 $ 729,569          $ 707,830
Cost of sales                               585,972            542,648
                                          ---------          ---------
Gross profit                                143,597            165,182
Selling, general and administrative         116,868            111,602
Restructuring and other charges              58,562               -
                                          ---------          ---------
Income (loss) from operations               (31,833)            53,580
Interest expense                             23,791             23,413
Other expense, net                            1,095              4,749
                                          ---------          ---------
Pretax income (loss) before
 cumulative effect of
  accounting changes                        (56,719)            25,418
Income taxes                                (15,623)            10,421
                                          ---------          ---------
Income (loss) before cumulative
  effect of accounting changes              (41,096)            14,997
Cumulative effect of change in
 accounting for postretirement
 welfare benefits, net of tax benefit          -               (35,734)
Cumulative effect of change in
 accounting for income taxes                   -               (13,000)
                                          ---------          ---------

Net loss                                  $ (41,096)         $ (33,737)
                                          ---------          ---------
                                          ---------          ---------
Earnings per common share:
 Primary:
  Income (loss) before cumulative
   effect of accounting changes           $   (1.66)         $    0.61
  Cumulative effect of
   accounting changes                          -                 (1.96)
                                          ---------          ---------

  Net loss                                $   (1.66)         $   (1.35)
                                          ---------          ---------
                                          ---------          ---------
 Fully diluted:
  Income (loss) before cumulative
   effect of accounting changes           $    *             $    0.57
  Cumulative effect of
   accounting changes                          *                  *
                                          ---------          ---------

  Net loss                                $    *             $    *
                                          ---------          ---------
                                          ---------          ---------

                             See accompanying notes

* Per share amounts on a fully diluted basis has been omitted as such amounts are anti-dilutive in relation to the primary per share amounts.

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                             (amounts in thousands)
                                   (unaudited)


                                                   1993              1992
                                                   ----              ----
Cash flows from operating activities:
  Net loss                                      $ (41,096)        $ (33,737)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                 23,742            24,708
     Provision for restructuring
      and other charges                            58,562              -
     Cumulative effect of accounting changes         -               48,734
     Change in assets and liabilities net of
      effects from acquired companies:
        (Increase) decrease in accounts
          receivable                               74,133           (16,344)
        (Increase) decrease in inventories        (20,348)            2,999
        Decrease in other current assets            1,885               516
        Decrease in current liabilities           (54,532)          (37,573)
        (Increase) decrease in deferred           (18,932)              345
          income taxes
        Increase in other operating assets        ( 2,603)          ( 4,970)
        Increase (decrease) in other
          long-term liabilities                     3,573           ( 1,743)
                                                ---------         ---------
        Total adjustments                          65,480            16,672
                                                ---------         ---------
        Net cash provided (used) by
          operating activities                     24,384           (17,065)
                                                ---------         ---------

Cash flows from investing activities:
  Purchase of companies, net of cash
   acquired                                          -              (16,825)
  Capital expenditures, net                       (29,013)          (21,889)
  Investment in annuity contract                  (   249)          ( 9,787)
                                                ---------         ---------
     Net cash used in investing
      activities                                  (29,262)          (48,501)
                                                ---------         ---------

                            (continued on next page)

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                             (amounts in thousands)
                                   (unaudited)


                                                   1993              l992
                                                   ----              ----
Cash flows from financing activities:
  Borrowings under bank and other long-term
   obligations                                     13,064            69,573
  Proceeds from issuance of common stock              201               839
  Repayment of long-term obligations              (10,952)          ( 5,108)
  Increase in deferred financing costs            (   188)          ( 1,151)
                                                ---------         ---------
     Net cash provided by
      financing activities                          2,125            64,153
                                                ---------         ---------
Net decrease in cash                              ( 2,753)          ( 1,413)

Cash at the beginning of the period                 7,795             2,034
                                                ---------         ---------
Cash at the end of the period                   $   5,042         $     621
                                                ---------         ---------
                                                ---------         ---------
Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
       Interest                                 $  31,246         $  23,695
       Income Taxes                             $   5,684         $  12,363

Reconciliation of assets acquired and
     liabilities assumed
  Fair value of assets acquired                 $    -            $  33,819
  Liabilities assumed                                -               16,994
                                                ---------         ---------
Cash Paid                                       $    -            $  16,825
                                                ---------         ---------
                                                ---------         ---------

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


2.   INVENTORIES

     Inventories at December 31, l993 and June 30, 1993 consist of the following:

                                              December 31          June 30
                                              -----------          -------
     Raw materials and stock parts              $  75,722         $  88,163
     Work-in-process                               79,430            91,762
     Finished goods                               121,856            98,933
                                              -----------         ---------
                                                  277,008           278,858
     Less - Progress billings                       7,002            14,718
                                              -----------         ---------
                                                $ 270,006         $ 264,140
                                              -----------         ---------
                                              -----------         ---------

3.   RESTRUCTURING AND OTHER CHARGES

     On January 5, 1994, the Company's Board of Directors approved a restructuring program with the objective of focusing the Company's resources on its core product lines and reducing debt. In connection with the program, the Company has identified certain businesses for potential divestiture. Aggregate sales of these businesses represented approximately 29 percent of the Company's total sales volume for fiscal 1993. Estimated proceeds from the sale of certain of these businesses are less than the current book value of those respective businesses. As a result, the Company has recorded a charge to income of approximately $27,300. This amount is included under "Restructuring and other charges" in the accompanying Condensed Consolidated Statements of Operations. While the Company believes it will be able to sell all of the identified candidates for divesture at prices acceptable to the Company, if such prices are not obtained the Company may elect to retain certain of these businesses for an indefinite period. As a result, the Company will classify the results of these businesses as continuing operations until any related sale is consummated.

     The Company has also undertaken a review of its core product lines with the objective of developing actions to reduce costs and improve future profitability. The Company has identified a substantial amount of excess capacity and potentially obsolete or excess inventory levels related to the Company's electronic ballast product line. Estimated exposure to these issues is based upon current and projected demand and production rates for this product line primarily over the next 24 months. The Company also plans to relocate and consolidate a number of administrative functions in connection with its overall restructuring program. As a result of the review and restructuring program, the Company recorded charges to income of approximately $26,500 related to the electronic ballast product line, including approximately $12,400 related to potentially excess and obsolete inventory and approximately $14,100 related to excess capacity, severance and other issues. The Company has also recorded a charge of approximately $4,800 related primarily to anticipated severance and relocation costs associated with the planned consolidation of administrative functions. These amounts are included under "Restructuring and other charges" in the accompanying Condensed Consolidated Statements of Operations.

     Of the approximately $58,600 total "Restructuring and other charges" as detailed above and recorded during the second quarter of fiscal 1994, approximately $47,900 represent a noncash write-off of recorded assets and $10,700 relate to actions which will require future cash outflows, primarily over the next 6 to 12 months.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED DECEMBER 31, 1993 VS. 1992 -- Net sales. Total net sales decreased 6% to $349.9 million in the three months ended December 31, 1993, from $372.0 million in the corresponding period in the prior fiscal year. Net sales in the Ballasts and Transformers segment decreased 12% due primarily to lower sales of electronic lighting ballasts, small transformer products in Europe and medium power transformers, partially offset by increased sales of magnetic lighting ballasts. Net sales in the Motors and Controls segment increased 2% due primarily to increased sales of fractional horsepower motors and electronic adjustable speed drives, partially offset by lower sales of generators, large custom motors and defense related products.

     Gross profit. Gross profit decreased 26% to $65.5 million (18.7% of net sales) in the three months ended December 31, 1993 from $88.3 million (23.7% of net sales) in the three months ended December 31, 1992. Gross profit decreased due primarily to lower margins in the electronic ballast business due to lower sales and increased fixed costs associated with capacity increases implemented in the prior fiscal year; lower margins in the medium power transformer and utility services businesses due to lower sales prices; and lower margins in generator and large custom motors due to lower sales volume.

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

     Income (loss) before taxes and Net loss. The Company recorded a loss before income taxes of $59.1 million in the three months ended December 31, 1993, compared to income before taxes of $14.0 million in the three months ended December 31, 1992. Net loss in the fiscal 1994 period was $42.5 million compared to net income of $8.2 million. The income tax benefit in the fiscal 1994 period was recorded at 28% compared to a statutory rate of approximately 40%, reflecting a valuation allowance provided against the Company's net deferred tax asset position.

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

     Income (loss) from operations.   For the six months ended December 31,
     1993, the Company recorded a loss from operations of $31.8 million compared to income of $53.6 million in the corresponding period in the prior fiscal year. The loss from operations in the Ballasts and Transformers segment was $22.1 million compared to income of $31.9 million due primarily to Restructuring and other charges of $32.8 million recorded in the period ended December 31, 1993, as a result of a restructuring program approved by the Company's Board of Directors and a review of inventory and capacity issues in the electronic ballast business (see Note 3 of Notes to Condensed Consolidated Financial Statements). In addition to these charges, the loss from operations was impacted by an operating loss in the electronic ballast business and lower income from operations in the medium power transformer business. In the Motors and Controls business, a loss from operations of $9.7 million was recorded in the six months ended December 31, 1993, compared to income from operations of $21.7 million in the corresponding period in the prior fiscal year, due primarily to Restructuring and other charges of $25.8 million recorded in the period ended December 31, 1993. The loss from operations was also impacted by lower income from operations in utility repair services, large custom motors and defense related products, partially offset by higher income from operations in fractional horsepower motor and electronic drive product lines.

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

     Income (loss) before taxes and Net loss. The Company recorded a loss before income taxes of $56.7 million in the six months ended December 31, 1993 compared to income before taxes of $25.4 million in the six months ended December 31, 1992. The loss before cumulative effect of accounting changes was $41.1 million in the fiscal 1994 period compared to income before cumulative effect of accounting changes of $15.0 million in fiscal 1993. Net loss was $41.1 million compared to net loss of $33.7 million. The fiscal 1993 period reflects charges to income aggregating $48.7 million reflecting the cumulative effect of changes in accounting for postretirement welfare benefits and income taxes. The income tax benefit in the fiscal 1994 period was recorded at 28% compared to a statutory rate of approximately 40%, reflecting a valuation allowance provided against the Company's net deferred tax asset position.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company believes that internally generated funds and available credit facilities will provide sufficient capital resources to finance operations, fund planned capital expenditures and pay interest and scheduled maturity payments on outstanding debt. The Company recorded approximately $58.6 million of Restructuring and other charges in the period ended December 31, 1993 (see note 3 of Notes to Condensed Consolidated Financial Statements). Of the $58.6 million, approximately $10.7 million represents anticipated future cash outflows, primarily over the next 6 to 12 months, from actions associated with the planned restructuring program. However, the Company also expects to generate substantial cash, primarily during the same period, from anticipated divestitures associated with the program. Cash generated from the restructuring program will be used primarily to repay outstanding debt.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

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

                                        MAGNETEK, INC.
                                        (Registrant)



Date:  February 22, 1993                  /s/ David P. Reiland
                                    --------------------------------
                                              David P. Reiland
                                           Executive Vice President
                                        and Chief Financial Officer
                                      (Duly authorized officer of the
                                         registrant and principal
                                            financial officer)