Form 10-Q
period 1994-03-31
MAGNETEK INC
filed 1994-05-17
CIK 751085

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1994

                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                ------------------

Commission file number 1-10233
                                 --------------

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
Yes   X    No
    -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
    -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of April 26, 1994: 24,190,450 shares.

PART I.  FINANCIAL INFORMATION

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial position as of March 31, l994 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1994, and 1993. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and nine months ended March 31, 1994 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1                           MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, l994 and JUNE 30, l993
                             (amounts in thousands)


                                              MARCH  31        JUNE 30
                                              ---------        -------
                                              (unaudited)
ASSETS

Current assets:
  Cash                                      $     3,490        $     7,795
  Accounts receivable                           280,183            335,877
  Inventories                                   266,463            264,140
  Deferred income taxes,
   prepaid expenses and other                    37,348             24,460
                                            -----------        -----------
    Total current assets                        587,484            632,272
                                            -----------        -----------

Property, plant and equipment                   462,620            428,730

Less-accumulated depreciation
 and amortization                               209,949            182,725
                                            -----------        -----------
                                                252,671            246,005
                                            -----------        -----------
Cost in excess of fair value
 of net assets acquired                         126,637            130,350

Deferred charges, intangible
 and other assets                                40,045             44,163
                                            -----------        -----------
                                            $ 1,006,837        $ 1,052,790
                                            -----------        -----------
                                            -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $   131,371         $  162,671
  Accrued liabilities                           134,185            116,472
  Current portion of long-
   term obligations                              27,119              7,949
                                            -----------        -----------
    Total current liabilities                   292,675            287,092
                                            -----------        -----------

Long-term debt, net
 of current portion                             505,711            515,807

Other long-term obligations                      73,732             69,020

Deferred income taxes                            13,974             17,842

Commitments and contingencies

Stockholders' equity
  Common stock                                      242                241
  Other                                         120,503            162,788
                                            -----------        -----------
Total stockholders' equity                      120,745            163,029
                                            -----------        -----------

                                            $ 1,006,837        $ 1,052,790
                                            -----------        -----------
                                            -----------        -----------

                             See accompanying notes

                                 MAGNETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, l994 AND 1993
                  (amounts in thousands except per share data)
                                   (unaudited)



                                                 1994               1993
                                                 ----               ----

Net sales                                     $ 374,246          $ 385,728
Cost of sales                                   299,190            296,808
                                               --------           --------

Gross profit                                     75,056             88,920
Selling, general and administrative              58,659             58,796
                                               --------           --------


Income from operations                           16,397             30,124
Interest expense                                 11,916             12,467
Other expense, net                                1,578              2,515
                                               --------           --------

Income  before income taxes                       2,903             15,142
Income taxes                                      1,220              6,209
                                               --------           --------


Net income                                    $   1,683          $   8,933
                                               --------           --------
                                               --------           --------


Earnings per common share:

  Primary                                     $     .07          $    0.35
                                               --------           --------
                                               --------           --------


  Fully diluted                               $   *              $    0.33
                                               --------           --------
                                               --------           --------

* Per share amount on a fully diluted basis has been omitted as such amount is anti-dilutive in relation to the primary per share amount.


                             See accompanying notes

                                 MAGNETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, l994 AND 1993
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                 1994               1993
                                                 ----               ----

Net sales                                   $ 1,103,815        $ 1,093,558
Cost of sales                                   885,162            839,456
                                            -----------        -----------

Gross profit                                    218,653            254,102
Selling, general and administrative             175,527            170,398
Restructuring and other charges                  58,562              --
                                            -----------        -----------
Income (loss) from operations                   (15,436)            83,704
Interest expense                                 35,707             35,880
Other expense, net                                2,673              7,264
                                            -----------        -----------

Pretax income (loss) before
 cumulative effect of
  accounting changes                            (53,816)            40,560
Income taxes                                    (14,403)            16,630
                                            -----------        -----------

Income (loss) before cumulative
  effect of accounting changes                  (39,413)            23,930
Cumulative effect of change in
 accounting for postretirement
 welfare benefits, net of tax benefit             --               (35,734)
Cumulative effect of change in
 accounting for income taxes                      --               (13,000)
                                            -----------        -----------

Net loss                                    $   (39,413)       $   (24,804)
                                            -----------        -----------
                                            -----------        -----------

Earnings per common share:
 Primary:
  Income (loss) before cumulative
   effect of accounting changes             $     (1.59)       $      0.96
  Cumulative effect of
   accounting changes                             --                 (1.99)
                                            -----------        -----------

  Net loss                                  $     (1.59)       $     (1.03)
                                            -----------        -----------
                                            -----------        -----------

 Fully diluted:
  Income (loss) before cumulative
   effect of accounting changes             $     *            $      0.89
  Cumulative effect of
   accounting changes                             --                *
                                            -----------        -----------

  Net loss                                  $     *            $    *
                                            -----------        -----------
                                            -----------        -----------

* Per share amounts on a fully diluted basis has been omitted as such amounts are anti-dilutive in relation to the primary per share amounts.

                             See accompanying notes

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (amounts in thousands)
                                   (unaudited)


                                                     1994               1993
                                                     ----               ----
Cash flows from operating activities:
  Net loss                                         $ (39,413)         $ (24,804)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation and amortization                    35,715             35,763
     Provision for restructuring
      and other charges                               58,562               --
     Cumulative effect of accounting changes            --               48,734
     Change in assets and liabilities net of
      effects from acquired companies:
        (Increase) decrease in accounts
          receivable                                  54,694            (34,648)
        (Increase) decrease in inventories           (17,823)            (4,410)
        (Increase) decrease in other
          current assets                               2,008               (959)
        Decrease in current liabilities              (56,259)           (20,963)
        Increase (decrease) in deferred              (18,774)                95
          income taxes
        (Increase) decrease in other
         operating assets                                328            ( 4,204)
        Increase (decrease) in other
          long-term liabilities                        4,712            ( 4,035)
                                                   ---------          ---------
        Total adjustments                             63,163             15,373
                                                   ---------          ---------
        Net cash provided (used) by
          operating activities                        23,750            ( 9,431)
                                                   ---------          ---------


Cash flows from investing activities:
  Purchase of and investment in companies,
   net of cash acquired                                 --              (24,323)
  Capital expenditures, net                          (38,245)           (43,473)
  Annuity contract and other investments                 902            ( 9,787)
                                                   ---------          ---------
     Net cash used in investing
      activities                                     (37,343)           (77,583)
                                                   ---------          ---------



                            (continued on next page)

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (amounts in thousands)
                                   (unaudited)


                                                      1994               l993
                                                      ----               ----
Cash flows from financing activities:
  Borrowings under bank and other long-term
   obligations                                        20,026             91,409
  Proceeds from issuance of common stock                 428              2,036
  Repayment of long-term obligations                 (10,952)            (3,447)
  Increase in deferred financing costs               (   214)           ( 1,257)
                                                  -----------        -----------
     Net cash provided by
      financing activities                             9,288             88,741
                                                  -----------        -----------

Net increase (decrease) in cash                      ( 4,305)             1,727

Cash at the beginning of the period                    7,795              2,034
                                                  -----------        -----------
Cash at the end of the period                     $    3,490         $    3,761
                                                  -----------        -----------
                                                  -----------        -----------

Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
       Interest                                   $   35,108         $   37,216
       Income Taxes                               $    6,477         $   17,920

Reconciliation of assets acquired and
     liabilities assumed
  Fair value of assets acquired                   $     --           $   42,547
  Liabilities assumed                                   --               18,224
                                                  -----------        -----------
Cash paid                                         $     --            $  24,323
                                                  -----------        -----------
                                                  -----------        -----------

                             See accompanying notes

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994
           (All dollar amounts are in thousands except per share data)
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and nine-month periods ended March 31, l994 and l993 contained thirteen weeks and forty weeks, and thirteen weeks and thirty-nine weeks, respectively.


2.   INVENTORIES

     Inventories at March 31, l994 and June 30, 1993 consist of the following:

                                                 March 31              June 30
                                                 --------              -------
     Raw materials and stock parts                  $ 71,181           $ 88,163
     Work-in-process                                  80,161             91,762
     Finished goods                                  125,165             98,933
                                                    --------           --------
                                                     276,507            278,858
     Less - Progress billings                         10,044             14,718
                                                    --------           --------
                                                    $266,463           $264,140
                                                    --------           --------
                                                    --------           --------

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

4.   LONG-TERM DEBT AND BANK BORROWING ARRANGEMENTS

     Primarily as a result of the Restructuring and other charges referred to in Note 3 and recorded during fiscal 1994 and recent operating results, the Company violated certain financial covenants included in its Revolving Credit and Senior Note Agreements. Effective March 31, 1994, the Company amended both Agreements to adjust the financial covenants prospectively based upon a review of expected future operating performance. As a result of these amendments, the interest rate on borrowings under both the Revolving Credit and Senior Note Agreements was increased by one-quarter percent. The interest rate on borrowings under the Revolving Credit Agreement will be reduced to prior levels upon the achievement of specified leverage ratios. All other terms and provisions of both Agreements remain substantially unchanged.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 1994 VS. 1993 -- Net sales. Total net sales decreased 3% to $374.2 million in the three months ended March 31, 1994, from $385.7 million in the corresponding period in the prior fiscal year. Net sales in the Ballasts and Transformers segment decreased 10% due primarily to lower sales of electronic lighting ballasts, small transformer products in Europe and medium power transformers, partially offset by increased sales of power supplies in Europe. Net sales in the Motors and Controls segment increased 5% due primarily to increased sales of fractional horsepower motors and electronic adjustable speed drives, partially offset by lower sales of large custom motors and airport systems equipment.

     Gross profit. Gross profit decreased 16% to $75.1 million (20.1% of net sales) in the three months ended March 31, 1994 from 88.9 million (23.0% of net sales) in the three months ended March 31, 1993. Gross profit decreased due to lower margins in the electronic ballast business due to lower sales and increased fixed costs associated with capacity increases implemented in the prior fiscal year; lower sales and margins in the medium power transformer and utility service businesses due to lower selling prices; and lower margins in the large custom motor business partially offset by higher margins in fractional horsepower motors.

     Income from operations. Income from operations decreased 46% to $16.4 million (4.4% of net sales) in the three months ended March 31, 1994 from 30.1 million (7.8% of net sales) in the corresponding period in the prior fiscal year. Income from operations in the Ballasts and Transformers segment was $7.3 million (3.8% of net sales) vs. $20.0 million (9.4% of net sales) due primarily to lower income in electronic ballasts and the transformer product lines indicated above. Income from operations in the Motors and Controls segment was $9.1 million (5.0% of net sales) vs. $10.1 million (5.8% of net sales) due to lower income in utility service and large custom motor business, partially offset by higher income in fractional horsepower motors.

     Interest expense. Interest expense decreased 4% to $11.9 million in the three months ended March 31, 1994 from $12.5 million in the corresponding period in the prior fiscal year. The decrease was due to lower variable interest rates, primarily related to the Company's European borrowings.

     Income before taxes and net income. Income before taxes was $2.9 million in the three months ended March 31, 1994 compared to $15.1 million in the three months ended March 31, 1993. Net income was $1.7 million compared to $8.9 million. The effective income tax rate was 42% in the 1994 period vs. 41% in the 1993 period due to a higher federal income tax rate.

     NINE MONTHS ENDED MARCH 31, 1994 VS. 1993 -- Net sales. Total net sales increased 1% to $1.10 billion in the nine months ended March 31, 1994, from $1.09 billion in the corresponding period in the prior fiscal year. As a result of the Company's use of a fifty-two, fifty-three week fiscal year, the first nine months of fiscal 1994 contained forty weeks compared to thirty-nine weeks in the first nine months of 1993. The increase in total net sales was due to the additional week of sales in the fiscal 1994 period as well as the inclusion of the results of a power conversion business acquired in the second quarter of the prior fiscal year. On a proforma basis, excluding the effect of these items, total net sales in the fiscal 1994 period were 1% lower than to net sales in the fiscal 1993 period. Net sales in the Ballasts and Transformers segment decreased 8% due primarily to the lower sales of electronic lighting ballasts, small transformer products in Europe and medium power transformers, partially offset by increased sales of magnetic lighting ballasts. Net sales in the Motors and Controls segment increased 12% due primarily to increased sales of fractional horsepower motors and electronic adjustable speed drives, partially offset by lower sales of large custom motors.

     Gross profit.   Gross profit decreased 14% to $218.7 million (19.8% of
     net sales) in the nine months ended March 31, 1994, from $254.1 million (23.2% of net sales) in the nine months ended March 31, 1993. Gross profit decreased due primarily to lower margins in the electronic ballast business due to lower sales and increased fixed costs associated with capacity increases implemented in the prior fiscal year; lower margins in the medium power transformer and utility service businesses due to lower sales prices; and lower margins in large custom motors due to lower sales volume, partially offset by higher margins in fractional horsepower motor product lines.

     Income (loss) from operations.   For the nine months ended March 31,
     1994, the Company recorded a loss from operations of $15.4 million compared to income of $83.7 million in the corresponding period in the prior fiscal year. The loss from operations in the Ballasts and Transformers segment was $14.9 million compared to income of $51.9 million due primarily to Restructuring and other charges of $32.8 million recorded in the fiscal 1994 period, as a result of a restructuring program approved by the Company's Board of Directors and a review of inventory and capacity issues in the electronic ballast business (see Note 3 of Notes to Condensed Consolidated Financial Statements). In addition to these charges, the loss from operations was impacted by lower income in the electronic ballast business and the medium power transformer business as well as an operating loss in the domestic power supply business. In the Motors and Controls business, a loss from operations of $0.5 million was recorded in the nine months ended March 31, 1994, compared to income from operations of $31.8 million in the corresponding period in the prior fiscal year, due to Restructuring and other charges of $25.8 million recorded in the fiscal 1994 period.

     The loss from operations was also impacted by lower income from operations in utility repair services, large custom motors and control products, partially offset by higher income from operations in fractional horsepower motor and electronic drive product lines.

     Interest expense. Interest expense was comparable at $35.7 million in the nine months ended March 31, 1994, vs $35.9 million in the corresponding period in the prior fiscal year. On a pro forma basis excluding the additional week of interest expense in the fiscal 1994 period, interest expense decreased 2% due to interest income from the Company's investment in an annuity contract and lower variable borrowing rates in Europe.

     Income (loss) before taxes and Net loss. The Company recorded a loss before income taxes of $53.8 million in the nine months ended March 31, 1994 compared to income before taxes of $40.6 million in the nine months ended March 31, 1993. The loss before cumulative effect of accounting changes was $39.4 million in the fiscal 1994 period compared to income before cumulative effect of accounting changes of $23.9 million in fiscal 1993. Net loss was $39.4 million compared to net loss of $24.8 million. The fiscal 1993 period reflects charges to income aggregating $48.7 million reflecting the cumulative effect of changes in accounting for postretirement welfare benefits and income taxes. The income tax benefit in the fiscal 1994 period was recorded at 27% compared to a statutory rate of approximately 40%, reflecting a valuation allowance provided against the Company's net deferred tax asset position.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company believes that internally generated funds and available credit facilities will provide sufficient capital resources to finance operations, fund planned capital expenditures and pay interest and scheduled maturity payments on outstanding debt. The Company recorded approximately $58.6 million of Restructuring and other charges in the nine-month period ended March 31, 1994 (see note 3 of Notes to Condensed Consolidated Financial Statements). Of the $58.6 million, approximately $10.7 million represents anticipated future cash outflows, primarily over the next 6 to 12 months, from actions associated with the planned restructuring program. However, the Company also expects to generate substantial cash, primarily during the same period, from anticipated divestitures associated with the program. Cash generated from the restructuring program will be used primarily to repay outstanding debt.

     As of March 31, 1994, the Company had available borrowing capacity of approximately $45 million under bank credit facilities. During the second quarter of fiscal 1994, the Company amended certain financial covenants under its Revolving Credit Agreement based upon projected operating results. Primarily as a result of the announced restructuring program and related charges recorded during the current fiscal year, the Company violated certain financial covenants in the Revolving Credit and Senior Note Agreements. Effective March 31, 1994 the Company amended the revolving Credit and Senior Note Agreements to reflect revised financial covenants (see Note 4 of Notes to Condensed Consolidated Financial Statements).

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

        10.87    First Amendment to the 1991 Director Incentive
                 Compensation Plan of MagneTek, Inc., dated as of April 28, 1994

        10.88    Executive Management Agreement by and between
                 MagneTek, Inc. and The Spectrum Group, Inc., dated as of July 1, 1994


   (b) REPORTS ON FORM 8-K

        None

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAGNETEK, INC.
                                            (Registrant)



Date:  May 16, 1993                  /s/ David P. Reiland
                               --------------------------------
                                              David P. Reiland
                                           Executive Vice President
                                        and Chief Financial Officer
                                      (Duly authorized officer of the
                                         registrant and principal
                                            financial officer)