Form 10-K
period 1994-07-03
MAGNETEK INC
filed 1994-10-17
CIK 751085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                    FORM 10-K

(MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 3, 1994

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10233
                               __________________

                                 MAGNETEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                               95-3917584
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification No.)


            26 CENTURY BOULEVARD
            NASHVILLE, TENNESSEE                            37229
   (Address of Principal Executive Offices)               (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (615) 316-5100
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
             -------------------                    ---------------------
         Common Stock, $.01 par value              New York Stock Exchange
  8% Convertible Subordinated Notes Due 2001       New York Stock Exchange
       Preferred Stock Purchase Rights             New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    -
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes   No X
                                  -    -
          The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 30, 1994) was $299,408,248.

          The number of shares outstanding of the Registrant's Common Stock, as of September 30, 1994, was 24,215,674 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the MagneTek, Inc. 1994 Annual Report to Shareholders for the year ended July 3, 1994 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the MagneTek, Inc. 1994 Annual Report to Shareholders is not deemed filed as part of this Report.

          Portions of the MagneTek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 3, 1994 are incorporated by reference into Part III hereof.

                                 MAGNETEK, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 3, 1994(1)
                                                                            Page
                                                                            ----

ITEM 1.   BUSINESS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2.   PROPERTIES.. . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . 9

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .11

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . .11

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.. . . . . . . . . . . . . . . . . . . . .11

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. . . . . . . .12

ITEM 11.  EXECUTIVE COMPENSATION.. . . . . . . . . . . . . . . . . . . . . .14

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.. . . . . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.. . . . . . . . . .14

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

____________________
(1) The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. Accordingly, the Company's 1994 fiscal year ended on July 3, 1994 and contained 53 weeks. For clarity of presentation, all periods are presented and discussed as if each fiscal year ended on June 30. The years ended June 27, 1993 and June 28, 1992 each contained 52 weeks.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

          The electrical equipment industry is characterized by diversity of markets, global competition and relatively high barriers to entry due to intensive capital requirements and required access to market channels. From its inception in 1984, MagneTek pursued a growth strategy designed to achieve the size necessary to compete with domestic and foreign electrical equipment manufacturers. During the late 1980s and early 1990s the Company grew rapidly, primarily through acquisitions of electrical equipment businesses supplemented by internal growth. While this growth enabled the Company to achieve a significant share of several electrical product and service markets, and enhanced efforts to reduce manufacturing costs through economies of scale and vertical integration, the use of debt to finance the majority of the acquisitions left the Company with a relatively high degree of financial leverage in its balance sheet.

          During the fiscal year ended June 30, 1994, MagneTek's Board of Directors approved a plan to focus the Company's resources on fewer product lines and reduce debt. Subsequent to fiscal year end, the Board of Directors adopted a formal restructuring program including the sale of certain businesses comprised primarily of the Company's utility, military, controls and custom motor product lines (see Note 2 of Notes to Consolidated Financial Statements). The discussion which follows focuses on the continuing operations of the Company.

          The Company operates in two business segments: Ballasts and Transformers, including lighting products (magnetic and electronic lighting ballasts), power supplies and small transformer products; and Motors and Controls, which includes fractional and integral horsepower electric motors, medium voltage generators and variable speed electronic drives.

BALLASTS AND TRANSFORMERS SEGMENT

          GENERAL. The Ballasts and Transformers segment, which accounted for 58% of net sales in fiscal 1994, manufactures a broad range of equipment in the United States and Europe in two general product groups: Lighting products, including fluorescent (both magnetic and electronic) and high intensity discharge ("HID") ballasts; and Transformer products, including electronic power supplies, various small component and specialty transformers, and dry type distribution transformers. The Company's European operations, concentrated primarily in magnetic lighting ballasts and electronic power supplies, accounted for 29% of the segment's total net sales in fiscal 1994. One customer, Lithonia Lighting, a lighting fixture OEM, accounted for 10% of the segment's total net sales in fiscal 1994.

          LIGHTING PRODUCTS. For fiscal 1994, sales of Lighting products represented 73% of the segment's total net sales. The Company is an industry leader, measured by market share, in magnetic fluorescent ballasts both domestically and in Europe, and in electronic fluorescent ballasts domestically. Sales of magnetic ballasts (including HID) accounted for 44% (36% in the U.S. and 8% in Europe) of the segment's total net sales in fiscal 1994. Magnetic ballasts are used in standard fluorescent lighting fixtures in office, commercial and residential applications, and in various types of specialty lighting applications, including indoor and outdoor displays and signs. HID ballasts are used in lighting fixtures in industrial and municipal applications, such as street lighting, outside security and parking lot lighting, factory and warehouse indoor illumination and sports lighting. Electronic solid state fluorescent ballasts offer savings in the form of reduced energy consumption but have a higher initial cost than that of a standard magnetic ballast. Sales of electronic ballasts, primarily in the U.S., accounted for 24% of the segment's total net sales in fiscal 1994.

          In the U.S., approximately 65% of the Company's fluorescent and HID ballasts are sold through MagneTek's direct sales force to OEMs with the balance sold through independent manufacturers' representatives to more than 4,000 independent electrical distributors nationwide. In Europe, sales are made through a combination of the Company's direct sales force and sales agents, primarily to OEMs.

          TRANSFORMER PRODUCTS. Sales of Transformer products accounted for 27% of the segment's net sales for fiscal 1994. Sales of Transformer products in Europe, primarily electronic power supplies which are custom designed for use in electronic business machines, computers and industrial equipment, accounted for 18% of the segment's net sales in fiscal 1994. The Company also manufactures dry type distribution transformers used primarily in building applications as well as various component and specialty transformers. The Company markets its various Transformer products through its direct sales force and independent manufacturers' representatives directly to OEMs and (in the U.S.) through independent electrical distributors.


          BACKLOG. The Company's backlog in the Ballasts and Transformers segment as of June 30, 1994, was $98.6 million compared to $240.8 million as of the end of fiscal 1993. The decrease in the backlog has resulted from decreased backlog for electronic ballasts. Backlog in electronic ballasts was $15.1 million as of June 30, 1994 compared to $134.2 million as of June 30, 1993. Backlog represents purchase orders received by the Company which are subject to cancellation. During fiscal 1994, the Company experienced significant cancellations of orders for electronic ballasts due to excess inventories at the Company's electrical distributor customers. These cancellations occurred primarily during the first half of fiscal 1994. The Company has not experienced significant order cancellations since that time.

          COMPETITION. The principal competitors of the Company in Lighting products in the U.S. are Advance Transformer Company (a division of North American Phillips Corp.), Electronic Ballast Technology (an affiliate of North American Phillips Corp.), Valmont Industries and Motorola, and in Europe, Schwabe, Helvar and Zumtobel. Competitors in Transformer products are Advance Transformer Company and Astec. Certain of the Company's competitors in the Ballasts and Transformers segment have substantially greater resources than the Company. The Company competes principally on the basis of customer service and engineering capabilities, quality and price.

MOTORS AND CONTROLS SEGMENT

          GENERAL. The Motors and Controls segment, which accounted for 42% of net sales in fiscal 1994, manufactures equipment in two product groups: Motors and Generators, including fractional and integral horsepower electric motors and medium voltage generators, and Drives and Systems, including electronic adjustable speed drives and drive systems. The Company's European operations are not significant to the segment, representing less than 2% of the segment's total net sales in fiscal 1994. One customer, Caterpillar, Inc., accounted for 12% of the segment's total net sales in fiscal 1994.

          MOTOR AND GENERATOR PRODUCTS. In fiscal 1994, Motor and Generator products represented 84% of the segment's total net sales. The Company's electric motors, most of which use AC power, range in size from 1/8 to 500 horsepower. Motors ranging in size from 1/8 to 5 horsepower (depending on frame size) are designated fractional horsepower ("FHP") motors. FHP motors are used both in residential applications, primarily in appliances such as room air conditioners, dehumidifiers and ventilators, as well as pool and spa pumps, and in commercial applications such as heating, ventilating and air conditioning ("HVAC"), food service and agribusiness. AC motors ranging in size from 1 to 500 horsepower, designated integral horsepower ("IHP") motors, are used primarily in commercial HVAC, mining, petrochemical and commercial laundry applications. The Company also manufactures DC motors, ranging in size from 1/6 to 3 horsepower, used in variable speed applications such as conveyors, material handling and packing equipment, exercise equipment and machine tools. Approximately 70% of the Company's motors are sold to OEMs primarily through the Company's direct sales force. The remaining motors are marketed through a network of approximately 2,600 distributors, primarily for replacement of worn motors.

          Generators manufactured by the Company range in size from 50 kilowatt ("KW") to 2,250 KW. Over 90% of generator sales are to Caterpillar, Inc., which manufactures and sells engine generator units for prime and standby power applications.

          DRIVES AND SYSTEMS PRODUCTS. Sales of Drives and Systems products accounted for 16% of the segment's total net sales for fiscal 1994. The Company's electronic adjustable speed drives and drive systems adjust and control the speed and output of electric motors. They are used in applications involving HVAC, paper converting, wire drawing, extrusion elevators, machine tools and material handling equipment. Drives and drive systems are sold primarily to OEMs and end users through a specialized engineering oriented direct sales force as well as through electrical distributors.

          BACKLOG. The Company's backlog in the Motors and Controls segment as of June 30, 1994 was $71.1 million compared to $69.9 million as of the end of fiscal 1993. The increase is primarily in FHP motors offset by lower backlog in IHP motors.

          COMPETITION. The principal competitors of the Company in Motor and Generator products are Emerson Electric Company, General Electric Company, Franklin Electric Company, Baldor Electric Company, A.O. Smith and Onan. The principal competitors in Drives and Systems are Reliance Electric Company, Emerson Electric Company, Allen Bradley and Eaton Corporation. Some of these competitors have substantially greater resources than the Company. The Company competes principally on the basis of customer service and engineering capabilities, quality and price.

INTERNATIONAL OPERATIONS

          The Company conducts most of its international activities through its MagneTek Europe operations. European operations include ballast and power supply production in Italy and Germany and motor manufacturing in the United Kingdom. The Company's international sales, including export sales from domestic operations, in fiscal 1994 accounted for 23% of the Company's total net sales.

SUPPLIERS AND RAW MATERIALS

          The Company manufactures many of the materials and components used in its products, including ballast and motor laminations and capacitors. The Company also draws its own magnet wire primarily for products in the Ballasts and Transformers segment.

          Virtually all materials and components purchased by the Company are available from multiple suppliers. In fiscal 1994, approximately 56% of the Company's total cost of sales was for the purchase of direct materials. Key commodities used in production include steel, copper and aluminum, as well as certain electronic components. The Company generally negotiates prices with steel vendors on an annual basis. The Company purchases copper for the Ballasts and Transformers segment primarily in rod form for drawing its own magnet wire and for the Motors and Controls segment in the form of finished magnet wire.
The Company seeks to mitigate its exposure to fluctuations in copper prices through short-term hedging programs as well as through forward contract arrangements with magnet wire suppliers. The Company purchases its aluminum requirements based upon the spot prices at delivery.

RESEARCH AND DEVELOPMENT

          Research and development activities are conducted by the respective operating divisions and are directed toward enhancement of existing products and development of new products. Advanced technologies are being developed in four main development centers and future development is sponsored by the Company and conducted by leading Universities. The Company's recent product development efforts have focused on the application of "state of the art" technologies in the following areas: development of innovative integrated electronic circuit architectures for lighting ballasts, power electronic based designs and advanced microprocessor/DSP controls for adjustable speed drives and fuel cell type inverters, superior design of energy efficient motors and cost-effective power supplies. The Company has a number of design projects underway relating to requirements for energy-efficient electrical products mandated by legislation. New CAD/CAM/CAE tools were introduced to improve the designs and reduce design time. The Company has also focused its research and development activities on improvements in the manufacturing process through increased factory automation and new improved computer systems. Through continued integration of the Company's various operating units, the Company expects to benefit from coordinated research and development efforts. Total research and development expenditures were approximately $17.5 million, $17.4 million and $13.8 million, respectively, for the 1994, 1993 and 1992 fiscal years.

TRADEMARKS AND PATENTS

          The Company holds numerous patents which, although of value, are not considered by management to be essential to the Company's business. The Company believes that it holds all the patent, trademark and other intellectual property rights necessary to conduct its business.

EMPLOYEES

          At the end of fiscal 1994, the Company had approximately 2,300 salaried employees and approximately 12,000 hourly employees, of whom approximately 6,100 are covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

ENVIRONMENTAL MATTERS

          GENERAL. The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response to such discovery, the Company conducts remediation activities to bring the facility into compliance with applicable laws and regulations. Except as described below, the Company's remediation activities for fiscal 1994 did not entail material expenditures, and its remediation activities for fiscal 1995 are not expected to entail material expenditures. Future discoveries of contaminated areas could entail material expenditures, depending upon the extent and nature of the contamination.

          UNIVERSAL MANUFACTURING (BRIDGEPORT). The Company's Universal Manufacturing division has used certain hazardous materials, including PCBs, in certain of its production processes. In particular, contaminated soil and groundwater have been located at Universal Manufacturing's Bridgeport, Connecticut facility. In connection with the February 1986 acquisition of Universal Manufacturing, the Company and the seller, Farley Northwest Industries, Inc. (the predecessor to Fruit of the Loom, Inc., hereinafter collectively with such successor referred to as "FOL"), executed an environmental agreement. Under this agreement, FOL agreed to perform certain cleanup work at the Bridgeport facility and to indemnify and hold the Company harmless for environmental claims attributable to FOL's or its predecessors' activities at the Bridgeport facility. To date, FOL has undertaken investigative actions and remedial work at Bridgeport as required by the environmental agreement, and such remedial work is now substantially complete.

          CENTURY ELECTRIC (MCMINNVILLE). Prior to its purchase by the Company in 1986, Century Electric, Inc. ("Century Electric") acquired a business from Gould Inc. ("Gould") in May 1983 which included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of hazardous waste, including but not limited to cleaning up any PCBs at the McMinnville facility (the "1983 indemnity"). Investigation revealed the presence of PCBs in portions of the soil and in the groundwater underlying the facility and in certain offsite soil. Century Electric has kept the Tennessee Department of Environment and Conservation, Division of Superfund, apprised of test results from the investigation. The McMinnville plant has been listed as a Tennessee Superfund Site, a report on that site has been presented to the Tennessee legislature, and community officials and plant employees have been notified of the presence of PCBs as above described. In July 1993, Gould submitted to the State of Tennessee a Feasibility Study recommending a cleanup of certain onsite soil with an estimated cost of $4.7 million. This estimate does not include ancillary costs of onsite cleanup, which are expected to be significant. Based upon currently available information, the aggregate costs for cleanup of certain onsite soil, including ancillary costs of onsite cleanup, are not expected to exceed
$15 million. Subsequent to June 30, 1994, Gould contracted for certain onsite cleanup to be performed, at its own expense, during the period from September 1994 through December 1994. The necessity for any potential offsite cleanup has not been studied, and no estimate or range of any potential offsite cleanup costs has been developed. The Company believes that the costs for certain onsite cleanup, including ancillary costs of onsite cleanup, and the costs for any potential offsite cleanup are covered by the 1983 indemnity. In August 1994, Gould requested that the Company consider bearing an unspecified portion of each of these costs, and the Company declined. While the Company believes that Gould will continue to perform under its indemnity obligations, Gould's failure to perform such obligations could have a material adverse effect on the Company.

          OFFSITE LOCATIONS. The Company has been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several offsite locations. Due, in part, to the existence of indemnification from the former owners of certain acquired businesses for cleanup costs at certain of these sites, and except as described below, the Company's estimated share in liability (if any) at the offsite facilities is not expected to be material. It is possible that the Company will be named as a potentially responsible party in the future with respect to other sites.

          CROWN INDUSTRIES SITE (PIKE COUNTY, PENNSYLVANIA). In March 1992, the Company was informed by the Pennsylvania Department of Environmental Resources ("DER") that its Universal Manufacturing division is one of a number of potentially responsible parties with respect to a planned environmental investigation and cleanup at the Crown Industries site in Pike County, Pennsylvania. The DER has provided a non-binding preliminary allocation of liability in connection with the site that assigned the Company a 30 percent share. The aggregate expense of cleaning up the site is not currently known, but some preliminary indications suggest a range of $5 million to $15 million. To date, the DER has sought reimbursement of approximately $500,000 in the aggregate from the Company and the other potentially responsible parties. The Company has concluded that at least 90 percent of any liability it may incur relating to this site is covered by the indemnification provisions of its environmental agreement with FOL, and FOL has acknowledged such indemnity and is currently defending its own and the Company's interest in this site.

          FOL's failure to perform its obligations with respect to the Crown Industries site under the environmental agreement could have a material adverse effect on the Company.

ITEM 2.   PROPERTIES.

          The Company's headquarters and each of its principal facilities for the continuing operations of the Company are listed below, each of which is owned by the Company unless indicated as being leased.


                                                      Approximate
Location                       Lease Term             Size (Sq. Ft.)                        Principal Use
- - --------                       ----------             --------------                        -------------
Altavista, Virginia            --                     108,000                         Motor manufacturing

Blytheville, Arkansas          1998 plus options      114,000                       Ballast manufacturing
                                  to 2008



                                                      Approximate
Location                       Lease Term             Size (Sq. Ft.)                        Principal Use
- - --------                       ----------             --------------                        -------------
Bridgeport, Connecticut        1999                    100,000                    Capacitor manufacturing

Gainsborough                   --                      44,000                         Motor manufacturing
   Lincolnshire,
   England

Gallman, Mississippi           1999 plus options       130,000                                  Wire mill
                                  to 2073

Goodland, Indiana              --                      75,000         Component transformer manufacturing

Huntington, Indiana            --                      211,000                Converter, power supply and
                                                                          specialty ballast manufacturing

Huntington, Indiana            --                      54,000                           Technology center

Huntsville, Alabama            --                      75,000            Electronic ballast manufacturing

Juarez, Mexico                 Various                 150,000                        Motor manufacturing

LaVergne, Tennessee            1999                    188,000                        Distribution center

Lexington, Tennessee           --                      449,000          Motor and generator manufacturing

Mainaschaff, Germany           --                      60,331        Administrative and ballast, ignition
                                                                       coil and transformer manufacturing

Mainaschaff, Germany           Various                 209,257                 Ballast, ignition coil and
                                                                                transformer manufacturing

Matamoros, Mexico              Various                 251,000                Ballast, wiring harness and
                                                                                transformer manufacturing

McMinnville, Tennessee         Options to 2021         275,000                        Motor manufacturing

Mendenhall, Mississippi        1997                    251,600           Fluorescent ballast assembly and
                                                                                      distribution center

Milan, Italy                   --                      53,000                       Ballast manufacturing



                                                      Approximate
Location                       Lease Term             Size (Sq. Ft.)                        Principal Use
- - --------                       ----------             --------------                        -------------
Nashville, Tennessee           1996 plus option        29,000                      Corporate headquarters
                                  to 2001

New Berlin, Wisconsin          2008                    115,000           Drives and systems manufacturing

Owosso, Michigan               --                      198,000                        Motor manufacturing

Ripley, Tennessee              --                      84,000                         Motor manufacturing

St. Louis, Missouri            1995 plus options       106,000              Administration, marketing and
                                  to 2001                                           engineering personnel

Terranuova Bracciolini,        --                      149,000                 Power supply manufacturing
   Italy


          The Company believes its facilities are in satisfactory condition and are adequate for its present operations.

          ITEM 3.   LEGAL PROCEEDINGS.

          PENSION MATTERS. Primarily in 1985, the Company entered into agreements with Executive Life Insurance Company ("ELIC") under which ELIC assumed accrued pension obligations under certain defined benefit retirement plans (collectively, the "Plan") pursuant to an annuity purchase agreement. The Plan paid approximately $25.3 million to ELIC under these agreements. In April 1991, the California Insurance Commissioner (the "Commissioner") was named conservator of ELIC and the Los Angeles Superior Court issued orders providing that ELIC would pay 70% of the monthly payments due to the Company's retirees under the ELIC annuity contract.

          Under the terms of a plan of rehabilitation, which includes an enhancement agreement between the Commissioner and the National Organization of Life and Health Guaranty Associations ("NOLHGA") to augment the benefits paid to ELIC policyholders, individual annuitants with account values up to $100,000 will receive 100% of their benefits, resulting in the payment by the rehabilitated ELIC and NOLHGA of substantially all of the required payments to the Company's employees who are covered under the ELIC annuities. The rehabilitation plan provides for reimbursement of shortfall payments the Company had been providing from April 1991 to July 1992 and, accordingly, the Company has reflected the anticipated reimbursement in other assets in its consolidated financial statements.

          Effective on July 22, 1992, the Company entered into agreements settling all claims with respect to two complaints filed by the Department of Labor and by a labor union against various defendants, including the Company. The settlement agreements required the Company, among other things, to provide back-up insurance coverage in the form of an annuity purchased from an approved insurance company equal to 30% of the obligation to existing retirees. The Company also agreed to purchase additional coverage in the event payments from third parties to annuitants fall below 70% of the required amount. If annuity benefits under the back-up annuity are not needed to provide full benefit payments to covered annuitants, the proceeds will be remitted to the Company on an annual basis. On July 31, 1992, the Company purchased such an annuity from Metropolitan Life Insurance Company for approximately $9.8 million. Such annuity will only be used for retiree benefits in the event the combined payments by the rehabilitated ELIC and NOLHGA fall below 100% of the required benefits.

          The Company does not expect that the above transactions will have a material effect on the Company. However, should ELIC (or its successor) and/or NOLHGA fail to make required annuity payments in the future, such transactions could have a material adverse effect upon the Company.

          STOCKHOLDER LITIGATION. Four substantially identical actions were filed in 1993 against the Company and certain of its directors and officers. The four actions were subsequently consolidated in a single amended complaint. The suit purports to be a class action on behalf of purchasers of the Company's common stock from October 22, 1992 through August 6, 1993. The complaint asserts claims under the federal securities laws, and alleges that the Company artificially inflated the price of its common stock during the class period by failing to disclose adverse developments in the Company's business. The complaint does not specify the amount of damages sought.

          In July 1994, counsel for the Company defendants and the plaintiffs reached an agreement in principle to settle the litigation. Final approval of the settlement and dismissal of plaintiffs' claims is subject to a hearing following notice to the class and an opportunity for class members to file any objections to the settlement. The Consolidated Statement of Income for the year ended June 30, 1994 reflects a pretax charge of $2.65 million representing estimated costs to the Company including legal fees associated with the settlement.

          OTHER LITIGATION. The Company is a party to a number of product liability lawsuits, many of which involve fires allegedly caused by defective ballasts. All of these cases are being defended by the Company's insurers, and management believes that its insurers will bear all legal costs and liability, except for applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material adverse effect on the Company. In addition, the Company is frequently named in asbestos-related lawsuits which do not involve material amounts individually or in the aggregate.

          The Company is one of numerous defendants in a suit filed in 1993 by multiple plaintiffs claiming damages for personal injuries allegedly resulting from exposure to emissions allegedly generated by the defendants' manufacturing facilities in or near Brownsville, Texas. The plaintiffs have not specified the damages sought nor the particular emissions they contend implicate the Company. Discovery is ongoing and a trial has been set for May 1995, and the Company intends to defend the litigation vigorously. The Company is not able to estimate the potential exposure or range of exposure.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to the stockholders of the Company during the quarter ended July 3, 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 1993 and 1994:


          QUARTER ENDING                HIGH             LOW
          ----------------------------------------------------
          September 30, 1993           19-3/8          12-1/2
          December 31, 1993            15-1/2          12-1/4
          March 31, 1994               16-3/4          13-1/8
          June 30, 1994                15-1/8          13-1/8

          September 30, 1992           15-1/2          13-3/8
          December 31, 1992            18-1/8          12-3/8
          March 31, 1993               25-1/2          17-1/8
          June 30, 1993                24-1/2            18

          The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of the date of this Annual Report, there were approximately 375 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's loan agreements. Under the Company's 1993 bank loan agreement, the Company may not declare or pay any dividend or make any distribution with respect to its capital stock if any event of default exists or would result from such declaration and payment, and the amount of all such distributions may not exceed, in the aggregate, 25% of Net Income (as defined in the bank loan agreement) earned subsequent to June 30, 1993. Under the Indenture relating to the Company's 10-3/4% Senior Subordinated Debentures due 1998, the Company may not declare or pay any dividend or make any distribution with respect to its Common Stock (other than through the issuance of Qualified Capital Stock (as defined in the 10-3/4% Indenture and which includes Common Stock)), unless after giving effect to such dividend or distribution, (i) the Company is in compliance with the covenants contained in the 10-3/4% Indenture and (ii) the aggregate amount of all Restricted Payments (as defined in the 10-3/4% Indenture) declared or made after September 30, 1991 would not exceed (a) 50% of the aggregate Consolidated Net Income (as defined in the 10-3/4% Indenture) of the Company subsequent to September 30, 1991 minus 100% of the amount of any write-downs, write-offs, other negative revaluations and other negative extraordinary charges not otherwise reflected in such Consolidated Net Income, plus (b) the aggregate Net Proceeds (as defined in the 10-3/4% Indenture) to the Company from the sale of Qualified Capital Stock subsequent to September 30, 1991 (excluding any such Net Proceeds from the sale of Qualified Capital Stock by a Company subsidiary and excluding Qualified Capital Stock paid as a dividend on, or issued upon or in exchange for other Capital Stock (as defined in the 10-3/4% Indenture) or as a payment of interest on indebtedness of the Company), plus (c) $25 million.

ITEM 6.   SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information called for by Part II, items 5, 6, 7 and 8, except for information regarding the Company's dividend policy and related matters, which is provided in response to Item 5, above, is hereby incorporated by reference to the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, of the Company's 1994 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the current executive officers of the Company.


Name                          Age                      Position
- - ----                          ---                      --------

Andrew G. Galef               61            Chairman of the Board of Directors
                                              and Chief Executive Officer
Antonio Canova                52            Executive Vice President
C. Ore Davis                  52            Executive Vice President
Brian R. Dundon               48            Executive Vice President
Ronald W. Mathewson           57            Executive Vice President
David P. Reiland              40            Executive Vice President and
                                              Chief Financial Officer
John P. Colling, Jr.          38            Vice President and Treasurer
Thomas R. Kmak                44            Vice President and Controller
Alexander Levran, Ph.D.       44            Vice President, Technology
Samuel A. Miley               37            Vice President, General Counsel
                                              and Secretary
Robert W. Murray              55            Vice President, Communications and
                                              Public Relations
John E. Steiner               50            Vice President, Strategic Planning
                                              and Business Development
Dennis L. Hatfield            46            Assistant Vice President,
                                            Facilities and Environmental
                                            Affairs

          Mr. Galef has been the Chairman of the Board of Directors of the Company since July 1984 and became Chief Executive Officer in September 1993.
He also is the Chairman of the Nominating Committee. He has been President of The Spectrum Group, Inc. ("Spectrum"), a private investment and management firm, since its incorporation in California in 1978 and Chairman and Chief Executive Officer since 1987. Prior to the formation of Spectrum, Mr. Galef was engaged in providing professional interim management services to companies with serious operating and financial problems. Mr. Galef is presently a director of Warnaco, Inc., a diversified apparel manufacturer, and its parent, The Warnaco Group, Inc., and a director of Petco Animal Supplies, Inc., a company operating specialty pet food and supply stores, and was formerly Chairman of Aviall, Inc., a company providing aircraft engine refurbishment and related products and services, and Exide Corporation, a manufacturer of automotive and industrial batteries. Mr. Galef was the Chairman of GranTree Corporation when, during the 1990 fiscal year, it filed a voluntary petition for reorganization under Federal bankruptcy law. Mr. Galef also serves as chairman or a director of other privately held companies.

          Mr. Canova has been Executive Vice President of the Company since October 1993 and has served as managing director of MagneTek S.p.A. in Italy since March 1991. He held the same position with Plessey S.p.A. from 1988 until March 1991 when Plessey S.p.A. was acquired by the Company. From 1969 to 1988, Mr. Canova served as general manager of Plessey S.p.A.

          Mr. Davis has been Executive Vice President since July 1993 and served as Senior Vice President and Chief Administrative Officer from July 1989 until July 1993. He joined the Company in May 1987 as Senior Vice President, Human Resources. From August 1974 until April 1987 he held various positions with Santa Fe Southern Pacific Corporation, a transportation, natural resources and real estate company, most recently as Vice President, Human Resources.

          Mr. Dundon has been Executive Vice President since July 1993 and served as Executive Vice President of the Company's Motors and Controls business from November 1986 when Century Electric, Inc. was acquired by the Company until July 1993. Prior to the acquisition Mr. Dundon had been with Century Electric since 1971, serving in various capacities.

          Mr. Mathewson joined the Company in June 1994 as Executive Vice President. For more than five years prior to joining the Company, Mr. Mathewson served in various executive officer positions with Manville Corporation, a diversified holding company, and its subsidiary Schuller International, a fiberglass manufacturing company. Prior to that Mr. Mathewson was with General Electric for twenty-seven years, including six years in general management positions in its lamp business.

          Mr. Reiland has been Executive Vice President since July 1993 and Chief Financial Officer of the Company since July 1988. Mr. Reiland was also a Senior Vice President of the Company from July 1989 until July 1993. He has been Controller of the Company since August 1986 and was Vice President, Finance from July 1987 to July 1989. Prior to joining the Company, Mr. Reiland was an Audit Manager with Arthur Andersen & Co. where he served in various capacities since 1980.

          Mr. Colling has been Vice President of the Company since July 1990, Treasurer of the Company since June 1989 and was assistant treasurer of the Company from July 1987 to June 1989. Prior to that, Mr. Colling was the assistant treasurer of Century Electric, where he served in various capacities since August 1981.

          Mr. Kmak has been Vice President and Operations Controller since October 1993. Mr. Kmak was the vice president, finance of the Company's Motors and Controls business from November 1986 when Century Electric was acquired by the Company until July 1992 and served as vice president, operational finance of the Company's Motors and Controls business from July 1992 until October 1993. Prior to the acquisition Mr. Kmak had been with Century Electric since 1976, serving in various capacities.

          Dr. Levran joined the Company in July 1993 as Vice President, Technology. From 1991 to June 1993, Dr. Levran was employed by EPE Technologies, Inc., a subsidiary of Groupe Schneider, as Vice President of Engineering and Technology with worldwide engineering responsibilities. From 1981 to 1991, he held various engineering management positions with Teledyne Inet, a subsidiary of Teledyne, Inc., most recently as Vice President of Engineering. Dr. Levran received his Ph.D. in electrical engineering from the Polytechnic Institute of New York in 1981.

          Mr. Miley joined the Company in February 1990 as Vice President, General Counsel and Secretary. Prior to that time, he was an attorney with the law firms of Sheppard, Mullin, Richter & Hampton in Los Angeles, California (March 1986 to January 1990) and Sidley & Austin in Chicago, Illinois (May 1982 to March 1986).

          Mr. Murray joined the Company in April 1987 and currently serves as the Vice President, Communications and Public Relations. From 1976 until April 1987 he held various positions with Whittaker Corporation, a diversified aerospace manufacturing company, most recently as Vice President, Corporate Communications.

          Mr. Steiner joined the Company in September 1987 and since July 1994 has been the Vice President, Strategic Planning and Business Development. He has also served as vice president of the Company's Drives and Magnetics business since November 1993, as vice president and general manager of the Company's Drive Systems business from October 1990 to November 1993 and as vice president, marketing of the Company's Systems and Technology business from September 1987 to October 1990. Prior to joining the Company in 1987, Mr. Steiner had been with Westinghouse Electric Corporation, an electrical products manufacturing company, where he served in various capacities since 1967.

          Mr. Hatfield joined the Company in August 1992 as Assistant Vice President, Facilities and Environmental Affairs. Prior to that he was a principal in the industrial environmental consulting firms of Patterson Schafer, Inc. (February 1989 to December 1990) and Schafer Environmental Associates, Inc. (March 1991 to July 1992). From July 1985 to February 1989, Mr. Hatfield served as Director of Environmental Affairs of the Specialty Chemicals Group at Morton Thiokol, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in October, 1994, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                                     Annual
                                                                   Report To
                                                      Form 10-K   Stockholders
                                                         Page         Page
                                                      ---------   ------------


1.     Consolidated Financial Statements

       Consolidated Statements of Income for                           13
       Years Ended June 30, 1994, 1993 and 1992

       Consolidated Balance Sheets at June 30,                         14
       1994 and 1993

       Consolidated Statements of Stockholders'                        16
       Equity for Years ended June 30, 1994, 1993
       and 1992

       Consolidated Statements of Cash Flows for                       17
       Years Ended June 30, 1994, 1993 and 1992

       Notes to Consolidated Financial Statements                      18

       Report of Ernst & Young LLP, Independent                        32
       Auditors

2.     Consolidated Financial Statement Schedules
       V -- Property, Plant and Equipment               F-1

       VI -- Accumulated Depreciation and               F-2
       Amortization of Property, Plant and
       Equipment

       VIII -- Valuation and Qualifying Accounts        F-3


          All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.


3.     Exhibit Index                                 E-1 - E-7

          The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.


                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBERS                      DESCRIPTION OF EXHIBIT                  PAGE
- - -------                      ----------------------              ------------

  3.1         (1)  Restated Certificate of Incorporation of
                   the Company, as filed with the Delaware
                   Secretary of State on November 21, 1989.

  3.2         (1)  By-laws of the Company, as amended and
                   restated.

  3.3         (2)  Amendment to By-laws of the Company.

  4.1         (3)  Indenture between MagneTek, Inc. and The
                   Bank of New York, as Trustee, dated as of September 15, 1991 for $75,000,000 in principal amount of 8% Convertible
                   Subordinated Notes due 2001 including
                   form of Note.

  4.2         (4)  Form of Indenture between MagneTek, Inc.
                   and Union Bank, as Trustee, dated as of
                   November 15, 1991 for $125,000,000 Senior
                   Subordinated Debentures Due 1998
                   including form of Debenture.

  4.3         (5)  Specimen Common Stock Certificate.

  4.4         (6)  Form of Indemnification and Release
                   Agreements entered into between the
                   Company, MagTek Partners and Champlain
                   Associates as of January 30, 1991.

 10.1         (7)  Registration Rights Agreement dated as of
                   April 29, 1991 among the Company, Andrew
                   G. Galef, Frank Perna, Jr. and the other entities named therein.

 10.2         (8)  Executive Management Agreement dated as
                   of July 1, 1994, by and between the
                   Company and The Spectrum Group, Inc.

 10.3         (9)  Lease on Mendenhall, Mississippi facility
                   of Universal Manufacturing.

 10.4         (9)  Lease on Gallman, Mississippi facility of
                   Universal Manufacturing.

 10.5         (9)  Lease on Bridgeport, Connecticut facility
                   of Universal Manufacturing.

 10.6        (10)  Lease on McMinnville, Tennessee facility
                   of Century Electric.

 10.7        (11)  Security Agreement dated March 1, 1993
                   between the Industrial Development Board of the City of Huntsville (the
                   "Huntsville IDB") and the Company
                   ("Huntsville Security Agreement.")

 10.8        (11)  Equipment Lease Agreement of even date
                   with the Huntsville Security Agreement
                   among the parties thereto.

 10.9         (9)  Environmental Agreement among the
                   Company, Universal Manufacturing
                   Corporation and Farley Northwest
                   Industries, Inc., as amended.

 10.10        (9)  Letter Agreement dated as of January 9,
                   1986, between the Company and Farley
                   Northwest Industries, Inc., pursuant to
                   Stock Purchase Agreement.

 10.11        (9)  Tax Agreement dated as of February 12,
                   1986, between the Company and Farley
                   Northwest Industries, Inc.

 10.12        (9)  Agreement dated as of January 9, 1986,
                   between the Company and Farley/Northwest
                   Industries, Inc. relating to the Totowa
                   facility.

 10.13       (12)  1987 Stock Option Plan of MagneTek, Inc.
                   ("1987 Plan").

 10.14        (7)  Amendments No. 1 and 2 to 1987 Plan.

 10.15       (13)  Amendments No. 3 and 4 to 1987 Plan.

 10.16       (14)  Amended and Restated Incentive Stock
                   Compensation Plan of MagneTek, Inc. (the
                   "1989 Plan"), including Amendment No. 1
                   thereto.

 10.17       (15)  Standard Terms and Conditions Relating to
                   Non-Qualified Stock Options, revised as
                   of October 23, 1991, pertaining to the
                   1987 Plan and the 1989 Plan.

 10.18       (13)  Amendment No. 2 to 1989 Plan.

 10.19       (12)  Senior Executive Medical Expense
                   Reimbursement Plan for the Company.

 10.20       (16)  Stock Purchase Agreement dated as of
                   January 9, 1986, between the Company and
                   Farley/Northwest Industries, Inc., with
                   list of omitted exhibits and schedules.

 10.21       (16)  Stock Purchase Agreement dated as of
                   June 20, 1986, between the Company and
                   Better Coil and Transformer Corporation, with list of omitted exhibits.

 10.22       (17)  Purchase Agreement dated as of
                   October 22, 1986, by and among the
                   Company, Century and certain
                   Securityholders.

 10.23       (18)  Purchase Agreement dated as of
                   December 15, 1986, between the Company
                   and all the remaining Securityholders of Century.

 10.24       (18)  Asset Purchase Agreement dated as of
                   December 30, 1986, between the Company
                   and Universal Electric.

 10.25       (18)  Agreement for the Sale of Stock dated as
                   of December 30, 1986, between the Company and Cooper.

 10.26       (19)  Stock Purchase dated as of July 2, 1987,
                   by and between the Company, ALS, General
                   Power Corporation (Delaware), ALS
                   Electronics Corporation and the Selling
                   Securityholders.

 10.27       (19)  Stock Purchase Agreement dated as of
                   July 2, 1987, by and between Mr. John
                   W. Morse, ALS and General Power
                   Corporation (California).

 10.28       (20)  Lease of St. Louis, Missouri
                   administration, marketing and engineering personnel facility dated January 1, 1988.

 10.29       (20)  Lease of Matamoros, Mexico fluorescent
                   ballast manufacturing facility dated
                   January 1, 1988.

 10.30       (21)  Lease and Agreement between the City of
                   Blytheville, Arkansas and the Company,
                   dated as of November 1, 1988.

 10.31        (7)  First Supplemental Lease and Agreement
                   between City of Blytheville, Arkansas and the Company dated as of December 1, 1989, for the Blytheville, Arkansas facility.

 10.32       (22)  Lease of facility in New Berlin,
                   Wisconsin.

 10.33        (7)  Third Modification of Lease dated as of
                   December 31, 1990, for the New Berlin,
                   Wisconsin facility.

 10.34       (23)  Fourth Modification of Lease dated as of
                   February 12, 1993 for the New Berlin,
                   Wisconsin facility.

 10.35        (5)  Registration Rights and Stockholders
                   Holdback Agreement dated as of June 12,
                   1989, by and among the Company and the
                   other parties named therein.

 10.36       (11)  Loan Agreement dated as of April 28, 1993
                   among MagneTek, Inc., the Banks named
                   therein, Bank of America N.T. and S.A. as Arranging Agent and Continental Bank N.A. as Administrative Agent ("Bank Agreement").

 10.37       (11)  Instructions and Consent dated as of
                   April 28, 1993 by and among the Majority
                   Lenders under the Credit Agreement to and for the benefit of the Lenders' Agent, Bankers Trust Company as Collateral Agent under the Intercreditor Agreement and Continental Bank N.A. as successor Collateral Agent by virtue of the Assignment.

 10.38       (11)  Assignment, Assumption and Acknowledgment
                   dated as of April 28, 1993 by and among
                   Bankers Trust Company as Collateral Agent under the Intercreditor Agreement, Bankers Trust Company as Agent for itself and other lenders party to the Old Loan Agreement, the holders of the Senior Notes, Continental Bank N.A., the Pledgors and the Guarantors ("Bank Agreement").

 10.39       (23)  Amendments One through Six to Bank
                   Agreement.

 10.40       (24)  Loan Agreement dated July 21, 1992 among
                   MagneTek Europe N.V. and Dresdner
                   Bank A.G., et al.

 10.41       (25)  Senior Note Purchase Agreement (without
                   exhibits) dated as of June 30, 1989, by
                   and among the Company and the Purchasers listed therein ("Senior Note Agreement").

 10.42        (7)  First, Second and Third Amendments to
                   Senior Note Agreement.

 10.43       (15)  Fourth Amendment to Senior Note
                   Agreement.

 10.44       (13)  Fifth and Sixth Amendments to Senior Note
                   Agreement.

 10.45       (23)  Seventh Amendment to Senior Note
                   Agreement and Addendum thereto.

 10.46       (26)  Amendment to Equipment Lease Agreement
                   dated as of August 1, 1993 between The
                   Industrial Development Board of the City of Huntsville (the "Huntsville IDB") and the Company.

 10.47       (26)  First Supplemental Security Agreement
                   dated as of August 1, 1993 by and between the Huntsville IDB and The CIT
                   Group/Equipment Financing, Inc. ("CIT").

 10.48       (26)  Second Amendment to Equipment Lease
                   Agreement dated as of October 1, 1993
                   between the Huntsville IDB and the
                   Company.

 10.49       (26)  Second Supplemental Security Agreement
                   dated as of October 1, 1993 by and
                   between the Huntsville IDB and CIT.

 10.50       (23)  Lease on Nashville, Tennessee
                   headquarters facility dated August, 1994.

 10.51       (23)  First Amendment dated August 28, 1991 and
                   Second Amendment dated February 5, 1993
                   to Lease on Lavergne, Tennessee facility.

 10.52       (27)  Stock Purchase Agreement dated as of
                   December 22, 1989, by and among
                   ABB Electric, Inc., the Company and
                   ABB Power Transmission, Inc.

 10.53       (27)  License Agreement by and between
                   ABB Transformers ABB and MagneTek
                   Electric, Inc.

 10.54        (7)  1991 Director Incentive Compensation Plan
                   of the Company.

 10.55        (8)  First Amendment to the 1991 Director
                   Incentive Compensation Plan of the
                   Company.

 10.56       (13)  1991 Discretionary Director Incentive
                   Compensation Plan of the Company.

 10.57       (27)  Lease Agreement dated as of November 1,
                   1988 between the Huntsville IDB and
                   Burnett-Nickelson Investments ("Lease
                   Agreement") as to which the Registrant
                   succeeded to the lessee's obligations.

 10.58       (28)  First, Second and Third Amendments to
                   Lease Agreement.

 10.59       (23)  Fourth Amendment to Lease Agreement.

 10.60       (28)  Indenture dated as of November 1, 1988
                   relating to First Mortgage Industrial
                   Revenue Bonds (Burnett-Nickelson Project
                   Series 1988) between Huntsville IDB and
                   First Alabama Bank, as Trustee, relating to the Huntsville facility (the
                   "Indenture").

 10.61       (28)  First, Second and Third Supplemental
                   Indentures to the Indenture.

 10.62       (23)  Fourth Supplemental Indenture to the
                   Indenture.

 10.63       (28)  Bond Guaranty Agreement between MagneTek,
                   Inc., as Guarantor and First Alabama Bank dated as of February 1, 1993 relating to the lease (see Item 10.72).

 10.64       (26)  Severance and General Release Agreement
                   between the Company and Frank Perna, Jr.
                   dated as of October 27, 1993.


 10.65       (26)  Severance and General Release Agreement
                   between the Company and John R. Scherzi
                   dated as of July 30, 1993.

 10.66       (23)  Restricted Stock Agreement pursuant to
                   1989 Plan entered into between Ronald W.
                   Mathewson and the Company as of July 27, 1994.

 10.67       (25)  Lease on Lavergne, Tennessee facility.

 13          (23)  1994 Annual Report to Stockholders (pp. 8-32).

 22          (13)  Subsidiaries of the Company, as revised.

 23          (23)  Consent of Ernst & Young LLP, independent
                   auditors.

 27          (23)  Financial Data Schedule.

____________________
(1) Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854.

(2)   Previously filed with Form 8-K dated October 27, 1993.

(3)   Previously filed with Form 10-Q for quarter ended September 30, 1991.

(4) Previously filed with Amendment No. 1 to Registration Statement filed on November 8, 1991, Commission File NO. 43-43856.

(5) Previously filed with Amendment No. 1 to Registration Statement filed on May 10, 1989.

(6)   Previously filed with Form 8-K dated January 30, 1991.

(7)   Previously filed with Form 10-K for Fiscal Year ended June 30, 1991.

(8)   Previously filed with Form 10-Q for quarter ended March 31, 1994.

(9) Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986.

(10) Previously filed with Post-Effective Amendment No. 1 to Registration Statement, filed on August 3, 1987.

(11)  Previously filed with Form 10-Q for quarter ended March 31, 1993.

(12)  Previously filed with Form 10-K for Fiscal Year ended June 30, 1987.

(13)  Previously filed with Form 10-K for Fiscal Year ended June 30, 1992.

(14) Previously filed with Form S-8 Registration Statement filed on December 13, 1991.

(15)  Previously filed with Form 10-Q for quarter ended December 31, 1991.

(16)  Previously filed with Form 10-K for Fiscal Year ended June 30, 1986.

(17)  Previously filed with Form 10-Q for quarter ended September 30, 1986.

(18)  Previously filed with Form 8-K dated December 30, 1986.

(19)  Previously filed with Form 8-K dated July 20, 1987.

(20)  Previously filed with Form 10-K for Fiscal Year ended July 3, 1988.

(21)  Previously filed with the Registration Statement filed on April 18,1989.

(22)  Previously filed with the Registration Statement filed on May 3, 1985.

(23)  Filed herewith.

(24)  Previously filed with Form 10-Q for quarter ended September 30, 1992.

(25)  Previously filed with Form 10-K for Fiscal Year ended July 2, 1989.

(26)  Previously filed with Form 10-Q for quarter ended September 30, 1993.

(27)  Previously filed with Form 8-K dated January 5, 1990.

(28)  Previously filed with Form 10-K for fiscal year ended June 27, 1993.

          (b)  Reports on Form 8-K:

          The Company filed no Reports on Form 8-K during the last quarter of the 1994 fiscal year.

          (c)  Refer to (a) 3 above.

          (d)  Refer to (a) 2 above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 14th day of October, 1994.

                                        MagneTek, Inc.
                                        (Registrant)




                                        /s/ ANDREW G. GALEF
                                        ----------------------------------------
                                        Andrew G. Galef
                                        Chairman of the Board and
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature               Title                         Date
         ---------               -----                         ----

    /s/  ANDREW G. GALEF         Chairman of the Board,        October 14, 1994
- - ----------------------------      Chief Executive Officer and
      Andrew G. Galef             Director (Principal
                                  Executive Officer)

   /s/  DAVID P. REILAND         Chief Financial Officer       October 14, 1994
- - ----------------------------      (Principal Financial and
      David P. Reiland            Accounting Officer)

 /s/  CHARLES H. DEAN, JR.       Director                      October 14, 1994
- - ----------------------------
    Charles H. Dean, Jr.

    /s/  PAUL J. KOFMEHL         Director                      October 14, 1994
- - ----------------------------
      Paul J. Kofmehl

   /s/  A. CARL KOTCHIAN         Director                      October 14, 1994
- - ----------------------------
      A. Carl Kotchian

     /s/  CROCKER NEVIN          Director                      October 14, 1994
- - ----------------------------
       Crocker Nevin

                                 Director                      October 14, 1994
- - ----------------------------
      Frank Perna, Jr.

    /s/  KENNETH A. RUCK         Director                      October 14, 1994
- - ----------------------------
      Kenneth A. Ruck

                                                                      Schedule V

                                 MAGNETEK, INC.

                          PROPERTY, PLANT AND EQUIPMENT

                    Years ended June 30, 1992, 1993 and 1994

                             (Amounts in thousands)


                      Balance at                    Transfers,                     Balance
                       beginning      Additions     Retirements                    at end
                        of year        at cost       or sales       Other (a)      of year
                    -------------------------------------------------------------------------
JUNE 30, 1992
Land                    $3,212           $196             $0         $1,927         $5,335
Buildings and
  improvements          44,457          2,737           (293)         6,887         53,788
Machinery and
  equipment            201,022         25,077         (3,228)        22,193        245,064
                    -------------------------------------------------------------------------
                      $248,691        $28,010        ($3,521)       $31,007       $304,187
                    -------------------------------------------------------------------------
                    -------------------------------------------------------------------------

JUNE 30, 1993
Land                    $5,335           $358          ($230)       ($1,791)        $3,672
Buildings and
  improvements          53,788         10,453         (1,934)        (4,308)        57,999
Machinery and
  equipment            245,064         47,039        (14,224)          (523)       277,356
                    -------------------------------------------------------------------------
                      $304,187        $57,850       ($16,388)       ($6,622)      $339,027
                    -------------------------------------------------------------------------
                    -------------------------------------------------------------------------

JUNE 30, 1994
Land                    $3,672           $589             $0          ($228)        $4,033
Buildings and
  improvements          57,999          5,595           (209)           126         63,511
Machinery and
  equipment            277,356         37,154         (4,365)         1,519        311,664
                    -------------------------------------------------------------------------
                      $339,027        $43,338        ($4,574)        $1,417       $379,208
                    -------------------------------------------------------------------------
                    -------------------------------------------------------------------------

Note:
 (a) Represents property, plant and equipment of acquired companies and adjustments to various opening balance sheets and Foreign Translation Adjustments.

                                                                     Schedule VI

                                 MAGNETEK, INC.

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                    Years ended June 30, 1992, 1993 and 1994

                             (Amounts in thousands)

                      Balance at                    Transfers,                     Balance
                       beginning    Depreciation    Retirements                    at end
                        of year        Expense       or sales       Other (a)      of year
                    -------------------------------------------------------------------------
JUNE 30, 1992
Buildings and
  improvements         $10,542         $3,684          ($138)         ($449)       $13,639
Machinery and
  equipment             85,056         23,636         (2,393)         2,398        108,697
                    -------------------------------------------------------------------------
                       $95,598        $27,320        ($2,531)        $1,949       $122,336
                    -------------------------------------------------------------------------
                    -------------------------------------------------------------------------

JUNE 30, 1993
Buildings and
  improvements         $13,639         $3,743          ($570)         ($200)       $16,612
Machinery and
  equipment            108,697         25,924         (5,341)        (2,271)       127,009
                    -------------------------------------------------------------------------
                      $122,336        $29,667        ($5,911)       ($2,471)      $143,621
                    -------------------------------------------------------------------------
                    -------------------------------------------------------------------------

JUNE 30, 1994
Buildings and
  improvements         $16,612         $3,012          ($206)       ($1,376)       $18,042
Machinery and
  equipment            127,009         29,277         (3,541)         1,376        154,121
                    -------------------------------------------------------------------------
                      $143,621        $32,289        ($3,747)            $0       $172,163
                    -------------------------------------------------------------------------
                    -------------------------------------------------------------------------

Note:
 (a) Represents primarily foreign translation adjustments and reclassifications between gross property and Accumulated Depreciation.

                                                                   Schedule VIII

                                 MAGNETEK, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1992, 1993 and 1994

                             (Amounts in thousands)

                      Balance at      Additions     Deductions                     Balance
                       beginning     charged to        from                        at end
                        of year       earnings       Allowance      Other (a)      of year
                    -------------------------------------------------------------------------
JUNE 30, 1992
Allowance for
  doubtful
  receivables           $3,358         $3,288        ($3,204)          $521         $3,963

JUNE 30, 1993
Allowance for
  doubtful
  receivables           $3,963         $3,070        ($3,294)          $247         $3,986

JUNE 30, 1994
Allowance for
  doubtful
  receivables           $3,986         $2,878        ($2,980)          $861         $4,745


 (a) Represents primarily opening allowance for doubtful accounts balances of acquired companies and Foreign Translation Adjustments.



LC942340.064

                                  EXHIBIT INDEX

          The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBERS                      DESCRIPTION OF EXHIBIT                    PAGE
- - -------                      ----------------------                ------------

  3.1     (1)      Restated Certificate of Incorporation of the
                   Company, as filed with the Delaware
                   Secretary of State on November 21, 1989.

  3.2     (1)      By-laws of the Company, as amended and
                   restated.

  3.3     (2)      Amendment to By-laws of the Company.

  4.1     (3)      Indenture between MagneTek, Inc. and The
                   Bank of New York, as Trustee, dated as of September 15, 1991 for $75,000,000 in principal amount of 8% Convertible
                   Subordinated Notes due 2001 including form of Note.

  4.2     (4)      Form of Indenture between MagneTek, Inc. and
                   Union Bank, as Trustee, dated as of
                   November 15, 1991 for $125,000,000 Senior
                   Subordinated Debentures Due 1998 including form of Debenture.

  4.3     (5)      Specimen Common Stock Certificate.

  4.4     (6)      Form of Indemnification and Release
                   Agreements entered into between the Company, MagTek Partners and Champlain Associates as of January 30, 1991.

 10.1     (7)      Registration Rights Agreement dated as of
                   April 29, 1991 among the Company, Andrew
                   G. Galef, Frank Perna, Jr. and the other entities named therein.

 10.2     (8)      Executive Management Agreement dated as of
                   July 1, 1994, by and between the Company and The Spectrum Group, Inc.

 10.3     (9)      Lease on Mendenhall, Mississippi facility of
                   Universal Manufacturing.

 10.4     (9)      Lease on Gallman, Mississippi facility of
                   Universal Manufacturing.

 10.5     (9)      Lease on Bridgeport, Connecticut facility of
                   Universal Manufacturing.

 10.6    (10)      Lease on McMinnville, Tennessee facility of
                   Century Electric.

 10.7    (11)      Security Agreement dated March 1, 1993
                   between the Industrial Development Board of the City of Huntsville (the "Huntsville
                   IDB") and the Company ("Huntsville Security
                   Agreement.")

 10.8    (11)      Equipment Lease Agreement of even date with
                   the Huntsville Security Agreement among the parties thereto.

 10.9     (9)      Environmental Agreement among the Company,
                   Universal Manufacturing Corporation and
                   Farley Northwest Industries, Inc., as
                   amended.

 10.10    (9)      Letter Agreement dated as of January 9,
                   1986, between the Company and Farley
                   Northwest Industries, Inc., pursuant to
                   Stock Purchase Agreement.

 10.11    (9)      Tax Agreement dated as of February 12, 1986,
                   between the Company and Farley Northwest
                   Industries, Inc.

 10.12    (9)      Agreement dated as of January 9, 1986,
                   between the Company and Farley/Northwest
                   Industries, Inc. relating to the Totowa
                   facility.

 10.13   (12)      1987 Stock Option Plan of MagneTek, Inc.
                   ("1987 Plan").

 10.14    (7)      Amendments No. 1 and 2 to 1987 Plan.

 10.15   (13)      Amendments No. 3 and 4 to 1987 Plan.

 10.16   (14)      Amended and Restated Incentive Stock
                   Compensation Plan of MagneTek, Inc. (the
                   "1989 Plan"), including Amendment No. 1
                   thereto.

 10.17   (15)      Standard Terms and Conditions Relating to
                   Non-Qualified Stock Options, revised as of October 23, 1991, pertaining to the 1987
                   Plan and the 1989 Plan.

 10.18   (13)      Amendment No. 2 to 1989 Plan.

 10.19   (12)      Senior Executive Medical Expense
                   Reimbursement Plan for the Company.

 10.20   (16)      Stock Purchase Agreement dated as of
                   January 9, 1986, between the Company and
                   Farley/Northwest Industries, Inc., with list of omitted exhibits and schedules.

 10.21   (16)      Stock Purchase Agreement dated as of
                   June 20, 1986, between the Company and
                   Better Coil and Transformer Corporation, with list of omitted exhibits.

 10.22   (17)      Purchase Agreement dated as of October 22,
                   1986, by and among the Company, Century and certain Securityholders.

 10.23   (18)      Purchase Agreement dated as of December 15,
                   1986, between the Company and all the
                   remaining Securityholders of Century.

 10.24   (18)      Asset Purchase Agreement dated as of
                   December 30, 1986, between the Company and
                   Universal Electric.

 10.25   (18)      Agreement for the Sale of Stock dated as of
                   December 30, 1986, between the Company and
                   Cooper.

 10.26   (19)      Stock Purchase dated as of July 2, 1987, by
                   and between the Company, ALS, General Power
                   Corporation (Delaware), ALS Electronics
                   Corporation and the Selling Securityholders.

 10.27   (19)      Stock Purchase Agreement dated as of July 2,
                   1987, by and between Mr. John W. Morse, ALS and General Power Corporation (California).

 10.28   (20)      Lease of St. Louis, Missouri administration,
                   marketing and engineering personnel facility dated January 1, 1988.

 10.29   (20)      Lease of Matamoros, Mexico fluorescent
                   ballast manufacturing facility dated
                   January 1, 1988.

 10.30   (21)      Lease and Agreement between the City of
                   Blytheville, Arkansas and the Company, dated as of November 1, 1988.

 10.31    (7)      First Supplemental Lease and Agreement
                   between City of Blytheville, Arkansas and the Company dated as of December 1, 1989, for the Blytheville, Arkansas facility.

 10.32   (22)      Lease of facility in New Berlin, Wisconsin.

 10.33    (7)      Third Modification of Lease dated as of
                   December 31, 1990, for the New Berlin,
                   Wisconsin facility.

 10.34   (23)      Fourth Modification of Lease dated as of
                   February 12, 1993 for the New Berlin,
                   Wisconsin facility.

 10.35    (5)      Registration Rights and Stockholders
                   Holdback Agreement dated as of June 12,
                   1989, by and among the Company and the other parties named therein.

 10.36   (11)      Loan Agreement dated as of April 28, 1993
                   among MagneTek, Inc., the Banks named
                   therein, Bank of America N.T. and S.A. as Arranging Agent and Continental Bank N.A. as
                   Administrative Agent ("Bank Agreement").

 10.37   (11)      Instructions and Consent dated as of
                   April 28, 1993 by and among the Majority
                   Lenders under the Credit Agreement to and for the benefit of the Lenders' Agent, Bankers Trust Company as Collateral Agent under the Intercreditor Agreement and
                   Continental Bank N.A. as successor
                   Collateral Agent by virtue of the
                   Assignment.

 10.38   (11)      Assignment, Assumption and Acknowledgment
                   dated as of April 28, 1993 by and among
                   Bankers Trust Company as Collateral Agent under the Intercreditor Agreement, Bankers
                   Trust Company as Agent for itself and other lenders party to the Old Loan Agreement, the holders of the Senior Notes, Continental
                   Bank N.A., the Pledgors and the Guarantors
                   ("Bank Agreement").

 10.39   (23)      Amendments One through Six to Bank
                   Agreement.

 10.40   (24)      Loan Agreement dated July 21, 1992 among
                   MagneTek Europe N.V. and Dresdner Bank A.G., et al.

 10.41   (25)      Senior Note Purchase Agreement (without
                   exhibits) dated as of June 30, 1989, by and among the Company and the Purchasers listed therein ("Senior Note Agreement").

 10.42    (7)      First, Second and Third Amendments to Senior
                   Note Agreement.

 10.43   (15)      Fourth Amendment to Senior Note Agreement.

 10.44   (13)      Fifth and Sixth Amendments to Senior Note
                   Agreement.

 10.45   (23)      Seventh Amendment to Senior Note Agreement
                   and Addendum thereto.

 10.46   (26)      Amendment to Equipment Lease Agreement dated
                   as of August 1, 1993 between The Industrial
                   Development Board of the City of Huntsville
                   (the "Huntsville IDB") and the Company.

 10.47   (26)      First Supplemental Security Agreement dated
                   as of August 1, 1993 by and between the
                   Huntsville IDB and The CIT Group/Equipment
                   Financing, Inc. ("CIT").

 10.48   (26)      Second Amendment to Equipment Lease
                   Agreement dated as of October 1, 1993
                   between the Huntsville IDB and the Company.

 10.49   (26)      Second Supplemental Security Agreement dated
                   as of October 1, 1993 by and between the Huntsville IDB and CIT.

 10.50   (23)      Lease on Nashville, Tennessee headquarters
                   facility dated August, 1994.

 10.51   (23)      First Amendment dated August 28, 1991 and
                   Second Amendment dated February 5, 1993 to
                   Lease on Lavergne, Tennessee facility.

 10.52   (27)      Stock Purchase Agreement dated as of
                   December 22, 1989, by and among
                   ABB Electric, Inc., the Company and
                   ABB Power Transmission, Inc.

 10.53   (27)      License Agreement by and between
                   ABB Transformers ABB and MagneTek Electric,
                   Inc.

 10.54    (7)      1991 Director Incentive Compensation Plan of
                   the Company.

 10.55    (8)      First Amendment to the 1991 Director
                   Incentive Compensation Plan of the Company.

 10.56   (13)      1991 Discretionary Director Incentive
                   Compensation Plan of the Company.

 10.57   (27)      Lease Agreement dated as of November 1, 1988
                   between the Huntsville IDB and Burnett-
                   Nickelson Investments ("Lease Agreement") as to which the Registrant succeeded to the lessee's obligations.

 10.58   (28)      First, Second and Third Amendments to Lease
                   Agreement.

 10.59   (23)      Fourth Amendment to Lease Agreement.

 10.60   (28)      Indenture dated as of November 1, 1988
                   relating to First Mortgage Industrial
                   Revenue Bonds (Burnett-Nickelson Project
                   Series 1988) between Huntsville IDB and
                   First Alabama Bank, as Trustee, relating to the Huntsville facility (the "Indenture").

 10.61   (28)      First, Second and Third Supplemental
                   Indentures to the Indenture.

 10.62   (23)      Fourth Supplemental Indenture to the
                   Indenture.

 10.63   (28)      Bond Guaranty Agreement between MagneTek,
                   Inc., as Guarantor and First Alabama Bank dated as of February 1, 1993 relating to the lease (see Item 10.72).

 10.64   (26)      Severance and General Release Agreement
                   between the Company and Frank Perna, Jr.
                   dated as of October 27, 1993.

 10.65   (26)      Severance and General Release Agreement
                   between the Company and John R. Scherzi
                   dated as of July 30, 1993.

 10.66   (23)      Restricted Stock Agreement pursuant to 1989
                   Plan entered into between Ronald W.
                   Mathewson and the Company as of July 27, 1994.

 10.67   (25)      Lease on Lavergne, Tennessee facility.

 13      (23)      1994 Annual Report to Stockholders (pp. 8-32).

 22      (13)      Subsidiaries of the Company, as revised.

 23      (23)      Consent of Ernst & Young LLP, independent
                   auditors.

 27      (23)      Financial Data Schedule.

___________________

(1) Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854.

(2)  Previously filed with Form 8-K dated October 27, 1993.

(3)  Previously filed with Form 10-Q for quarter ended September 30, 1991.

(4) Previously filed with Amendment No. 1 to Registration Statement filed on November 8, 1991, Commission File NO. 43-43856.

(5) Previously filed with Amendment No. 1 to Registration Statement filed on May 10, 1989.

(6)  Previously filed with Form 8-K dated January 30, 1991.

(7)  Previously filed with Form 10-K for Fiscal Year ended June 30, 1991.

(8)  Previously filed with Form 10-Q for quarter ended March 31, 1994.

(9) Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986.

(10) Previously filed with Post-Effective Amendment No. 1 to Registration Statement, filed on August 3, 1987.

(11) Previously filed with Form 10-Q for quarter ended March 31, 1993.

(12) Previously filed with Form 10-K for Fiscal Year ended June 30, 1987.

(13) Previously filed with Form 10-K for Fiscal Year ended June 30, 1992.

(14) Previously filed with Form S-8 Registration Statement filed on December 13, 1991.

(15) Previously filed with Form 10-Q for quarter ended December 31, 1991.

(16) Previously filed with Form 10-K for Fiscal Year ended June 30, 1986.

(17) Previously filed with Form 10-Q for quarter ended September 30, 1986.

(18) Previously filed with Form 8-K dated December 30, 1986.

(19) Previously filed with Form 8-K dated July 20, 1987.

(20) Previously filed with Form 10-K for Fiscal Year ended July 3, 1988.

(21) Previously filed with the Registration Statement filed on April 18,1989.

(22) Previously filed with the Registration Statement filed on May 3, 1985.

(23) Filed herewith.

(24) Previously filed with Form 10-Q for quarter ended September 30, 1992.

(25) Previously filed with Form 10-K for Fiscal Year ended July 2, 1989.

(26) Previously filed with Form 10-Q for quarter ended September 30, 1993.

(27) Previously filed with Form 8-K dated January 5, 1990.

(28) Previously filed with Form 10-K for fiscal year ended June 27, 1993.