Form 10-Q
period 1994-09-30
MAGNETEK INC
filed 1994-11-16
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1994

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________

Commission file number 33-5261
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

              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


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
Yes      No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of November 11, 1994: 24,284,042 shares.

PART I.  FINANCIAL INFORMATION

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial position as of September 30, 1994 and the results of operations and cash flows for the three-month periods ended September 30, 1994 and 1993. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months ended September 30, 1994 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1                           MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1994 and JUNE 30, 1994
                             (amounts in thousands)


                                               SEPTEMBER 30        JUNE 30
                                               (unaudited)

          ASSETS
          Current assets:
            Cash                                $    5,704       $    7,013
            Accounts receivable                    205,875          217,106
            Inventories                            191,367          196,527
            Prepaid expenses and other              33,534           32,970
                                                ----------       -----------
              Total current assets                 436,480          453,616
                                                ----------       -----------

          Property, plant and equipment            372,860          379,208

          Less-accumulated depreciation
           and amortization                        179,660          172,163
                                                ----------       -----------
                                                   193,200          207,045
                                                ----------       -----------


          Net assets of discontinued
           operations                              174,665          197,217

          Goodwill                                  35,215           35,391

          Deferred financing costs,
           intangible and other assets              36,710           38,089
                                                ----------       -----------
                                                $  876,270       $  931,358
                                                ----------       -----------
                                                ----------       -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY


          Current liabilities:
            Accounts payable                    $  110,097       $  117,884
            Accrued liabilities                     79,914           80,287
            Current portion of long-
             term debt                              51,304           49,998
                                                ----------       -----------
              Total current liabilities            241,315          248,169
                                                ----------       -----------

          Long-term debt, net
           of current portion                      419,215          473,781

          Other long-term obligations               76,715           77,316

          Deferred income taxes                     19,096           19,010

          Commitments and contingencies

          Stockholders' equity
            Common stock                               242              242
            Other                                  119,687          112,840
                                                ----------       -----------
          Total stockholders' equity               119,929          113,082
                                                ----------       -----------

                                                $  876,270       $  931,358
                                                ----------       -----------
                                                ----------       -----------


                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1994 AND 1993
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                    1994              1993
                                                    ----              ----

          Net sales                              $ 274,755         $ 280,361
          Cost of sales                            223,035           222,839
                                                 ---------          --------
          Gross profit                              51,720            57,522
          Selling, general and administrative       38,375            45,749
                                                 ---------          --------
          Income from operations                    13,345            11,773

          Interest expense                           7,716             8,137
          Other expense, net                         1,047               935
                                                 ---------          --------

          Income from continuing operations
           before provision for income taxes         4,582             2,701
          Income taxes                               1,924             1,134
                                                 ---------          --------
          Income from continuing operations          2,658             1,567
          Discontinued operations --
           Income (loss) from operations
           (net of taxes)                            --            (     161)
           Gain on sale of Controls business
           (net of taxes)                            3,100
                                                 ---------         ---------
          Net income                             $   5,758         $   1,406
                                                 ---------          --------
                                                 ---------          --------

          Earnings per common share

          Primary:
           Income from continuing operations     $    0.11         $    0.06
           Gain on sale of Controls business
           (net of taxes)                             0.12              --
                                                 ---------          --------
          Net income                             $    0.23         $    0.06
                                                 ---------          --------
                                                 ---------          --------

          Fully diluted:
           Income from continuing operations     $    0.11         $    0.06
           Gain on sale of Controls business
           (net of taxes)                             0.12              --
                                                 ---------          --------
          Net income                             $    0.23             $0.06
                                                 ---------          --------
                                                 ---------          --------


                             See accompanying notes

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (amounts in thousands)
                                   (unaudited)


                                                           1994        1993
                                                           ----        ----

          Cash flows from operating activities:

          Income from continuing operations             $  2,658   $   1,567
                                                        --------   ---------

          Adjustments to reconcile income from
           continuing operations to net cash provided
           by (used in) operating activities:
               Depreciation and amortization               9,538       9,295
               Changes in operating assets and
                liabilities of continuing operations       8,838    ( 21,786)
                                                        --------   ---------

          Total adjustments                               18,376    ( 12,491)
                                                        --------   ---------

          Net cash provided by (used in) operating
           activities                                     21,034    ( 10,924)
                                                        --------   ---------

          Cash flows from investing activities:

          Proceeds from sale of businesses and assets     43,260        --
          Capital expenditures                          (  8,038)   ( 14,890)
          Annuity contract and other investments        (     55)   (    249)
                                                        --------   ---------
          Net cash provided by (used in) investing
           activities                                     35,167    ( 15,139)
                                                        --------   ---------

          Cash flows from financing activities:

          Borrowings under bank and other long-term
           obligations                                     9,116      20,528
          Proceeds from issuance of common stock              23          87
          Repayment of bank and other long-term
           obligations                                  ( 62,376)   (  6,305)
          Decrease in deferred financing costs                47          74
                                                        --------   ---------

          Net cash provided by (used in)
           financing activities                         ( 53,190)     14,384
                                                        --------   ---------

          Net cash provided by (used in) continuing
           operations                                      3,011    ( 11,679)
                                                        --------   ---------
                                                        --------   ---------


                            (continued on next page)

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (amounts in thousands)
                                   (unaudited)


                                                         1994        1993
                                                         ----        ----

          Cash flows from discontinued operations:

          Income (loss) from discontinued
                  operations                           $  3,100     $(   161)
          Adjustments to reconcile income (loss) to
           net cash provided by (used in)
           discontinued operations:
               Depreciation and amortization              1,879        2,591
               (Gain) on sale of businesses              (3,100)        --
               Changes in operating assets and
                liabilities of discontinued
                operations                               (5,794)      10,596
               Capital expenditures                      (  405)     ( 1,706)
                                                       --------     --------

          Net cash provided by (used in)
          discontinued operations                        (4,320)      11,320
                                                       --------     --------

          Net decrease in cash                           (1,309)     (   359)
          Cash at the beginning of period                 7,013        7,606
                                                       --------     --------

          Cash at the end of period                    $  5,704     $  7,247
                                                       --------     --------
                                                       --------     --------

          Supplemental disclosures of cash flow
           information:
               Cash paid during the period for:
                 Interest                              $  8,753    $  14,363
                 Income Taxes                          $    648    $   2,697


                            (see accompanying notes)

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                      (All dollar amounts are in thousands)
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The fiscal quarters ended September 30, 1994 and 1993 contained thirteen weeks and fourteen weeks, respectively.

2.   INVENTORIES

     Inventories at September 30, 1994 and June 30, 1994 consist of the following:


                                             September 30         June 30
                                             ------------        --------
     Raw materials and stock parts             $  63,700       $  59,943
          Work-in-process                         43,289          43,198
          Finished goods                          84,378          93,386
                                               ---------       ---------
                                               $ 191,367       $ 196,527
                                               ---------       ---------
                                               ---------       ---------



3.   RESTRUCTURING ACTIVITIES

     During the first quarter of fiscal 1995, the Company's Board of Directors adopted a formal plan of disposal for certain businesses in connection with a restructuring program approved by the Board during fiscal 1994. As a result, the Company's consolidated financial statements for the year ended June 30, 1994 reflected continuing and discontinued operations, as do the condensed consolidated financial statements included herein.

     In July, 1994, the Company sold substantially all of the assets, subject to certain liabilities, of the Controls business for a cash purchase price of $46,000 subject to certain post-closing adjustments. The Company expects to complete the remainder of the divestiture program during fiscal 1995.

     During the first quarter of fiscal 1995, operating results of the discontinued operations reflected net sales of approximately $80,700 and a net loss of approximately $2,900. The loss has been charged to reserves provided for estimated losses on disposal (including interim operating losses) which were established in the prior fiscal year.

     Total cash out flow associated with other restructuring actions, including the consolidation and relocation of certain administrative facilities, is estimated at $13,700 and will occur primarily during fiscal 1995. Of this amount, approximately $3,500 was incurred during the first quarter of fiscal 1995.

ITEM 2
MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS:

     Net sales and gross profit.
     MagneTek's net sales in the first quarter of fiscal 1995 were $274.8 million, a 2% decrease from the first quarter of fiscal 1994 at $280.4 million. Due to the Company's use of a fifty-two, fifty-three week fiscal year, the first quarter of fiscal 1995 contained thirteen weeks compared to fourteen weeks in the first quarter of fiscal 1994. On a pro forma basis, determined as if both quarters contained thirteen weeks, sales increased 6%. Sales in the Ballasts and Transformers segment decreased 6% due primarily to lower sales of certain transformer products in Europe. On a pro forma basis, sales increased 1% with higher sales of magnetic ballasts in the U.S. offset by the lower sales in Europe. Sales in the Motors and Controls segment increased 3% (11% on a pro forma basis) due to higher sales of fractional horsepower motors and electronic adjustable speed drives and systems.

     The Company's gross profit dropped to $51.7 million in the first quarter of fiscal 1995 from $57.5 million in the first quarter for fiscal 1994, while its gross margin declined to 18.8% of net sales in fiscal 1995 from 20.5% of net sales in fiscal 1994. The decline in both gross profit and margin was largely related to price erosion in lighting products, notably electronic ballasts, as well as generators and integral horsepower motors due to increased costs together with a difficult pricing environment. The declines in these product lines were partially offset by improved gross profits and margins in certain fractional horsepower motor products and in Europe, however gross margins in Europe continue well below gross margins of the Company's U.S. businesses.

     Operating expenses.
     Selling, general & administrative (SG&A) expense was $38.4 million (14% of net sales) in the first quarter of fiscal 1995, down from $45.7 million (16.3% of net sales) in the first quarter of fiscal 1994. On a pro forma basis, determined as if the fiscal 1994 quarter had 13 weeks, SG&A expense in the quarter would have been $42.5 million. The decline in SG&A expense is due to actions related to the Company's reorganization and restructuring program which began in fiscal 1994. As part of this program, the Company has reduced the number of administrative locations and the level of personnel and discretionary spending associated with SG&A activities.

     Interest and other expense
     Interest expense of $7.7 million in the first quarter of fiscal 1995 was down from $8.1 million in the first quarter of fiscal 1994. Overall borrowings were down on a period-to-period basis, resulting in lower overall interest expense, partially offset by higher interest rates which resulted in a lower amount of interest expense allocated to continuing operations. The Company expects overall interest expense to continue to decline as proceeds from divestitures are used to repay outstanding borrowings. The amount of interest expense allocated to continuing operations may also decline as a result.

     Net income.
     The Company recorded income from continuing operations of $2.7 million in the first quarter of fiscal 1995 compared to $1.6 million in the first quarter of fiscal 1994. Discontinued operations reflected income of $3.1 million in the 1995 quarter representing the net gain on the sale of the Company's Controls business compared to a loss of $161 thousand in the 1994 quarter reflecting the operating results of the discontinued operations. The first quarter of fiscal 1995 reflects no operating results as such results (approximately $2.9 million net loss) were charged to reserves for operating losses established in the prior fiscal year. Net income, including the results of both continuing and discontinued operation was $5.8 million in the first quarter of fiscal year 1995 compared to $1.4 million in the first quarter of fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES:

     In July, 1994, the Company sold its controls business for a cash purchase price of $46 million subject to certain post-closing adjustments. Approximately $43.7 million of the purchase price was received at the closing of the transaction, with the remainder received after quarter end. Proceeds were used to repay borrowings outstanding under the Company's Revolving Loan Agreement.

     During the first quarter, the Company generated cash from continuing operations, net of capital expenditures, of approximately $13 million.
     Cash used by discontinued operations was $4.3 million. The net proceeds from the sale of the Controls business and operating activities, including a $1.3 million reduction in cash balances, resulted in a $53.3 million net reduction in long-term debt during the quarter, to $470.5 at the end of the quarter from $523.8 at the beginning of the quarter.

     The Company expects substantial reductions in long-term debt during the course of the fiscal year through net proceeds from future divestitures and continued positive net cash flow from operating activities. See Note 3 regarding cash outflows related to restructuring activities.

     Amounts outstanding under the Company's 11.45% Senior Notes begin scheduled amortization in December, 1994 with six semi-annual payments of $22.5 million each. The Company believes cash generated from divestitures, operating activities and borrowings available under its Revolving Loan Agreement will be sufficient to fund operating activities including planned capital expenditures, and to pay interest and scheduled principal payments on outstanding debt. At November 11, 1994 the Company had available commitment of $75 million under its Revolving Loan Agreement.

PART II - OTHER INFORMATION


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 - Financial Data Schedules

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAGNETEK, INC.
                                        (Registrant)



Date:  November 11, 1994                 /s/ David P. Reiland
                                    -------------------------------
                                             David P. Reiland
                                        Executive Vice President
                                      and Chief Financial Officer
                                    (Duly authorized officer of the
                                        registrant and principal
                                          financial officer)