Form 10-Q
period 1994-12-31
MAGNETEK INC
filed 1995-02-15
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1994

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------

Commission file number 1-10233
                               ___________________

                                 MAGNETEK, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    95-3917584
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


                                26 Century Blvd.
                                 P.O. Box 290159
                         Nashville, Tennessee 37229-0159
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (615) 316-5100
              (Registrant's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of February 14, 1994: 24,322,084 shares.

PART I.  FINANCIAL INFORMATION

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1994 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1994 and 1993. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and six months ended December 31, 1994 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1                           MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1994 and JUNE 30, 1994
                             (amounts in thousands)


                                                  DECEMBER 31       JUNE 30
                                                  -----------       -------
ASSETS                                        (unaudited)

Current assets:
  Cash                                            $   11,007     $    7,013
  Accounts receivable                                205,786        217,106
  Inventories                                        207,950        196,527
  Prepaid expenses and other                          33,152         32,970
                                                  ----------     ----------
    Total current assets                             457,895        453,616
                                                  ----------     ----------

Property, plant and equipment                        371,602        379,208

Less-accumulated depreciation
 and amortization                                    185,422        172,163
                                                   ----------     ----------
                                                     186,180        207,045
                                                   ----------     ----------


Net assets of discontinued
 operations                                          119,347        197,217

Goodwill                                              33,518         35,391

Deferred financing costs,
 intangible and other assets                          37,068         38,089
                                                  ----------     ----------
                                                  $  834,008     $  931,358
                                                  ----------     ----------
                                                  ----------     ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  108,233     $  117,884
  Accrued liabilities                                 75,467         80,287
  Current portion of long-
   term debt                                          47,699         49,998
                                                  ----------     ----------
    Total current liabilities                        231,399        248,169
                                                  ----------     ----------

Long-term debt, net
 of current portion                                  389,360        473,781

Other long-term obligations                           76,335         77,316

Deferred income taxes                                 13,640         19,010

Commitments and contingencies

Stockholders' equity:
  Common stock                                           243            242
  Other                                              123,031        112,840
                                                  ----------     ----------
Total stockholders' equity                           123,274        113,082
                                                  ----------     ----------

                                                  $  834,008     $  931,358
                                                  ----------     ----------
                                                  ----------     ----------



                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1994 AND 1993
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                      1994             1993
                                                      ----             ----

Net sales                                          $ 290,627      $ 259,296
Cost of sales                                        231,940        233,187
                                                   ---------      ---------

Gross profit                                          58,687         26,109
Selling, general and administrative                   41,292         51,444
                                                   ---------      ---------

Income (loss) from operations                         17,395        (25,335)
Interest expense                                       8,478          7,791
Other (income) expense, net                            1,191        ( 1,233)
                                                   ---------      ---------

Income (loss) from continuing
 operations before provision for
  income taxes                                         7,726        (31,893)
Income taxes                                           3,246        (10,093)
                                                   ---------      ---------

Income (loss) from continuing
 operations                                            4,480        (21,800)
Discontinued operations --
 Income (loss) from operations
 (net of taxes)                                           --        (   210)
 Gain (loss) on disposal
 (net of taxes)                                           --        (20,492)
                                                   ---------      ---------

Net income (loss)                                  $   4,480      $ (42,502)
                                                   ---------      ---------
                                                   ---------      ---------


Earnings per common share

Primary:
 Income (loss) from continuing
  operations                                       $    0.18      $ (  0.88)
 Income (loss) from discontinued
  operations                                              --        (  0.84)
                                                   ---------      ---------

Net income (loss)                                  $    0.18      $ (  1.72)
                                                   ---------      ---------
                                                   ---------      ---------

Fully diluted:
 Income (loss) from continuing
  operations                                       $    0.18              *
 Income (loss) from discontinued
  operations                                              --              *
                                                   ---------      ---------

Net income (loss)                                  $    0.18              *
                                                   ---------      ---------
                                                   ---------      ---------

     * Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to the primary per share amounts.



                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1994 AND 1993
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                      1994             1993
                                                      ----             ----

Net sales                                          $ 565,382      $ 539,657
Cost of sales                                        454,975        456,026
                                                   ---------      ---------

Gross profit                                         110,407         83,631
Selling, general and administrative                   79,667         97,193
                                                   ---------      ---------

Income (loss) from operations                         30,740       ( 13,562)
Interest expense                                      16,194         15,928
Other (income) expense, net                            2,238       (    298)
                                                   ---------      ---------

Income (loss) from continuing
 operations before provision for
  income taxes                                        12,308       ( 29,192)
Income taxes                                           5,170       (  8,959)
                                                   ---------      ---------

Income (loss) from continuing
 operations                                            7,138       ( 20,233)
Discontinued operations --
 Income (loss) from operations
 (net of taxes)                                           --       (    371)
 Gain (loss) on disposal
 (net of taxes)                                        3,100       ( 20,492)
                                                   ---------      ---------

Net income (loss)                                  $  10,238      $( 41,096)
                                                   ---------      ---------
                                                   ---------      ---------

Earnings per common share

Primary:
 Income (loss) from continuing
  operations                                       $    0.29      $(   0.82)
 Income (loss) from discontinued
  operations                                            0.12       (   0.84)
                                                   ---------      ---------

Net income (loss)                                  $    0.41      $(   1.66)
                                                   ---------      ---------
                                                   ---------      ---------

Fully diluted:
 Income (loss) from continuing
  operations                                       $    0.29            *
 Income (loss) from discontinued
  operations                                            0.12            *
                                                   ---------      ---------

Net income (loss)                                  $    0.41            *
                                                   ---------      ---------
                                                   ---------      ---------

     * Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to the primary per share amounts.



                             See accompanying notes

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                             (amounts in thousands)
                                   (unaudited)


                                                      1994             1993
                                                      ----             ----

Cash flows from operating activities:

Income (loss) from continuing operations           $   7,138      $( 20,233)
                                                   ---------      ---------

Adjustments to reconcile income (loss) from
 continuing operations to net cash provided by
    operating activities:
     Depreciation and amortization                    18,955         18,754
     Provision for restructuring and other
       charges                                            --         31,221
     Changes in operating assets and
       liabilities of continuing operations         ( 21,736)      ( 26,122)
                                                   ---------      ---------
Total adjustments                                   (  2,781)        23,853
                                                   ---------      ---------

Net cash provided by
 operating activities                                  4,357          3,620
                                                   ---------      ---------

Cash flows from investing activities:

Proceeds from sale of businesses and assets           93,064             --
Capital expenditures                                ( 17,774)      ( 26,417)
Annuity contract and other investments                   412       (    249)
                                                   ---------      ---------

Net cash provided by (used in)
 investing activities                                 75,702       ( 26,666)
                                                   ---------      ---------

Cash flows from financing activities:

Borrowings under bank and other
 long-term obligations                                 7,902         13,064
Proceeds from issuance of common stock                 1,001            201
Repayment of bank and other
 long-term obligations                              ( 94,622)      ( 10,952)
Increase in deferred financing costs                (    593)      (    188)
                                                   ---------      ---------

Net cash provided by (used in)
 financing activities                               ( 86,312)         2,125
                                                   ---------      ---------

Net cash used in continuing operations              (  6,253)      ( 20,921)
                                                   ---------      ---------


                            (continued on next page)

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                             (amounts in thousands)
                                   (unaudited)


                                                      1994             1993
                                                      ----             ----


Cash flows from discontinued operations:

Income (loss) from discontinued
 operations                                        $   3,100      $( 20,863)
Adjustments to reconcile income (loss) to
 net cash provided by
 discontinued operations:
     Depreciation and amortization                     4,192          4,988
     Provision for loss on disposal                       --         27,341
 Gain on sale of businesses                         (  3,100)            --
     Changes in operating assets and
      liabilities of discontinued
       operations                                      6,839         10,603
     Capital expenditures                           (    784)      (  2,596)
                                                   ---------      ---------

Net cash provided by
 discontinued operations                              10,247         19,473
                                                   ---------      ---------

Net increase (decrease) in cash                        3,994       (  1,448)
Cash at the beginning of period                        7,013          7,606
                                                   ---------      ---------

Cash at the end of period                          $  11,007      $   6,158
                                                   ---------      ---------
                                                   ---------      ---------

Supplemental disclosure of cash
 flow information:
  Cash paid during the period for:
    Interest                                       $  14,205      $  31,246
    Income taxes                                   $  11,327      $   5,684



                            (see accompanying notes)

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1994
                      (All dollar amounts are in thousands)
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and six-month periods ended December 31, 1994 and 1993 contained thirteen weeks and twenty-six weeks and thirteen weeks and twenty-seven weeks, respectively.

2.   INVENTORIES

     Inventories at December 31, 1994 and June 30, 1994 consist of the following:


                                                  DECEMBER 31       June 30
                                                  -----------       -------

     Raw materials and stock parts                 $  67,326      $  59,943
     Work-in-process                                  45,717         43,198
     Finished goods                                   94,907         93,386
                                                   ---------      ---------

                                                   $ 207,950      $ 196,527
                                                   ---------      ---------
                                                   ---------      ---------

3.   DISCONTINUED OPERATIONS

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

     During the first six-months of fiscal 1995, the Company sold all of the assets, subject to certain liabilities of its Controls business, Traction Motor Repair business and Power Technology Systems (PTS) business, including all of the capital stock of certain subsidiaries included in the PTS business. The cash proceeds from the sales of these businesses aggregated approximately $93 million and are subject to certain post-closing adjustments. The Company expects to complete the remainder of the divestiture program during fiscal 1995.

     During the three-month and six-month periods ending December 31, 1994, operating results of the discontinued operations reflected net sales of approximately $60,700 and $141,400 and a net loss of approximately $1,800 and $4,700 respectively. Losses have been charged to reserves provided for estimated losses on disposal which were established in the prior fiscal year.

     Total cash outflow associated with other restructuring actions, including the consolidation and relocation of certain administrative facilities, is estimated at $13,700 and will occur primarily during fiscal 1995. Of this amount, approximately $3,800 and $7,300, was incurred during the three-month and six-month periods ending December 31, 1994, respectively.


4.   LONG-TERM DEBT AND BANK BORROWING ARRANGEMENTS

     During the first six months of fiscal 1995, in connection with certain amendments to the Company's Revolving Credit Agreement, the banks' lending commitment was reduced from $150,000 to approximately $122,500. The reduction occured upon required repayment of outstanding balances with proceeds received from the sale of discontinued operations.

     During the second quarter of fiscal 1995, the Company repaid all amounts outstanding on term and revolving loans under its European Loan Agreement. The Company currently has borrowing arrangements with certain banks which provide for revolving credit of up to Lira 8,600,000 (approximately $5,300) in Italy. The European Loan Agreement was amended to provide aggregate
     borrowings of DM 5,000 (approximately $3,300) in Germany.   Lending rates
     and terms under these arrangements are substantially similar to those under the prior European Loan Agreement.

     Primarily as a result of the reduced lending commitment under the Revolving Loan Agreement, repayment of amounts outstanding under the European Loan Agreement and a January 2, 1995 scheduled amortization payment of $22,500 under the Company's Senior Notes, the Company entered into an agreement dated December 30, 1994, with one of the banks included in its Revolving Loan Agreement to provide temporary, unsecured financing of up to $35,000, incremental to the commitment under the Revolving Loan Agreement. Borrowings under this agreement are due March 31, 1995 and bear interest at the bank's prime lending rate plus two and one-quarter percent or, at the Company's option, the London Interbank Offered Rate plus three and one-half percent. The Company expects to repay any borrowings outstanding under this arrangement as of March 31, 1995 with proceeds from sales of discontinued operations, or a refinancing of its senior debt during the third quarter of fiscal 1995.

ITEM 2
MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED DECEMBER 31, 1994 VS. 1993

     Net sales and gross profit.
     MagneTek's net sales in the second quarter of fiscal 1995 were $290.6 million, a 12% increase over the second quarter of fiscal 1994 at $259.3 million. Sales in the Ballasts and Transformers segment increased 8% due primarily to increased sales of electronic ballasts partially offset by lower sales of transformer products in Europe. Sales in the Motors and Controls segment increased 19% due to increased sales of fractional horsepower motors and AC electronic adjustable speed drives.


     Gross profit increased to $58.7 million (20.2% of net sales) in the second quarter of fiscal 1995, from $26.1 million (10.1% of net sales) in the second quarter of fiscal 1994. The fiscal 1994 period included charges to income of $19.1 million relating primarily to inventory and other write-downs in the electronic ballast product line. Excluding the effect of these charges, gross profit in the second quarter of fiscal 1994 was $45.2 million (17.4% of net sales). The increase in gross profit was due primarily to the increase in sales discussed above together with the increase in gross margin (as a percentage of net sales). The increase in the gross margin percentage was due to price increases in magnetic ballasts; improved profitability of electronic ballasts, reflecting increased sales and the impact of cost reductions enacted during the current and prior fiscal year; and improved profitability of certain fractional horsepower motor products. The gross margin improvement was dampened by continuing escalation in material costs, most notably copper and aluminum.


     Operating expenses.
     Selling, general and administrative (SG&A) expense was $41.3 million (14.2% of net sales) in the second quarter of fiscal 1995, down from $51.4 million (19.8% of net sales) in the second quarter of fiscal 1994. SG&A expense in the second quarter of fiscal 1994 included charges to income of $12.1 million relating primarily to administrative consolidations, including severance and relocation costs. Excluding the effect of these charges, SG&A expense in the second quarter of fiscal 1994 was $39.3 million, (15.2% of net sales). The decrease in SG&A as a percentage of net sales results from the administrative reorganization and consolidation actions undertaken during the current and prior fiscal year.


     Interest and other expense.
     Interest expense increased 9% to $8.5 million in the second quarter of fiscal 1995 from $7.8 million in the corresponding quarter of the prior fiscal year due primarily to higher interest rates. Although overall borrowings are lower than in the prior year due to proceeds from the sale of certain discontinued operations, continuing operations reflect higher levels of working capital due to higher sales volumes and increased pressure for accelerated payments from certain suppliers of key materials and components. Other expense in the second quarter of fiscal 1994 includes a $2.1 million gain from the sale of an investment resulting in $1.2 million of other income (net of other expense) compared to $1.2 million of expense in the current fiscal year quarter.


     Net income.
     The Company recorded income from continuing operations of $4.5 million in the second quarter of fiscal 1995 compared to a loss of $21.8 million in the second quarter of fiscal 1994. As indicated above, the fiscal 1994 quarter included charges to income aggregating $31.2 million on a pretax basis, reflecting costs associated with the Company's restructuring and reorganization. Excluding the effect of these charges, income from continuing operations reflected a small loss. Net income was $4.5 million in the second quarter of fiscal 1995 compared to a net loss of $42.5 million in the second quarter of fiscal 1994. The net loss in the fiscal 1994 quarter includes the loss from continuing operations discussed above, as well as $20.7 million in losses from discontinued operations, reflecting $20.5 million in estimated losses on disposal of discontinued operations.


     SIX MONTHS ENDED DECEMBER 31, 1994 VS. 1993

     Net sales and gross profit.
     MagneTek's net sales in the first six months of fiscal 1995 were $565.4 million, a 5% increase over the first six months of fiscal 1994 at $539.7 million. Due to the Company's use of a fifty-two, fifty-three week fiscal year, the first six months of fiscal 1995 contained twenty-six weeks compared to twenty-seven weeks in the first six months of fiscal 1994. On a pro forma basis, determined as if both periods contained twenty-six weeks, sales increased 9%. Sales in the Ballasts and Transformers segment increased 1% (4% on a pro forma basis) due to increased sales of electronic ballasts partially offset by lower sales of transformer products in Europe. Sales in the Motors and Controls segment increased 11% (15% on a pro forma basis) due to increased sales of fractional horsepower motors and AC electronic adjustable speed drives.


     Gross profit increased to $110.4 million (19.5% of net sales) in the first six months of fiscal 1995, from $83.6 million (15.4% of net sales) in the first six months of fiscal 1994. The fiscal 1994 period included charges to income of $19.1 million relating primarily to inventory and other write-downs in the electronic ballast product line. Excluding the effect of these charges, gross profit in the first six months of fiscal 1994 was $102.7 million (19% of net sales). The increase in gross profit was due primarily to the increase in sales discussed above together with the increase in gross margin (as a percentage of net sales). The increase in the gross margin percentage was due to price increases in magnetic ballasts; improved profitability of electronic ballasts, reflecting increased sales and the impact of cost reductions enacted during the current and prior fiscal year; and improved profitability of certain fractional horsepower motor products. The gross margin improvement was dampened by continuing escalation in material costs, most notably copper and aluminum.


     Operating expenses.
     Selling, general and administrative (SG&A) expense was $79.7 million (14.1% of net sales) in the first six months of fiscal 1995, down from $97.2 million (18% of net sales) in the first six months of fiscal 1994. SG&A expense in the first six months of fiscal 1994 included charges to income of $12.1 million relating primarily to administrative consolidations, including severance and relocation costs. Excluding the effect of these charges, SG&A expense in the first six months of fiscal 1994 was $85.1 million, (15.8% of net sales). The decrease in SG&A overall and as a percentage of net sales results from the administrative reorganization and consolidation actions undertaken during the current and prior fiscal year.


     Interest and other expense.
     Interest expense of $16.2 million in the first six months of fiscal 1995 was comparable to interest expense in the corresponding period of the prior fiscal year at $15.9 million. Although overall borrowings are lower than in the prior year due to the sale of certain discontinued operations, continuing operations reflect higher levels of working capital due to higher sales volumes and increased pressure for accelerated payments from certain suppliers of key materials and components. Other expense in the first six months of fiscal 1994 includes a $2.1 million gain from the sale of an investment resulting in $0.3 million of other income (net of other expense) compared to $2.2 million of expense in the current fiscal year period.


     Net income.
     The Company recorded income from continuing operations of $7.1 million in the first six months of fiscal 1995 compared to a loss of $20.2 million in the first six months of fiscal 1994. As indicated above, the fiscal 1994 period included charges to income aggregating $31.2 million on a pretax basis, reflecting costs associated with the Company's restructuring and reorganization. Excluding the effect of these charges, income from continuing operations reflected income of approximately $1.4 million. Net income was $10.2 million, including a $3.1 million gain on the sale of the Company's Controls business, in the first six months of fiscal 1995 compared to a net loss of $41.1 million in the first six months of fiscal 1994. The net loss in the fiscal 1994 period includes the loss from continuing operations discussed above, as well as $20.9 million in losses from discontinued operations, reflecting $20.5 million in estimated losses on disposal of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES:

     During the first six months of fiscal 1995, the Company sold certain of its discontinued operations in cash transactions. Aggregate proceeds, subject to certain post-closing adjustments, were approximately $93 million and were used to repay debt primarily under the Company's Revolving Loan Agreement. In accordance with the terms of certain amendments, the lending commitment under the Revolving Loan Agreement was reduced to approximately $122.5 million as of the end of the second quarter of fiscal 1995, from $150 million at the start of the fiscal year.

     As a result of increased sales volumes and pressure from certain suppliers of key materials to accelerate payments, the Company's level of working capital increased during the second quarter of fiscal 1995. Also during this quarter, the Company repaid substantially all amounts outstanding under its European Loan Agreement with borrowings under its Revolving Loan Agreement. As a result of the reduced lending commitment discussed above, the increased working capital and European debt repayment, and a January 2, 1995 scheduled amortization payment on the Company's Senior Notes, the Company entered into an agreement with one of the banks included in the Revolving Credit Agreement to provide additional temporary, unsecured financing (see Note 4 of Notes to Condensed Consolidated Financial Statements).

     The Company expects continued reductions in long-term debt during the course of the fiscal year through the use of net proceeds from future divestitures as well as a return to positive net cash flow from continuing operations.

     Total cash outflow associated with certain restructuring actions is estimated at $13,700, of which approximately $7,300 has been incurred. The remaining cash outflow is expected to occur primarily during the remainder of fiscal 1995 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

PART II - OTHER INFORMATION


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     10.1 $35 million Revolving Credit agreement dated December 30,1994, between MagneTek, Inc. and Nations Bank of Texas

     10.2 Amended and Restated 1989 Incentive Stock Compensation Plan of MagneTek, and all amendments thereto.

     27.1      Financial Data Schedules

     (b) REPORTS ON FORM 8-K


               none

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MAGNETEK, INC.
                                                 (Registrant)



Date: February 14, 1995                         /s/ David P. Reiland
                                         ------------------------------
                                               David P. Reiland
                                           Executive Vice President
                                          and Chief Financial Officer
                                        (Duly authorized officer of the
                                           registrant and principal
                                              financial officer)