Form 10-Q
period 1995-03-31
MAGNETEK INC
filed 1995-05-17
CIK 751085

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

(Mark One)
[    X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1995
                                   OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________

Commission file number 1-10233
                               ________________________________

                             MAGNETEK, INC.
         (Exact name of registrant as specified in its charter)

                Delaware                          95-3917584
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)         Identification Number)


                            26 Century Blvd.
                            P. O. Box 290159
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of May 15 1995: 24,630,044 shares.

PART I.   FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1995 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1995 and 1994. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and nine months ended March 31, 1995 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                             MAGNETEK, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1995 and JUNE 30 , 1994
                         (amounts in thousands)


   ASSETS                                        March 31           June 30
   ------                                        --------           -------
                                               (unaudited)

   Current assets:
     Cash                                           $   1,336      $   7,013
     Accounts receivable                              224,120        217,106
     Inventories                                      220,804        196,527
     Prepaid expenses and other                        33,526         32,970
                                                    ---------      ---------
      Total current assets                            479,786        453,616
                                                    ---------      ---------

   Property, plant and equipment                      383,956        379,208

   Less-accumulated depreciation
    and amortization                                  193,317        172,163
                                                    ---------      ---------
                                                      190,639        207,045
                                                    ---------      ---------

   Net assets of discontinued
    operations                                        115,931        197,217

   Goodwill                                            32,687         35,391

   Deferred financing costs,
    intangible and other assets                        35,140         38,089
                                                    ---------      ---------
   Total assets                                     $ 854,183      $ 931,358
                                                    ---------      ---------
                                                    ---------      ---------
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                               $ 106,726      $ 117,884
     Accrued liabilities                               72,209         80,287
     Current portion of long-term debt                 17,528         49,998
                                                    ---------      ---------
      Total current liabilities                       196,463        248,169
                                                    ---------      ---------

   Long-term debt, net of current
    portion                                           439,266        473,781

   Other long-term obligations                         76,258         77,316

   Deferred income taxes                               13,819         19,010

   Commitments and contingencies

   Stockholders' equity
      Common stock                                        244            242
      Other                                           128,133        112,840
                                                    ---------      ---------
      Total stockholders equity                       128,377        113,082
                                                    ---------      ---------
   Total Liabilities and Stockholders'
    Equity                                          $ 854,183      $ 931,358

                                                    ---------      ---------
                                                    ---------      ---------



                         See accompanying notes

                             MAGNETEK, INC.
                CONDENSED CONSOLIDATED INCOME STATEMENTS
                       FOR THE THREE MONTHS ENDED
                         MARCH 31, 1995 AND 1994
              (amounts in thousands except per share data)
                               (unaudited)



                                                     1995            1994
                                                     ----            ----
     Net sales                                    $  318,652      $ 287,095
     Cost of sales                                   254,266        231,336
                                                  ----------      ---------
     Gross profit                                     64,386         55,759
     Selling, general and administrative              42,201         42,535
                                                  ----------      ---------

     Income from operations                           22,185         13,224
     Interest expense                                  9,224          7,978
     Other expense, net                                1,265            834
                                                  ----------      ---------

     Pretax income from continuing operations
     before extraordinary item                        11,696          4,412
     Income taxes                                      4,795          1,355
                                                  ----------      ---------

     Income from continuing
      operations before extraordinary
       item                                            6,901          3,057
     Discontinued operations --
      Income (loss) from operations
       (net of taxes)                                   --         (  1,374)
     Extraordinary item (net of taxes)              (  4,820)         --
                                                  ----------      ---------
     Net income                                   $    2,081      $   1,683
                                                  ----------      ---------
                                                  ----------      ---------
     EARNINGS PER COMMON SHARE

     Primary:
      Income (loss) from continuing
       operations                                 $     0.28      $    0.12
      Income (loss) from discontinued
       operations                                       --         (   0.05)
      Extraordinary item                            (   0.20)         --
                                                  ----------      ---------

     Net income                                   $     0.08      $    0.07
                                                  ----------      ---------
                                                  ----------      ---------
      Fully diluted:
      Income (loss) from continuing
       operations                                 $     0.26      $    0.12
      Income (loss) from discontinued
       operations                                       --            (a)
      Extraordinary item                              (a)             --
                                                  ----------      ---------

     Net income                                       (a)             (a)
                                                  ----------      ---------
                                                  ----------      ---------

     (a) Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                         See accompanying notes

(Continued)

                             MAGNETEK, INC.
                CONDENSED CONSOLIDATED INCOME STATEMENTS
                        FOR THE NINE MONTHS ENDED
                         MARCH 31, 1995 AND 1994
              (amounts in thousands except per share data)
                               (unaudited)


                                                      1995           1994
                                                      ----           ----
   Net sales                                        $  884,034     $ 826,752
   Cost of sales                                       709,241       687,362
                                                    ----------     ---------
   Gross profit                                        174,793       139,390
   Selling, general and administrative                 121,868       139,728
                                                    ----------     ---------

   Income (loss) from operations                        52,925      (    338)
   Interest expense                                     25,418        23,906
   Other expense, net                                    3,503           536
                                                    ----------     ---------
   Pretax income (loss) from continuing
   operations before extraordinary item                 24,004      ( 24,780)
   Income taxes                                          9,965      (  7,604)
                                                    ----------     ---------
   Income (loss) from continuing
    operations before extraordinary item.               14,039      ( 17,176)
   Discontinued operations --
     Loss from operations                                --         (  1,745)
      (net of taxes)
     Gain (loss) on disposal
      (net of taxes)                                     3,100      ( 20,492)
   Extraordinary item (net of taxes)                 (   4,820)        --
                                                    ----------     ---------

   Net (loss) income                                $  12,319     $( 39,413)
                                                    ----------     ---------
                                                    ----------     ---------
   EARNINGS PER COMMON SHARE

   Primary:
     Income (loss) from continuing
      operations                                    $     0.57     $(   0.69)
     Income (loss) from discontinued
      operations                                          0.12      (   0.90)
     Extraordinary item                              (    0.20)        --
                                                    ----------     ---------

   Net (loss) income                                $     0.49     $(   1.59)
                                                    ----------     ---------
                                                    ----------     ---------
   Fully diluted:
     Income (loss) from continuing
      operations                                    $     0.55         (a)
     Income (loss) on discontinued
      operations                                          0.10         (a)
     Extraordinary item                                 (a)            --
                                                    ----------     ---------

   Net (loss) income                                    (a)            (a)
                                                    ----------     ---------
                                                    ----------     ---------

     (a) Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                         See accompanying notes

                             MAGNETEK, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                         (amounts in thousands)
                               (unaudited)


                                                     1995            1994
                                                     ----            -----
   Cash flows from operating activities:

   Income (loss) from continuing operations       $   14,039      $(  17,176)

   Adjustments to reconcile income (loss) from
     continuing operations to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                  28,652          28,284
       Provision for restructuring and other
         charges                                       --             31,221
       Changes in operating assets and
          liabilities of continuing
          operations                               (  48,477)      (  19,492)
                                                  ----------      ----------

   Total adjustments                               (  19,825)         40,013
                                                  ----------      ----------

   Net cash provided by (used in) operating
    activities:                                    (   5,786)         22,837
                                                  ----------      ----------

   Cash flows from investing activities:

   Proceeds from sale of businesses and assets        94,305          --
   Capital expenditures                            (  30,382)      (  33,705)
   Annuity contract and other investments              2,630             902
                                                  ----------      ----------

   Net cash provided by (used in) investing
    activities                                        66,553       (  32,803)
                                                  ----------      ----------

   Cash flows from financing activities:

   Borrowings under bank and other long-term
    obligations                                       77,272          20,026
   Proceeds from issuance of common stock              1,541             428
   Repayment of bank and other long-term
    obligations                                    ( 149,527)      (  10,952)
   Increase in deferred financing costs            (   5,275)      (     214)
                                                  ----------      ----------

   Net cash provided by (used in) financing
    activities                                     (  75,989)          9,288
                                                  ----------      ----------

   Net cash provided by used in continuing
    operations                                     (  15,222)      (     678)
                                                  ----------      ----------



                        (continued on next page)

                             MAGNETEK, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
            FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                         (amounts in thousands)
                               (unaudited)



                                                    1994            1994
                                                    ----            ----
     Cash flows from discontinued operations:

     Income (loss) from discontinued
      operations                                  $    3,100     $(  22,237)
     Adjustments to reconcile income (loss) to
      net cash provided by (used in) discontinued
       operations:
        Depreciation and amortization                  5,891          7,431
        Provision for loss on disposal                               27,341
        Gain on sale of businesses                 (   3,100)         --
        Changes in operating assets and
         liabilities of discontinued operations        4,660      (   9,686)
        Capital expenditures                       (   1,006)     (   4,540)
                                                  ----------     ----------

     Net cash provided by (used in)
     discontinued operations                           9,545      (   1,691)
                                                  ----------     ----------

     Net decrease in cash                          (   5,677)     (   2,369)
     Cash at the beginning of period                   7,013          7,606
                                                  ----------     ----------

     Cash at the end of period                    $    1,336     $    5,237
                                                  ----------     ----------
                                                  ----------     ----------

     Supplemental disclosures of cash flow
      information:
        Cash paid during the period for:
          Interest                                $   31,203     $   35,080
          Income Taxes                            $   12,646     $    6,477





                         See accompanying notes

                             MAGNETEK, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                             MARCH 31, 1995
                (All dollar amounts are in the thousands)
                               (unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month and nine month periods ended March 31, 1995 and 1994 contained thirteen weeks and thirty-nine weeks and thirteen weeks and forty weeks, respectively.

2.   INVENTORIES

     Inventories at March 31, 1995 and June 30, 1994 consist of the following:



                                             March 31           June 30
                                             --------          --------
      Raw materials and stock parts        $   69,198         $  59,943
      Work-in-process                          43,584            43,198
      Finished goods                          108,022            93,386
                                           ----------         ---------
                                           $  220,804         $ 196,527
                                           ----------         ---------
                                           ----------         ---------

3.   DISCONTINUED OPERATIONS

     During the first quarter of fiscal 1995, the Company's Board of Directors adopted a formal plan of disposal for certain business in connection with a restructuring program approved by the Board during fiscal 1994. As a result, the company's consolidated financial statements for the year ended June 30, 1994 reflected continuing and discontinued operations, as do the condensed consolidated financial statements included herein.

     During the first nine months of fiscal year 1995, the Company sold all of the assets, subject to certain liabilities of its Controls business, Traction Motor Repair business, Utility Repair business and Power Technology Systems (PTS) business, including all of the capital stock of certain subsidiaries included in the PTS business. Aggregate cash proceeds from sales of the above referenced business (and the sale of Louis Allis in fiscal 1994) approximated $103,000 and are subject to certain post closing adjustments. The Company expects to complete the remainder of the divestiture program during fiscal 1995.

     During the three month and nine month periods ending March 31, 1995, operating results of the discontinued operations reflected net sales of approximately $53,000 and $194,400 with corresponding net losses of $900 and $5,500 respectively. Losses have been charged to reserves which were established in the prior fiscal year for estimated losses on disposal.

4.   LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

     On March 31, 1995, the Company entered into an agreement with a group of banks whereby the banks have committed to lend up to $225,000 million under a revolving credit facility and $75,000 million under a term loan facility (collectively "Bank Credit Agreement") through September 30, 1998. Borrowings under these facilities bear interest at the banks' prime lending rate plus .75 percent or, at the Company's option, the London Interbank Offered rate plus 2.0 percent. These rates may be reduced by up to .75 and
     1.25 percent respectively, based upon the achievement of specified debt to earnings ratios. Borrowings under the Bank Credit Agreement are secured by the Company's accounts receivable, inventory and the stock of its subsidiaries.

     The Bank Credit Agreement contains certain provisions and covenants which, among other things, restrict the payment of cash dividends on common stock, limit the amount of future indebtedness and require the Company to maintain specified levels of net worth and cash flow. The term loan specifies amortization of principle at increasing rates on a quarterly basis commencing September 30, 1995 through September 30, 1998. Mandatory prepayments of the term loan are required with proceeds from certain asset sales and excess cash flow, (as defined in the agreement) beginning on June 30, 1996.

     Proceeds from the Bank Credit Agreement were used to fully redeem $112,500 (representing all of the remaining balance) of the Company's 11.45 percent Senior Notes and to repay all outstanding indebtedness under the Company's former Revolving Credit Agreement. Redemption of the Senior Notes resulted in a call premium of approximately $5,200. This premium together with the unamortized portion of debt issue costs for the Senior Notes and Revolving Credit Agreement are reflected (net of applicable income tax benefit) as an extraordinary item in the accompanying condensed consolidated income statements.

ITEM 2
MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 1995 VS. 1994

     Net Sales and Gross Profit.
     MagneTek's net sales in the third quarter of fiscal 1995 were $318.7 million, an 11% increase over third quarter fiscal 1994 net sales of $287.1 million. Revenues in the Ballast and Transformer segment increased 9% due to continued strong sales of electronic ballasts. Transformer sales in Europe were lower than prior year results. Sales in the Motors and Controls segment increased 13% primarily due to increased sales of AC and DC drives, commercial and residential fractional horsepower motors and large generators.

     Gross profit increased to $64.4 million (20.2% of net sales) in the third quarter of fiscal 1995 from $55.8 million (19.4% of net sales) in the third quarter of fiscal 1994. Improved gross profits were a result of increased volume, increased prices in both ballasts and motors and the impact of higher production levels at most manufacturing facilities improving fixed cost coverage. Benefits from the recent peso devaluation have favorably impacted labor costs at the Company's Mexican production facilities, although these benefits may be temporary. Cost increases in electronic components, packaging and base materials (e.g., copper and aluminum) have offset to a significant degree the positive effects of pricing and volume.

     Operating Expenses.
     Selling, general and administrative (SG&A) expense was $42.2 million (13.2% of net sales) in the third quarter of fiscal 1995 down from $42.5 million (14.8% of net sales) in the third quarter of fiscal 1994. Fiscal 1995 SG&A expense reflects the increased variable costs associated with the additional sales volume as compared to the same quarter in the prior fiscal year. Third quarter SG&A expense in fiscal 1995 also includes a $1.0 million dollar charge related to the settlement of litigation associated with the Company's Mexican operations. SG&A comparisons continue to benefit from the administrative consolidations implemented at the end of fiscal 1994 and continuing into fiscal 1995.

     Interest and Other Expense.
     Interest expense increased 15% to $9.2 million in the third quarter of fiscal 1995 from $8.0 million in the third quarter of fiscal 1994. Higher interest expense was due to generally higher interest rates and higher levels of debt associated with the Company's continuing operations. The company is experiencing increased levels of working capital requirements commensurate with revenue expansion referenced above. Other expense increased slightly from prior year levels due primarily to currency exchange losses associated with the Company's Italian and German operations.

     Net Income.
     Income from continuing operations before extraordinary charges was $6.9 million in the third quarter of fiscal 1995 compared to $3.1 million in the third quarter of fiscal 1994. An extraordinary charge of $4.8 million was incurred in the third quarter of fiscal 1995 related to deferred financing costs associated with early debt retirement. Net income was $2.1 million in the 1995 quarter compared to $1.7 million in the same quarter of the prior year.
     Net income for the third quarter of fiscal 1994 included $1.4 million in net losses from discontinued operations.

     NINE MONTHS ENDED MARCH 31, 1995 VS. 1994

     Net Sales and Gross Profit.
     MagneTek's net sales in the first nine months of fiscal 1995 were $884.0 million, a 7% increase over the first nine months of fiscal 1994 at $826.8 million. Due to the Company's use of a fifty-two, fifty-three week fiscal year, the first nine months of fiscal 1995 contained thirty-nine weeks compared to forty weeks in the first nine months of fiscal 1994. On a pro forma basis, presuming that both periods contained thirty-nine weeks, sales increased by 9.7%. Revenues for the Ballast and Transformer segment increased 3.5% (6% on a pro forma basis) due to increased sales of electronic ballasts offset by lower sales of European transformers. Sales in the Motors and Controls segment increased 11% (14.6% on a pro forma basis) due to increased sales of adjustable speed drives, fractional horsepower motors and large generators.

     Gross profit increased to $174.8 million (19.8% of sales) in the first nine months of fiscal 1995 from $139.4 million (16.9% of sales) in the first nine months of fiscal 1994. Fiscal 1994 results included charges to income of $19.1 million relating primarily to inventory and other write-downs in the electronic ballast product line. Excluding these charges, gross profit in the first nine months of fiscal 1994 would have been $158.5 million (19.2% of sales). The gross profit increase in the first nine months of 1995 was primarily the result of the increase in sales and the production increases benefiting fixed cost coverage. Pricing actions in both segments and cost improved electronic ballasts designs also contributed to the margin improvement. Favorable Mexican labor costs also resulted as the peso declined in relation to the U.S. dollar. These factors were offset by higher material costs primarily in steel, copper, electrical components and packaging as compared to the first nine months of fiscal 1994.

     Operating Expenses.
     Selling, general and administrative (SG&A) expense was $121.9 million (13.8% of sales) in the first nine months of fiscal 1995, down from $139.7 million (16.9% of sales) in the first nine months of fiscal 1994. SG&A expense in the first nine months of fiscal 1994 included charges to income of $12.1 million relating primarily to administrative consolidations, including severance and relocation costs. Exclusive of these charges, SG&A expense for the first nine months of fiscal 1994 was $127.6 million (15.4% of net sales). Reduced SG&A expense in absolute dollars reflects administrative reorganization and consolidation actions undertaken in the prior fiscal year and current year activities. These savings, to date, have more than offset the variable cost associated with the increased sales experienced in the first nine months of fiscal 1995.

     Interest and Other Expense.
     Interest expense was $25.4 million in the first nine months of fiscal 1995 compared to $23.9 million in the first nine months of 1994. Interest rates have generally increased from the nine months ending fiscal 1994 versus 1995. While the disposal of certain discontinued operations has reduced borrowings, continuing operations have experienced higher net working capital demands consistent with increased sales volume. Other expense in the first nine months of fiscal 1994 includes a $2.1 million gain from the sale of an investment resulting in $.5 million of fiscal 1994 expense versus $3.5 million of expense for the same nine month period in fiscal 1995.

     Net Income.
     Income from continuing operations before extraordinary items was $14.0 million in the first nine months of fiscal 1995 compared to a loss of $17.2 million in the first nine months of fiscal 1994. As indicated above, aggregate charges of $31.2 million on a pre-tax basis were included in the fiscal 1994 period, reflecting costs associated with the Company's restructuring and reorganization. Excluding the effect of these charges, continuing operations reflected income of approximately $4.5 million for the first nine months of fiscal 1994. Net income was $12.3 million in the first nine months of fiscal 1995 compared to a net loss of $39.4 million in the first nine months of fiscal 1994. The fiscal 1995 period includes a $3.1 million gain on the sale of the Controls business, and a $4.8 million extraordinary charge primarily related to the early retirement of $112.5 million of Senior Notes. The fiscal 1994 period includes charges of $22.2 million associated with discontinued operations.

     LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 1995, the Company sold certain of its discontinued operations in cash transactions. Aggregate proceeds, subject to certain post-closing adjustments, were approximately $94 million and were used to repay debt primarily under the Company's former Revolving Credit Agreement.

     As of March 31, 1995, the Company entered into an agreement with a group of banks to provide up to an aggregate of $300 million in borrowings under revolving and term loan facilities. Borrowings under these facilities were used to redeem $112.5 million (representing all of the remaining balance) of the Company's 11.45% Senior Notes and repay all of the borrowings outstanding under the Company's former Reloving Credit Agreement (see Note 4 of Notes to Condensed Consolidated Financial Statements).

     The Company expects continued reductions in long-term debt through net proceeds from future divestitures as well as a return to positive net cash flow from continuing operations.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Stockholders of the Company was held on November 29, 1994.

  (b) The following named persons were elected as directors, such persons constituting all of the directors of the Company:

                    Andrew G. Galef
                    Dewain K. Cross
                    Charles H. Dean, Jr.
                    Paul J. Kofmehl
                    A. Carl Kotchian
                    Crocker Nevin
                    Kenneth A. Ruck

  (c) The votes cast for and withheld with respect to each nominee for director is a follows:

       Nominee                For                 Withheld
       -------                ---                 --------

       Andrew G. Galef        17,750,758          130,426
       Dewain K. Cross        17,734,065          147,119
       Charles H. Dean, Jr.   17,740,946          140,238
       Paul J. Kofmehl        17,742,603          138,581
       A. Carl Kotchian       17,731,608          149,576
       Crocker Nevin          17,733,069          148,115
       Kenneth A. Ruck        17,736,566          144,618


        The votes cast for, against or withheld (including abstentions and broker non-votes) with respect to the matter of whether to approve the adoption of the Company's second Amended and Restated 1989 Incentive Stock Compensation Plan is as follows:

       For          Against     Abstain    Broker Non-Votes
       ---          -------     -------    ----------------

       11,129,570   2,823,264   1,599,187    2,329,163


        The votes cast for, against or withheld (including abstentions and broker non-votes) with respect to the matter of whether to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 2, 1995 is as follows:

       For          Against     Abstain    Broker Non-Votes
       ---          -------     -------    ----------------

       17,807,970   55,462      17,752       0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1 Severance and General Release Agreement dated as of April 21, 1995 by and between the Company and C. Ore Davis.

     10.2 Credit Agreement (the "Credit Agreement") dated as of March 31, 1995 between the Company, Lenders, NationsBank of Texas, N.A., CIBC Inc., The First National Bank of Chicago and LTCB Trust Company.

     10.3   Guaranty dated as of March 31, 1995 pertaining to the Credit
            Agreement.

     10.4 Security Agreement dated as of March 31, 1995 pertaining to the Credit Agreement.

     10.5 Amendment dated as of January 25, 1995 to the Executive Management Agreement between the Company and The Spectrum Group, Inc.

(b)    REPORTS ON FORM 8-K

       None.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAGNETEK, INC.
                                            (Registrant)



  Date: May 17, 1995                /s/ David P. Reiland
                                 -----------------------
                                        David P. Reiland
                                    Executive Vice President
                                  and Chief Financial Officer
                                (Duly authorized officer of the
                                   registrant and principal
                                       financial officer)