Form 10-K405
period 1995-07-02
MAGNETEK INC
filed 1995-09-29
CIK 751085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-K
(MARK ONE)
/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 2, 1995

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10233

                               __________________

                                 MAGNETEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      95-3917584
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

       26 CENTURY BOULEVARD
          P.O. BOX 290159
       NASHVILLE, TENNESSEE                              37229-0159
(Address of Principal Executive Offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (615) 316-5100
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                        ON WHICH REGISTERED
         -------------------                      -----------------------
     Common Stock, $.01 par value                 New York Stock Exchange
8% Convertible Subordinated Notes Due 2001        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 15, 1995) was $304,457,416.

          The number of shares outstanding of the Registrant's Common Stock, as of September 15, 1995, was 24,684,017 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the MagneTek, Inc. 1995 Annual Report to Shareholders for the year ended July 2, 1995 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the MagneTek, Inc. 1995 Annual Report to Shareholders is not deemed filed as part of this Report.

          Portions of the MagneTek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 2, 1995 are incorporated by reference into Part III hereof.

                                 MAGNETEK, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 2, 1995(1)

                                                                            PAGE
                                                                            ----
    ITEM 1.   BUSINESS.. . . . . . . . . . . . . . . . . . . . . . . . . . . .1
    ITEM 2.   PROPERTIES.. . . . . . . . . . . . . . . . . . . . . . . . . . .6
    ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .8
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . .10
    ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .11
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .11
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . .11
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .11
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .12
    ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .14
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .14
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .14
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .15

--------------------

(1) The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. Accordingly, the Company's 1995 fiscal year ended on July 2, 1995 and contained 52 weeks. For clarity of presentation, all periods are presented and discussed as if each fiscal year ended on June 30. The year ended July 3, 1994 contained 53 weeks and the year ended June 27, 1993 contained 52 weeks.

                                     PART I

ITEM 1.       BUSINESS.

GENERAL
              The electrical equipment industry is characterized by diversity of markets, global competition and relatively high barriers to entry due to intensive capital requirements and required access to market channels. From its inception in 1984, MagneTek pursued a growth strategy designed to achieve the size necessary to compete with domestic and foreign electrical equipment manufacturers. During the late 1980s and early 1990s the Company grew rapidly, primarily through acquisitions of electrical equipment businesses supplemented by internal growth. While this growth enabled the Company to achieve a significant share of several electrical product and service markets, and enhance efforts to reduce manufacturing costs through economies of scale and vertical integration, the use of debt to finance the majority of the acquisitions left the Company with a relatively high degree of financial leverage in its balance sheet.

              During the fiscal year ended June 30, 1994, MagneTek's Board of Directors approved a plan to focus the Company's resources on fewer product lines and reduce debt. The restructuring program approved by the Board included the sale of certain businesses comprised primarily of the Company's utility, military, controls and custom motor segments (See Note 2 of Notes to Consolidated Financial Statements). As of June 30, 1995, the Company has sold its military, controls and custom motor businesses in a series of transactions, as well as certain product lines of its utility business. Subsequent to fiscal 1995 year end, the Company sold its medium power transformer business, which represented most of the remainder of the utility business. The Company is continuing the process of disposing of certain minor remaining operations slated for divestiture.

              The Company operates in two business segments: Ballasts and Transformers, including lighting products (magnetic and electronic lighting ballasts), power supplies and small transformer products; and Motors and Controls, which includes fractional and integral horsepower electric motors, medium voltage generators and variable speed electronic drives.

BALLASTS AND TRANSFORMERS SEGMENT

              GENERAL. The Ballasts and Transformers segment accounted for 57% of the Company's net revenues in fiscal 1995. This segment manufactures a broad range of equipment in the United States and Europe within two general product categories: Lighting products, including fluorescent (both magnetic and electronic) and high intensity discharge ("HID") ballasts; and Transformer products, inclusive of electronic power supplies, various small component and specialty transformers, and dry type distribution transformers. The Company's European operations, concentrated primarily in magnetic lighting ballasts and electronic power supplies, accounted for 24% of the segment's total net sales in fiscal 1995. One customer, Lithonia Lighting, a lighting fixture OEM, accounted for 9% of the segment's total net sales in fiscal 1995.

              LIGHTING PRODUCTS. During fiscal 1995, sales of Lighting products represented 80% of the segment's total net sales. The Company is an industry leader, measured by market share, in magnetic fluorescent ballasts both domestically and in Europe, and in electronic flourescent ballasts domestically. Sales of magnetic ballasts (including HID) accounted for 42% (35% in the U.S. and 7% in Europe) of the segment's total net sales in fiscal 1995.

Magnetic ballasts are typically used in standard fluorescent lighting fixtures in office, commercial and residential applications, and in various types of specialty lighting applications, including both indoor and outdoor displays and signs. High intensity discharge (HID) ballasts are utilized in lighting fixtures in industrial and municipal applications, such as street lighting, outside security and parking lot lighting, factory and warehouse indoor illumination and sports lighting. Electronic solid state fluorescent ballasts afford savings over standard magnetic ballasts through reduced energy consumption, but have higher initial costs. Sales of electronic ballasts, primarily in the U.S., accounted for 32% of the segment's total net sales in fiscal 1995. The Company anticipates a continued shift in demand toward electronic ballasts from magnetic products, as end users focus on long term cost efficiency and the cost of electronic ballasts declines.

              In the U.S., approximately 61% of the Company's fluorescent and HID ballasts are sold through MagneTek's direct sales force to OEMs with the balance sold through independent manufacturers' representatives to more than 4,000 independent electrical distributors nationwide. In Europe, sales are made through a combination of the Company's direct sales force and sales agents, primarily to OEMs.

              TRANSFORMER PRODUCTS. Sales of Transformer products in fiscal 1995 accounted for 20% of the segment's total net sales. Sales of Transformer products in Europe, primarily electronic power supplies which are custom designed for use in electronic business machines, computers and industrial equipment, accounted for 11% of the segment's net sales in fiscal 1995. The Company also manufactures dry type distribution transformers used primarily in building applications as well as various component and specialty transformers. Marketing of the Company's various Transformer products is done through a direct sales force and independent manufacturers' representatives directly to OEMs and (in the U.S.) through independent electrical distributors.

              BACKLOG. The Company's backlog in the Ballasts and Transformers segment as of June 30, 1995, was $126.5 million compared to $98.6 million as of the end of fiscal 1994. The increase in the backlog resulted from increased levels of demand for electronic ballasts. Backlog in electronic ballasts was $36.4 million as of June 30, 1995 compared to $15.1 million as of June 30, 1994. Backlog represents purchase orders received by the Company which are subject to cancellation.

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

MOTORS AND CONTROLS SEGMENT

              GENERAL. The Motors and Controls segment, which accounted for 43% of net sales in fiscal 1995, manufactures equipment in two general product categories: Motors and Generators, including fractional and integral horsepower electric motors and medium voltage generators and Drives and Systems, including electronic adjustable speed drives and drive systems. The Company's European operations are not significant to the segment, representing less than 3% of the segment's total net sales in fiscal 1995. One customer, Caterpillar, Inc., accounted for 13% of the segment's total net sales in fiscal 1995.

              MOTOR AND GENERATOR PRODUCTS. During fiscal 1995, sales of Motor and Generator products represented 84% of the segment's total net sales. The Company's electric motors, most of which use AC power, range in size from 1/8 to 500 horsepower. Motors ranging in size from 1/8 to 5 horsepower (dependent on frame size) are designated fractional horsepower ("FHP") motors. FHP motors are used both in residential applications, primarily in appliances such as room air conditioners, dehumidifiers and ventilators, as well as pool and spa pumps, and in commercial applications such as heating, ventilating and air conditioning ("HVAC"), food service and agribusiness. AC motors ranging in size from 1 to 500 horsepower, designated integral horsepower ("IHP") motors, are used primarily in commercial HVAC, mining, petrochemical and commercial laundry applications. The Company also manufactures DC motors, ranging in size from 1/6 to 3 horsepower, used in variable speed applications such as conveyors, material handling and packaging equipment, exercise equipment and machine tools. Approximately 66% of the Company's motors are sold to OEMs primarily through the Company's direct sales force. The remaining motors are marketed through a network of approximately 2,600 distributors, primarily for the purpose of replacement.

              Generators manufactured by the Company range in size from 50 kilowatt ("KW") to 2,250 KW. Over 90% of generator sales are to Caterpillar, Inc., which manufactures and sells engine generator units for prime and standby power applications.

              DRIVES AND SYSTEMS PRODUCTS. Sales of Drives and Systems products accounted for 16% of the segment's total net sales for fiscal 1995. The Company's electronic adjustable speed drives and drive systems adjust and control the speed and output of electric motors. They are used in applications involving HVAC, paper converting, wire drawing, elevators, machine tools and material handling equipment. Drives and drive systems are sold primarily to OEMs and end users through a specialized engineering oriented sales force as well as through electrical distributors.

              BACKLOG. The Company's backlog in the Motors and Controls segment as of June 30, 1995 was $97.5 million compared to $71.1 million at the end of fiscal 1994. Increased backlog was primarily in the area of commercial fractional motors and drives products.

              COMPETITION. The principal competitors of the Company in Motor and Generator products are Emerson Electric Company, General Electric Company, Franklin Electric Company, Baldor Electric Company, A.O. Smith and Onan. The principal competitors in Drives and Systems are Emerson Electric Company, Allen Bradley and Eaton Corporation. Certain of these competitors have substantially greater resources than the Company. The Company competes principally on the basis of customer service and engineering capabilities, quality and price.

INTERNATIONAL OPERATIONS

              The Company conducts the majority of its international activities in Europe. European operations include ballast and power supply production in Germany and Italy and motor manufacturing in the United Kingdom and Hungary. The Company's international sales, including sales from domestic operations, during fiscal 1995 accounted for 20% of the Company's total net sales.

SUPPLIERS AND RAW MATERIALS

              The Company manufactures many of the materials and components used in its products, including ballast and motor laminations and capacitors. The Company also draws its own magnet wire primarily for products in the Ballasts and Transformers segment.

              Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 1995, approximately 61% of the Company's cost of sales was for the purchase of direct materials.
Production requirements are heavily dependent on steel, copper and aluminum, as well as certain electronic components. The Company generally negotiates prices with steel vendors on an annual basis. The Company purchases copper for the Ballasts and Transformers segment primarily in rod form for drawing its own magnet wire and for the Motors and Controls segment in the form of finished magnet wire. The Company seeks to mitigate its exposure to fluctuations in copper prices through short-term hedging programs as well as through forward contract arrangements with magnet wire suppliers. The Company purchases its aluminum requirements based upon the spot prices at delivery.

RESEARCH AND DEVELOPMENT

              Research and development activities are conducted by the respective operating divisions and are directed toward enhancement of existing products and development of new products. Advanced technologies are being developed in four main development centers and future development is sponsored by the Company and conducted by leading Universities. Total research and development expenditures were approximately $23.6 million, $17.5 million and $17.4 million, respectively, for the 1995, 1994 and 1993 fiscal years.

TRADEMARKS AND PATENTS

              The Company holds numerous patents which, although of value, are not considered by management to be essential to the Company's business. The Company believes that it holds all the patent, trademark and other intellectual property rights necessary to conduct its business.

EMPLOYEES

              At the end of fiscal 1995, the Company had approximately 2,100 salaried employees and approximately 12,600 hourly employees, of whom approximately 6,100 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

ENVIRONMENTAL MATTERS

              GENERAL. The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response to such a discovery, the Company conducts remediation activities to bring the facility into compliance with applicable laws and regulations. Except as described below, the Company's remediation activities for fiscal 1995 did not entail material expenditures, and its remediation activities for fiscal 1996 are not expected to entail material expenditures. Future discoveries of contaminated areas could entail material expenditures, depending upon the extent and nature of the contamination.

              CENTURY ELECTRIC (MCMINNVILLE, TENNESSEE). Prior to its purchase by the Company in 1986, Century Electric, Inc. ("Century Electric") acquired a business from Gould Inc. ("Gould") in May 1983 which included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of hazardous waste, including but not limited to cleaning up any PCBs at the McMinnville facility (the "1983 Indemnity"). Investigation revealed the presence of PCBs in portions of the soil and in the groundwater underlying the facility and in certain offsite soil. Century Electric has kept the Tennessee Department of Environment and Conservation, Division of Superfund, apprised of test results from the investigation. The McMinnville plant has been listed as a Tennessee Superfund Site, a report on that site has been presented to the Tennessee legislature, and community officials and plant employees have been notified of the presence of PCBs as above described. In July 1993, Gould submitted to the State of Tennessee a Feasibility Study recommending a cleanup of certain onsite soil with an estimated cost of $4.7 million. This estimate does not include ancillary costs of onsite cleanup, which are expected to be significant. Based upon currently available information, the aggregate costs for cleanup of certain onsite soil, including ancillary costs of onsite cleanup, are not expected to exceed $15 million. Subsequent to June 30, 1994, Gould contracted for certain onsite cleanup. In August and October 1994, Gould requested that the Company bear an unspecified portion of these costs, and the Company declined. Gould, at its own expense, arranged for the onsite cleanup to be performed during the period from September 1994 through January 1995. Gould also conducted preliminary investigation and cleanup of certain offsite contamination. The cost of any further investigation and cleanup of offsite contamination cannot presently be determined. The Company believes that the costs for further onsite cleanup, including ancillary costs of onsite cleanup, and the costs for any further offsite cleanup, are covered by the 1983 Indemnity. While the Company believes that Gould will continue to perform under its indemnity obligations, Gould's failure to perform such obligations could have a material adverse effect on the Company.

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

              CROWN INDUSTRIES SITE (PIKE COUNTY, PENNSYLVANIA). In March 1992, the Company was informed by the Pennsylvania Department of Environmental Resources ("DER") that its Universal Manufacturing division is one of a number of potentially responsible parties with respect to a planned environmental investigation and cleanup at the Crown Industries site in Pike County, Pennsylvania. The DER has provided a non-binding preliminary allocation of liability in connection with the site that assigned the Company a 30 percent share. The aggregate expense of cleaning up the site is not currently known, but some preliminary indications suggest a range of $5 million to $15 million. To date, the DER has sought reimbursement of approximately $500,000 in the aggregate from the Company and the other potentially responsible parties. In connection with the February 1986 acquisition of Universal Manufacturing, the Company and the seller, Farley Northwest Industries, Inc. (the predecessor to Fruit of the Loom, Inc., hereinafter collectively with such successor referred to as "FOL") executed an environmental agreement. The Company has concluded that at least 90 percent of any liability it may incur relating to this site is covered by the indemnification provisions of its environmental agreement with FOL, and FOL has acknowledged such indemnity and is currently defending its own and the Company's interest in this site.


              FOL's failure to perform its obligations with respect to the Crown Industries site under the environmental agreement could have a material adverse effect on the Company.

              INDEMNIFICATION OBLIGATIONS FROM RESTRUCTURING. In selling certain business operations, the Company from time to time has agreed, subject to various conditions and limitations, to indemnify buyers with respect to environmental liabilities associated with the acquired operations. The Company's indemnification obligations pursuant to such agreements did not entail material expenditures for fiscal 1995, and its indemnification obligations for fiscal 1996 are not expected to entail material expenditures. Future expenditures pursuant to such agreements could be material, depending upon the nature of asserted claims subject to indemnification.

ITEM 2.       PROPERTIES.

              The Company's headquarters and each of its principal facilities for the continuing operations of the Company are listed below, each of which is owned by the Company unless indicated as being leased.

                                                   Approximate
    Location                    Lease Term        Size (Sq. Ft.)             Principal Use
    --------                    ----------        --------------             -------------

Altavista, Virginia                 --               108,000           Motor manufacturing

Blytheville, Arkansas        1998 plus options       114,000         Ballast manufacturing
                                  to 2008

Bridgeport, Connecticut            1999              100,000       Capacitor manufacturing



                                                   Approximate
    Location                    Lease Term        Size (Sq. Ft.)             Principal Use
    --------                    ----------        --------------             -------------


Gainsborough Lincolnshire,          --                44,000           Motor manufacturing
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

Juarez, Mexico                    Various            220,000           Motor manufacturing

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

Mainaschaff, Germany              Various            209,257        Ballast, ignition coil
                                                                           and transformer
                                                                             manufacturing

Matamoros, Mexico                 Various            320,000       Ballast, wiring harness
                                                                           and transformer
                                                                             manufacturing

McMinnville, Tennessee        Options to 2021        275,000           Motor manufacturing

Mendenhall, Mississippi            1997              251,600           Fluorescent ballast
                                                                              assembly and
                                                                       distribution center

Milan, Italy                        --                53,000         Ballast manufacturing

Nashville, Tennessee               2005               60,000        Corporate headquarters

New Berlin, Wisconsin              2008              122,400            Drives and systems
                                                                             manufacturing



                                                   Approximate
    Location                    Lease Term        Size (Sq. Ft.)             Principal Use
    --------                    ----------        --------------             -------------

Owosso, Michigan                    --               198,000           Motor manufacturing

Ripley, Tennessee                   --                84,000           Motor manufacturing

St. Louis, Missouri          2000 plus option         51,000               Administration,
                                  to 2005                                    marketing and
                                                                      accounting personnel

Terranuova Bracciolini,             --               149,000                  Power supply
    Italy                                                                    manufacturing



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

              Under the terms of a plan of rehabilitation, which includes an enhancement agreement between the Commissioner and the National Organization of Life and Health Guaranty Associations ("NOLHGA") to augment the benefits paid to ELIC policyholders, individual annuitants with account values up to $100,000 will receive 100% of their benefits, resulting in the payment by the rehabilitated ELIC and NOLHGA of substantially all of the required payments to the Company's employees who are covered under the ELIC annuities. The rehabilitation plan provides for reimbursement from the rehabilitated ELIC and from NOLHGA to the Company of shortfall payments the Company had been providing from April 1991 to September 1993. The Company received reimbursement for a portion of such shortfall payments during fiscal year 1995, and has reflected the reimbursement of the remainder of such shortfall payments in other assets in its consolidated financial statements.

              Effective on July 22, 1992, the Company entered into agreements settling all claims with respect to two complaints filed by the Department of Labor and by a labor union against various defendants including the Company. The settlement agreements required the Company, among other things, to provide back-up insurance coverage in the form of an annuity purchased from an approved insurance company equal to 30% of the obligation to existing retirees. The Company also agreed to purchase additional coverage in the event payments from third parties to annuitants fall below 70% of the required amount. If annuity benefits under the back-up annuity are not needed to provide full benefit payments to covered annuitants, the proceeds will be remitted to the Company on an annual basis. On July 31, 1992, the Company purchased such an annuity from

Metropolitan Life Insurance Company for approximately $9.8 million. Such annuity will only be used for retiree benefits in the event the combined payments by the rehabilitated ELIC and NOLHGA fall below 100% of the required benefits.

              The Company does not expect that the above transactions will have a material effect on the Company. However, should ELIC (or its successor) and/or NOLHGA fail to make required annuity payments in the future, such transactions could have a material adverse effect upon the Company.

              OTHER LITIGATION. Four substantially identical actions were filed in 1993 against the Company and certain of its directors and officers. The four actions were subsequently consolidated in a single amended complaint. The suit purported to be a class action on behalf of purchasers of the Company's common stock from October 22, 1992 through August 6, 1993. The complaint asserted claims under the federal securities laws, and alleged that the Company artificially inflated the price of its common stock during the class period by failing to disclose adverse developments in the Company's business. The complaint did not specify the amount of damages sought. In July 1994, counsel for the Company defendants and the plaintiffs reached an agreement in principle to settle the litigation. The Court in April 1995 granted final approval of the settlement and dismissed the plaintiffs' claims with prejudice. The Consolidated Statement of Income for the year ended June 30, 1994 reflected a pretax charge of $2.65 million representing costs to the Company including legal fees associated with the settlement.

              The Company was one of numerous defendants in a suit filed in 1993 by multiple plaintiffs claiming damages for personal injuries allegedly resulting from exposure to emissions allegedly generated by the defendants' manufacturing facilities in or near Brownsville, Texas. The plaintiffs did not specify the damages sought nor the particular emissions they contended implicated the Company. The Company settled the case with the plaintiffs in June 1995. The Consolidated Statement of Income for the year ended June 30, 1995 reflects a pretax charge of $1 million representing costs to the Company including legal fees associated with the settlement.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matters were submitted to the stockholders of the Company during the quarter ended July 2, 1995.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 1994 and 1995:


              QUARTER ENDING             HIGH        LOW
              -------------------------------------------------

              September 30, 1994        14-7/8      12-5/8
              December 31, 1994         15-1/8      12-3/8
              March 31, 1995            14-7/8      12-5/8
              June 30, 1995             16-1/2      12-3/8

              September 30, 1993        19-3/8      12-1/2
              December 31, 1993         15-1/2      12-1/4
              March 31, 1994            16-3/4      13-1/8
              June 30, 1994             15-1/8      13-1/8


              The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of the date of this Annual Report, there were approximately 360 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

              The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's loan agreements. Under the Company's 1995 bank loan agreement, the Company may not declare or pay any dividend or make any distribution with respect to its capital stock (i) unless no event of default exists or would result from such declaration and payment, and (ii) the ratio of the Company and certain subsidiary's Funded Debt to Capitalization (as such terms are defined in the bank loan agreement) is not more than 0.55 to 1.00. Under the Indenture relating to the Company's 10-3/4% Senior Subordinated Debentures due 1998, the Company may not declare or pay any dividend or make any distribution with respect to its Common Stock (other than through the issuance of Qualified Capital Stock (as defined in the 10-3/4% Indenture and which includes Common Stock)), unless after giving effect to such dividend or distribution, (i) the Company is in compliance with the covenants contained in the 10-3/4% Indenture and (ii) the aggregate amount of all Restricted Payments (as defined in the 10-3/4% Indenture) declared or made after September 30, 1991 would not exceed
(a) 50% of the aggregate Consolidated Net Income (as defined in the 10-3/4% Indenture) of the Company subsequent to September 30, 1991 minus 100% of the amount of any write-downs, write-offs, other negative revaluations and other negative extraordinary charges not otherwise reflected in such Consolidated Net Income, plus (b) the aggregate Net Proceeds (as defined in the 10-3/4% Indenture) to the Company from the sale of Qualified Capital Stock subsequent to September 30, 1991 (excluding any such Net Proceeds from the sale of Qualified Capital Stock by a Company subsidiary and excluding Qualified Capital Stock paid as a dividend on, or issued upon or in exchange for other Capital Stock (as defined in the 10-3/4% Indenture) or as a payment of interest on indebtedness of the Company), plus (c) $25 million.

ITEM 6.       SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The information called for by Part II, items 5, 6, 7 and 8, except for information regarding the Company's dividend policy and related matters, which is provided in response to Item 5, above, is hereby incorporated by reference to the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors of the Company's 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table sets forth certain information regarding the current executive officers of the Company.



         NAME                      AGE                   POSITION
         ----                      ---                   --------
         Andrew G. Galef           62     Chairman of the Board of Directors and
                                           Chief Executive Officer
         Antonio Canova            53     Executive Vice President
         Brian R. Dundon           49     Executive Vice President
         Ronald W. Mathewson       58     Executive Vice President
         David P. Reiland          41     Executive Vice President and
                                           Chief Financial Officer
         Alexander Levran, Ph.D.   45     Senior Vice President, Technology
         John E. Steiner           51     Senior Vice President, Strategic
                                           Planning and Business Development
         John P. Colling, Jr.      39     Vice President and Treasurer
         Thomas R. Kmak            45     Vice President and Controller
         Samuel A. Miley           38     Vice President, General Counsel and
                                           Secretary
         Robert W. Murray          56     Vice President, Communications and
                                           Investor Relations
         Dennis L. Hatfield        47     Assistant Vice President, Facilities
                                           and Environmental Affairs


              Mr. Galef has been the Chairman of the Board of Directors since July 1984 and Chief Executive Officer of the Company since September 1993. He also is the Chairman of the Nominating Committee. He has been President of The Spectrum Group, Inc. ("Spectrum"), a private investment and management firm, since its incorporation in California in 1978 and Chairman and Chief Executive Officer since 1987. Prior to the formation of Spectrum, Mr. Galef was engaged in providing professional interim management services to companies with serious operating and financial problems. Mr. Galef is presently a director of Warnaco, Inc., a diversified apparel manufacturer, and its parent, The Warnaco Group, Inc., and was formerly Chairman of Aviall, Inc., a company providing aircraft engine refurbishment and related products and services, and Exide Corporation, a manufacturer of automotive and industrial batteries. Mr. Galef was the Chairman of Gran Tree Corporation when, during the 1990 fiscal year, it filed a voluntary petition for reorganization under Federal bankruptcy law. Mr. Galef also serves as chairman or a director of other privately held companies.

              Mr. Canova has been Executive Vice President of the Company since October 1993 and serves as president of MagneTek's Power Electronics Group. He has served as managing director of MagneTek S.p.A. in Italy since March 1991. He held the same position with Plessey S.p.A. from 1988 until March 1991 when Plessey S.p.A. was acquired by the Company. From 1969 to 1988, Mr. Canova served as general manager of Plessey S.p.A.

              Mr. Dundon serves as president of MagneTek's Motors and Controls Group. He has been Executive Vice President since July 1993 and served as Executive Vice President of the Company's Motors and Controls business from November 1986 when Century Electric, Inc. was acquired by the Company until July 1993. Prior to the acquisition Mr. Dundon had been with Century Electric since 1971, serving in various capacities.

              Mr. Mathewson, who serves as president of MagneTek's Lighting Products Group, joined the Company in June 1994 as Executive Vice President. For more than five years prior to joining the Company, Mr. Mathewson served in various executive officer positions with Manville Corporation, a diversified holding company, and its subsidiary Schuller International, a fiberglass manufacturing company. Prior to that Mr. Mathewson was with General Electric for twenty-seven years, including six years in general management positions in its lamp business.

              Mr. Reiland has been Executive Vice President since July 1993 and Chief Financial Officer of the Company since July 1988. Mr. Reiland was also a Senior Vice President of the Company from July 1989 until July 1993. He was Controller of the Company from August 1986 to October 1993, and was Vice President, Finance from July 1987 to July 1989. Prior to joining the Company, Mr. Reiland was an Audit Manager with Arthur Andersen & Co. where he served in various capacities since 1980.

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

              Mr. Kmak has been Vice President of the Company since October 1993, Controller since November 1994 and Operations Controller from October 1993 to November 1994. Mr. Kmak was the vice president, finance of the Company's Motors and Controls business from November 1986 when Century Electric was acquired by the Company until July 1992 and served as vice president, operational finance of the Company's Motors and Controls business from July 1992 until October 1993. Prior to the acquisition Mr. Kmak had been with Century Electric since 1976, serving in various capacities.

              Mr. Miley joined the Company in February 1990 as Vice President, General Counsel and Secretary. Prior to that time, he was an attorney with the law firms of Sheppard, Mullin, Richter & Hampton in Los Angeles, California (March 1986 to January 1990) and Sidley & Austin in Chicago, Illinois (May 1982 to March 1986).

              Mr. Murray joined the Company in April 1987 and currently serves as the Vice President, Communications and Investor Relations. From 1976 until April 1987 he held various positions with Whittaker Corporation, a diversified aerospace manufacturing company, most recently as Vice President, Corporate Communications.

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

ITEM 11.      EXECUTIVE COMPENSATION.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in September 1995, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:
                                                                    Annual
                                                                   Report To
                                                   Form 10-K      Stockholders
                                                     Page             Page
                                                   ---------     ---------------
     1.   Consolidated Financial Statements

          Consolidated Statements of Income                             19
          for Years Ended June 30, 1995, 1994
          and 1993

          Consolidated Balance Sheets at June                           20
          30, 1995 and 1994

          Consolidated Statements of                                    22
          Stockholders' Equity for Years
          ended June 30, 1995, 1994 and 1993

          Consolidated Statements of Cash                               23
          Flows for Years Ended June 30,
          1995, 1994 and 1993

          Notes to Consolidated Financial                               24
          Statements

          Report of Ernst & Young LLP,                                  40
          Independent Auditors

     2.   Consolidated Financial Statement
          Schedules

          Report of Ernst & Young, LLP,           S-1
          Independent Auditors

          II -- Valuation and Qualifying          S-2
          Accounts

          All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

     3.   Exhibit Index                           E-1 - E-6

           The following exhibits are filed as part of this Annual Report
Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.
   EXHIBIT
   NUMBERS                         DESCRIPTION OF EXHIBIT
   -------                         ----------------------
     3.1       (1)  Restated Certificate of Incorporation of the Company, as
                    filed with the Delaware Secretary of State on November 21, 1989.

     3.2       (2)  By-laws of the Company, as amended and restated.

     4.1       (3)  Indenture between MagneTek, Inc. and The Bank of New York, as Trustee, dated as of September 15, 1991 for $75,000,000 in principal amount of 8% Convertible Subordinated Notes due 2001 including form of Note.

     4.2       (4)  Form of Indenture between MagneTek, Inc. and Union Bank, as
                    Trustee, dated as of November 15, 1991 for $125,000,000 Senior Subordinated Debentures Due 1998 including form of Debenture.

     4.3       (5)  Specimen Common Stock Certificate.

     4.4       (6)  Form of Indemnification and Release Agreements entered into between the Company, MagTek Partners and Champlain Associates as of January 30, 1991.

     10.1      (7)  Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.

     10.2      (8)  Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.

     10.3      (9)  Lease on Mendenhall, Mississippi facility of Universal
                    Manufacturing.

     10.4      (9)  Lease on Gallman, Mississippi facility of Universal
                    Manufacturing.

     10.5      (9)  Lease on Bridgeport, Connecticut facility of Universal
                    Manufacturing.

     10.6      (10) Lease on McMinnville, Tennessee facility of Century
                    Electric.

     10.7      (11) Security Agreement dated March 1, 1993 between the
                    Industrial Development Board of the City of Huntsville (the "Huntsville IDB") and the Company ("Huntsville Security Agreement").

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

     10.15     (13) Amendments No. 3 and 4 to 1987 Plan.

     10.16     (14) Second Amended and Restated 1989 Incentive Stock
                    Compensation Plan of MagneTek, Inc.

     10.17     (15) Standard Terms and Conditions Relating to Non-Qualified
                    Stock Options, revised as of October 23, 1991, pertaining to the 1987 Plan and the 1989 Plan.

     10.18     (12) Senior Executive Medical Expense Reimbursement Plan for the
                    Company.

     10.19     (16) Stock Purchase Agreement dated as of January 9, 1986, between the Company and Farley/Northwest Industries, Inc., with list of omitted exhibits and schedules.

     10.20     (16) Stock Purchase Agreement dated as of June 20, 1986, between the Company and Better Coil and Transformer Corporation, with list of omitted exhibits.

     10.21     (17) Purchase Agreement dated as of October 22, 1986, by and among the Company, Century and certain Securityholders.

     10.22     (18) Purchase Agreement dated as of December 15, 1986, between the Company and all the remaining Securityholders of Century.

     10.23     (18) Asset Purchase Agreement dated as of December 30, 1986, between the Company and Universal Electric.

     10.24     (18) Agreement for the Sale of Stock dated as of December 30,
                    1986, between the Company and Cooper.

     10.25     (19) Lease of St. Louis, Missouri administration, marketing and engineering personnel facility dated January 1, 1988.

     10.26     (19) Lease of Matamoros, Mexico fluorescent ballast manufacturing facility dated January 1, 1988.

     10.27     (20) Lease and Agreement between the City of Blytheville,
                    Arkansas and the Company, dated as of November 1, 1988.

     10.28     (7)  First Supplemental Lease and Agreement between City of
                    Blytheville, Arkansas and the Company dated as of December 1, 1989, for the Blytheville, Arkansas facility.

     10.29     (21) Lease of facility in New Berlin, Wisconsin.

     10.30     (7)  Third Modification of Lease dated as of December 31, 1990, for the New Berlin, Wisconsin facility.

     10.31     (22) Fourth Modification of Lease dated as of February 12, 1993 for the New Berlin, Wisconsin facility.

     10.32     (23) Amendment to Equipment Lease Agreement dated as of August 1,
                    1993 between The Industrial Development Board of the City of Huntsville (the "Huntsville IDB") and the Company.

     10.33     (23) First Supplemental Security Agreement dated as of August 1,
                    1993 by and between the Huntsville IDB and The CIT Group/Equipment Financing, Inc. ("CIT").

     10.34     (23) Second Amendment to Equipment Lease Agreement dated as of
                    October 1, 1993 between the Huntsville IDB and the Company.

     10.35     (23) Second Supplemental Security Agreement dated as of
                    October 1, 1993 by and between the Huntsville IDB and CIT.

     10.36     (2)  Lease on Nashville, Tennessee headquarters facility dated as of June 30, 1995.

     10.37     (22) First Amendment dated August 28, 1991 and Second Amendment dated February 5, 1993 to Lease on Lavergne, Tennessee facility.

     10.38     (7)  1991 Director Incentive Compensation Plan of the Company.

     10.39     (8)  First Amendment to the 1991 Director Incentive Compensation
                    Plan of the Company.

     10.40     (13) 1991 Discretionary Director Incentive Compensation Plan of
                    the Company.

     10.41     (24) Lease Agreement dated as of November 1, 1988 between the
                    Huntsville IDB and Burnett-Nickelson Investments ("Lease Agreement") as to which the Registrant succeeded to the lessee's obligations.

     10.42     (25) First, Second and Third Amendments to Lease Agreement.

     10.43     (22) Fourth Amendment to Lease Agreement.

     10.44     (25) Indenture dated as of November 1, 1988 relating to First
                    Mortgage Industrial Revenue Bonds (Burnett-Nickelson Project Series 1988) between Huntsville IDB and First Alabama Bank, as Trustee, relating to the Huntsville facility (the "Indenture").

     10.45     (25) First, Second and Third Supplemental Indentures to the
                    Indenture.

     10.46     (22) Fourth Supplemental Indenture to the Indenture.

     10.47     (25) Bond Guaranty Agreement between MagneTek, Inc., as Guarantor and First Alabama Bank dated as of February 1, 1993 relating to the Lease Agreement.

     10.48     (22) Restricted Stock Agreement pursuant to 1989 Plan entered into between Ronald W. Mathewson and the Company as of July 27, 1994.

     10.49     (26) Lease of Lavergne, Tennessee facility.

     10.50     (27) Severance and General Release Agreement dated as of
                    April 21, 1995 by and between the Company and C. Ore Davis.

     10.51     (27) Credit Agreement dated as of March 31, 1995 between the
                    Company, Lenders, NationsBank of Texas, N.A., CIBC Inc., The First National Bank of Chicago and LTCB Trust Company.

     10.52     (27) Amendment dated as of January 25, 1995 to the Executive
                    Management Agreement between the Company and The Spectrum Group, Inc.

     10.53      (2) Asset Purchase Agreement dated as of May 27, 1994, between the Company and The Louis Allis Company.

     10.54      (2) Asset Purchase Agreement dated as of June 17, 1994, among the Company, MagneTek Controls, Inc. and Controls Acquisition Corporation.

     10.55      (2) Asset Purchase Agreement dated as of October 31, 1994, among the Company, MagneTek National Electric Coil, Inc. and Rail Products International, Inc.

     10.56      (2) Asset Purchase Agreement dated as of November 8, 1994, between the Company and MAS Acquiring Corp.

     10.57      (2) Purchase and Sale Agreement dated November 18, 1994, by and among the Company, MagneTek Tempe, Inc., MagneTek Deutschland Holding GmbH and PTS, Inc.

     10.58      (2) Asset Purchase Agreement dated as of March 6, 1995, by and between the Company and GN Acquisition Partners, L.P.

     10.59      (2) Asset Purchase Agreement dated as of March 13, 1995, among the Company, MagneTek National Electric Coil, Inc. and 800 King Avenue Acquisition Corp.

     10.60      (2) Asset Purchase Agreement dated as of May 31, 1995, between
                    MagneTek National Electric Coil, Inc. and The Guardian Resin Corporation.

     10.61     (2)  Agreement of Sale dated as of June 23, 1995, between General
                    Signal Corporation and the Company.

     10.62     (2)  Asset and Stock Purchase Agreement dated as of September 14,
                    1995, among the Company, MagneTek National Electric Coil, Inc. and National Electric Coil Company, L.P.

     13        (2)  1995 Annual Report to Stockholders (pp. 15-40).

     21        (2)  Subsidiaries of the Company.

     23        (2)  Consent of Ernst & Young LLP, Independent Auditors.

     27        (2)  Financial Data Schedule.
___________________

(1) Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854.

(2)        Filed herewith.

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

(14)       Previously filed with Form 10-Q for quarter ended December 31, 1994.

(15)       Previously filed with Form 10-Q for quarter ended December 31, 1991.

(16)       Previously filed with Form 10-K for Fiscal Year ended June 30, 1986.

(17)       Previously filed with Form 10-Q for quarter ended September 30,
           1986.

(18)       Previously filed with Form 8-K dated December 30, 1986.

(19)       Previously filed with Form 10-K for Fiscal Year ended July 3, 1988.

(20) Previously filed with the Registration Statement filed on April 18, 1989.

(21)       Previously filed with the Registration Statement filed on May 3,
           1985.

(22)       Previously filed with Form 10-K for Fiscal Year ended July 3, 1994.

(23)       Previously filed with Form 10-Q for quarter ended September 30,
           1993.

(24)       Previously filed with Form 8-K dated January 5, 1990.

(25)       Previously filed with Form 10-K for fiscal year ended June 27, 1993.

(26)       Previously filed with Form 10-K for Fiscal Year ended July 2, 1989.

(27)       Previously filed with Form 10-Q for quarter ended March 31, 1995.

                (b)  Reports on Form 8-K:

                The Company filed no Reports on Form 8-K during the last quarter of the 1995 fiscal year.

                (c)  Refer to (a) 3 above.

                (d)  Refer to (a) 2 above.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 26th day of September, 1995.

                                    MagneTek, Inc.
                                    (Registrant)

                                    /S/ ANDREW G.GALEF
                                    --------------------------------------------
                                    Andrew G. Galef
                                    Chairman of the Board and
                                    Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                     DATE
          ---------                        -----                     ----
     /s/  ANDREW G. GALEF      Chairman of the Board,       September 26, 1996
------------------------------      Chief Executive Officer
     Andrew G. Galef                and Director (Principal
                                    Executive Officer)

     /s/  DAVID P. REILAND     Chief Financial Officer      September 26, 1996
------------------------------      (Principal Financial
          David P. Reiland          Officer)

     /s/  THOMAS R. KMAK       Vice President and           September 26, 1996
------------------------------      Controller (Principal
     Thomas R. Kmak                 Accounting Officer)

     /s/  DEWAIN K. CROSS      Director                     September 26, 1996
------------------------------
     Dewain K. Cross

     /s/  PAUL J. KOFMEHL      Director                     September 26, 1996
------------------------------
     Paul J. Kofmehl

     /s/  A. CARL KOTCHIAN     Director                     September 26, 1996
------------------------------
     A. Carl Kotchian

     /s/  CROCKER NEVIN        Director                     September 26, 1996
------------------------------
     Crocker Nevin

     /s/  KENNETH A. RUCK      Director                     September 26, 1996
------------------------------
     Kenneth A. Ruck

     /s/  MARGUERITE W. SALLEE Director                     September 26, 1996
------------------------------
     Marguerite W. Sallee

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the consolidated finanacial statements of MagneTek, Inc. as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 14, 1995 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




St. Louis, Missouri                                         ERNST & YOUNG LLP
August 14, 1995

                                                                                        Schedule II
                                   MAGNETEK INC.
                         VALUATION AND QUALIFYING ACCOUNTS
                      Years ended June 30, 1993, 1994 and 1995

                               (amounts in thousands)

                              Balance at     Additions      Deductions                    Balance
                              beginning      charged to        from                        at end
          June 30, 1993        of year       earnings       Allowance      Other(a)        of year
          -------------       ---------------------------------------------------------------------
          Allowance for
           doubtful
           receivables          $3,963         $3,070       $(3,294)        $247            $3,986

          June 30, 1994
          -------------
          Allowance for
           doubtful
           receivables          $3,986         $2,878       $(2,980)        $861            $4,745

          June 30, 1995
          -------------
          Allowance for
           doubtful
           receivables          $4,745         $4,099       $(4,249)       $(174)           $4,421

(a) Represents primarily opening allowances for doubtful accounts balances of acquired companies and Foreign Translation Adjustments.