Form 10-Q
period 1995-10-30
MAGNETEK INC
filed 1995-11-15
CIK 751085

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549

(Mark One)
[  X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1995

                                   OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 1-10233


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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, as of November 7, 1995: 24,700,384 shares.

PART I.  FINANCIAL INFORMATION
------------------------------

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1995 and the results of operations and cash flows for the three-month periods ended September 30, 1995 and 1994. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the company's latest annual report on Form 10-K. Results for the three months ended September 30, 1995 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                             MAGNETEK, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1995 and JUNE 30 , 1995
                         (AMOUNTS IN THOUSANDS)


   ASSETS                                SEPTEMBER 30     JUNE 30
   ------                                ------------     -------
                                          (UNAUDITED)
   Current assets:
     Cash                                    $   1,311   $     311
     Accounts receivable                       197,263     235,252
     Inventories                               237,718     225,461
     Prepaid expenses and other                 32,066      29,212
                                             ---------   ---------
      Total current assets                     468,358     490,236
                                             ---------   ---------
   Property, plant and equipment               409,983     401,851

   Less-accumulated depreciation
    and amortization                           209,995     201,751
                                             ---------   ---------
                                               199,988     200,100
                                             ---------   ---------
   Net assets of discontinued operations        24,489      98,118

   Goodwill                                     33,034      33,134

   Deferred financing costs,
    intangible and other assets                 32,372      35,580
                                             ---------   ---------
   Total Assets                              $ 758,241   $ 857,168
                                             =========   =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
   Current liabilities:
     Accounts payable                        $ 100,352   $ 118,002
     Accrued liabilities                        75,878      79,234
     Current portion of long-term debt           2,620      17,580
                                             ---------   ---------
        Total current liabilities              178,850     214,816
                                             ---------   ---------
   Long-term debt, net of current portion      369,574     430,887

   Other long-term obligations                  82,727      81,369

   Deferred income taxes                        12,563      12,818

   Commitments and contingencies

   Stockholders' equity
      Common stock                                 247         247
      Other                                    114,280     117,031
                                             ---------   ---------
      Total stockholders' equity               114,527     117,278
                                             ---------   ---------
   Total Liabilities and Stockholders'
   Equity                                    $ 758,241   $ 857,168
                                             =========   =========

                         See accompanying notes

                             MAGNETEK, INC.
                CONDENSED CONSOLIDATED INCOME STATEMENTS
                       FOR THE THREE MONTHS ENDED
                       SEPTEMBER 30, 1995 AND 1994
               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                (UNAUDITED)


                                               1995         1994
                                           ----------    ---------
     Net sales                             $  272,670    $ 274,755
     Cost of sales                            229,579      223,035
                                           ----------    ---------
     Gross profit                              43,091       51,720
     Selling, general and administrative       37,845       38,375
                                           ----------    ---------
     Income from operations                     5,246       13,345
     Interest expense                           8,558        7,716
     Other expense, net                         1,110        1,047
                                           ----------    ---------
     Income (loss) from continuing
       operations before provision for
       income taxes                            (4,422)       4,582
     Income taxes                                (884)       1,924
                                           ----------    ---------
     Income (loss) from continuing
       operations                              (3,538)       2,658
     Discontinued operations --
      Income (loss) from operations
       (net of taxes)                              --           --
      Gain on disposal                             --        3,100
                                           ----------    ---------
     Net income (loss)                       $ (3,538)   $   5,758
                                           ==========    =========

     EARNINGS PER COMMON SHARE

     Primary:
      Income (loss) from continuing
       operations                          $    (0.14)   $     .11
      Gain on disposal
       (net of taxes)                              --          .12
                                           ----------    ---------
     Net income                            $    (0.14)   $     .23
                                           ==========    =========
     Fully diluted:
      Income (loss) from continuing
       operations                          $        *          .11
      Gain on disposal
       (net of taxes)                                          .12
                                           ----------    ---------
     Net income (loss)                     $        *    $     .23
                                           ==========    =========

     (*) Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                         See accompanying notes

                             MAGNETEK, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         (AMOUNTS IN THOUSANDS)
                               (UNAUDITED)

                                                      1995          1994
                                                     -------      -------
     Cash flows from operating activities:
     Income (loss) from continuing operations        $ (3,538)   $  2,658
                                                     --------    --------
     Adjustments to reconcile income from
      continuing operations to net cash provided
      by operating activities:
       Depreciation and amortization                    9,931       9,538
       Changes in operating assets and liabilities
        of continuing operations                        5,079       8,838
                                                     --------    --------
     Total adjustments                                 15,010      18,376
                                                     --------    --------
     Net cash provided by operating activities:        11,472      21,034
                                                     --------    --------
     Cash flows from investing activities:
     Proceeds from sale of businesses and assets       75,367      43,260
     Capital expenditures                             ( 8,910)     (8,038)
     Annuity contract and other investments               808         (55)
                                                     --------    --------
     Net cash provided by investing activities         67,265      35,167
                                                     --------    --------
     Cash flows from financing activities:
     Borrowings under bank and other long-term
      obligations                                        --         9,116
     Proceeds from issuance of common stock               147          23
     Repayment of bank and other long-term
      obligations                                     (76,273)    (62,376)
     Decrease (increase) in deferred financing
      costs                                                (3)         47
                                                     --------    --------
     Net cash used in financing activities            (76,129)    (53,190)
                                                     --------    --------
     Net cash provided by continuing operations         2,608       3,011
                                                     --------    --------

                        (continued on next page)

                             MAGNETEK, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         (AMOUNTS IN THOUSANDS)
                               (UNAUDITED)

                                                      1995          1994
                                                      ----          ----
     Cash flows from discontinued operations:

     Income from discontinued operations          $       --    $    3,100
                                                  ----------    ----------
     Adjustments to reconcile income to net cash
       used in discontinued operations:
        Depreciation and amortization                    784         1,879
        (Gain) on sale of businesses                                (3,100)
        Changes in operating assets and
         liabilities of discontinued operations       (2,203)       (5,794)
        Capital expenditures                            (189)         (405)
                                                  ----------    ----------
     Net cash used in discontinued operations         (1,608)       (4,320)
                                                  ----------    ----------
     Net increase (decrease) in cash                   1,000        (1,309)
     Cash at the beginning of period                     311         7,013
                                                  ----------    ----------
     Cash at the end of period                    $    1,311    $    5,704
                                                  ==========    ==========
     Supplemental disclosures of cash flow
      information:
        Cash paid during the period for:
          Interest                                $    6,856    $    5,612
          Income Taxes                            $       50    $      685


                        (see accompanying notes)

                             MAGNETEK, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995
                (ALL DOLLAR AMOUNTS ARE IN THE THOUSANDS)
                               (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month periods ended September 30, 1995 and 1994 each contained thirteen weeks.

2.   INVENTORIES

     Inventories at September 30, 1995 and June 30, 1995 consist of the following:

                                          SEPTEMBER 30     JUNE 30
                                          ------------    ---------
     Raw materials and stock parts         $   68,306     $  66,507
     Work-in-process                           50,679        45,803
     Finished goods                           118,733       113,151
                                          ------------    ---------
                                           $  237,718     $ 225,461
                                          ============    =========
3.   DISCONTINUED OPERATIONS

     During the first three months of fiscal year 1996, the Company sold all of the assets, subject to certain liabilities of its Medium Power Transformer business and its insulation and form coil business in Brownsville, Texas in separate transactions. The net cash proceeds realized from the sales of these businesses, including post closing adjustments, approximated $75 million and were used to repay bank borrowings primarily under the term loan facility. The Company is in various stages of consummating other transactions for the remaining minor discontinued operations and expects to complete its divestiture program during the first half of fiscal 1996. Gross proceeds from transactions with the entire divestiture program, cumulatively exceed $200 million as of September 30, 1995.

     During the first quarter of fiscal 1996, activity associated with discontinued operations has been charged to reserves provided for estimated losses on disposal (including interim operating losses) which were established in the prior fiscal year.

4.   LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

     In July, 1995, the Company fully repaid all borrowings under the term loan facility with the proceeds from the sale of its Medium Power Transformer business. Based on the achievement of debt-to-cash flow targets, interest rates under the Bank Loan Agreement were reduced by one-quarter percent in September 1995. As a result of recent operating performance, the Company violated one of the covenants included in its Bank Loan Agreement. Effective November 13, 1995, the Company amended the

     Agreement to change certain definitions of the covenant and adjust the covenant prospectively to reflect expected future operating results. All other terms and conditions of the Agreement remain the same.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     Net Sales and Gross Profit.
     MagneTek's net sales in the first quarter of fiscal 1996 were $272.7 million a 1% decrease from the first quarter of fiscal 1995 at $274.8 million. Sales in the Ballasts and Transformers segment decreased 5% due primarily to lower sales of magnetic ballasts partially offset by higher sales of power supplies sales in Europe. Sales in the Motors and Controls segment increased 5% due to increasing sales of generators and adjustable speed drives. Some softer demand levels were experienced in residential fractional horsepower motors. The Company expects future revenues of magnetic ballasts to decline as customers substitute electronic products for magnetic units to capitalize on potential energy savings.

     The Company's gross profit dropped to $43.1 million in the first quarter of fiscal 1996 from $51.7 million in the first quarter of fiscal 1995. The gross margin percent fell to 15.8% of net sales versus 18.8% of net sales in fiscal 1995. Gross profit and margin declines for the first quarter of fiscal 1996 were unfavorable to prior year performance due entirely to lower sales and production levels associated with domestic magnetic ballasts. Price erosion and unfavorable manufacturing performance also existed for ballasts produced and sold in Germany. Motors and Controls performance improved slightly from strong results posted for the first quarter of fiscal 1995. Supporting those results was positive performance for generators and AC drives and systems both in revenues and gross profits. Declining volume and margin in residential horsepower motors occurred as housing starts slowed. Included in the Company's first quarter results were $1.7 million of severance related costs primarily associated with the ballast and transformer segment of the business. Exclusive of severance charges incurred in the first quarter of fiscal 1996, actual gross profits as a percent of sales were 16.4%.

     Operating expenses.
     Selling, general and administrative (SG&A) expense was $37.8 million (13.9% of net sales) in the first quarter of fiscal 1996, compared to $38.4 million (14% of net sales) in the first quarter of fiscal 1995. SG&A comparisons benefited primarily from lower variable costs associated with reduced magnetic ballasts sales and reductions in administrative personnel versus the year earlier period.

     Interest and other expense.
     Interest expense of $8.6 million in the first quarter of fiscal 1996 was up from the $7.7 million in the first quarter of fiscal 1995. Bank borrowings were down on a period to period basis, however, the level of interest allocable to discontinued operations declined due to the completion of the sales of the majority of non-core businesses. Other expense for the first quarter of fiscal 1996 was comparable to the levels in the first quarter of fiscal 1995.

     Net income.
     The Company recorded a loss from continuing operations of $3.5 million compared to income of $2.7 million in the first quarter of fiscal 1995. Total net income in the first quarter fiscal 1995 was $5.8 million, which included income of $3.1 million representing the net again on the sale of the Company's Controls business. This compares to a total net loss of $3.5 million in the first quarter of fiscal 1996. The tax benefit in the first quarter of fiscal 1996 was less than the statutory rate due to the Corporation's inability to tax effect losses incurred in Germany for the period.

LIQUIDITY AND CAPITAL RESOURCES:

     In July of 1995, the Company sold its Medium Power Transformer business for a cash purchase of $76 million subject to certain post closing adjustments. In September of 1995, the Company sold certain assets and liabilities of its form coil and insulation business in Brownsville, Texas. The proceeds from said transactions were used primarily to repay the Company's $75 million term loan outstanding under the Company's Bank Loan Agreement. These transactions complete the majority of the Corporations divestiture program with minor transactions remaining. The Company expects to complete the majority of the remaining divestitures by the end of the second quarter of fiscal 1996. The Company intends to focus on future periods on the reduction of inventory and accounts receivable balances with the objective of further reductions in debt.

PART II -   OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on October 26, 1995.

     (b) The following named persons were elected as directors, such persons constituting all of the directors of the Company:

                         Andrew G. Galef
                         Dewain K. Cross
                         Paul J. Kofmehl
                         A. Carl Kotchian
                         Crocker Nevin
                         Kenneth A. Ruck
                         Marguerite W. Sallee

     (c) The votes cast for and withheld with respect to each nominee for director is as follows:

           NOMINEE                 FOR              WITHHELD
           -------                 ---              --------
           Andrew G. Galef         19,092,859       162,407
           Dewain K. Cross         19,125,576       129,690
           Paul J. Kofmehl         19,122,010       133,256
           A. Carl Kotchian        19,117,579       137,687
           Crocker Nevin           19,120,460       134,806
           Kenneth A. Ruck         19,115,182       140,084
           Marguerite W. Sallee    19,120,676       134,950

          The votes cast for, against or withheld (including abstentions and broker non-votes) with respect to the matter of whether to approve the adoption of the Company's Non-Employee Director Stock Option Plan is as follows:

          FOR            AGAINST        ABSTAIN        BROKER NON-VOTES
          ---            -------        -------        ----------------
          13,392,477     4,517,458      1,345,331              0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None.

     (b)  REPORTS ON FORM 8-K

          None.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MAGNETEK, INC.
                                                  (Registrant)



  Date: November 16, 1995                       /s/ DAVID P. REILAND
                                       ---------------------------------------
                                                    David P. Reiland
                                                Executive Vice President
                                              and Chief Financial Officer
                                            (Duly authorized officer of the
                                                registrant and principal
                                                   financial officer)