Form 10-Q
period 1995-12-31
MAGNETEK INC
filed 1996-02-14
CIK 751085

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1995

                                      OR

[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________

Commission file number 1-10233 _________________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of February 6, 1995: 24,704,384 shares.

PART I.   FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1995 and the results of operations and cash flows for the three-month and six month periods ended December 31, 1995 and 1994. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the company's latest annual report on Form 10-K. Results for the three months and six months ended December 31, 1995 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                                 MAGNETEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 and JUNE 30, 1995
                            (amounts in thousands)


ASSETS                                                        December 31  June 30
                                                              -----------  -------
                                                              (unaudited)
Current assets:
  Cash......................................................  $    5,428   $    311
  Accounts receivable.......................................     182,864    235,252
  Inventories...............................................     230,331    225,461
  Prepaid expenses and other................................      31,967     29,212
                                                              ----------   --------
    Total current assets....................................     450,590    490,236
                                                              ----------   --------
Property, plant and equipment...............................     418,167    401,851
Less-accumulated depreciation and amortization..............     218,470    201,751
                                                              ----------   --------
                                                                 199,697    200,100
                                                              ----------   --------
Net assets of discontinued operations.......................      24,671     98,118
Goodwill....................................................      33,102     33,134
Deferred financing costs, intangible and other assets.......      34,569     35,580
                                                              ----------   --------
Total Assets................................................  $  742,629   $857,168
                                                              ----------   --------
                                                              ----------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   89,602   $118,002
  Accrued liabilities.......................................      74,087     79,234
  Current portion of long-term debt.........................       2,567     17,580
                                                              ----------   --------
    Total current liabilities...............................     166,256    214,816
                                                              ----------   --------
Long-term debt, net of current portion......................     366,054    430,887
Other long-term obligations.................................      83,576     81,369
Deferred income taxes.......................................      12,534     12,818
Commitments and contingencies
Stockholders' equity
  Common stock..............................................         247        247
  Other.....................................................     113,962    117,031
                                                              ----------   --------
  Total stockholder's equity................................     114,209    117,278
                                                              ----------   --------
Total Liabilities and Stockholders' Equity..................  $  742,629   $857,168
                                                              ----------   --------
                                                              ----------   --------

                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                  (amounts in thousands except per share data)
                                  (unaudited)

                                                                1995      1994
                                                              --------  --------
Net sales...................................................  $282,162  $290,627
Cost of sales...............................................   235,550   231,940
                                                              --------  --------
Gross profit................................................    46,612    58,687
Selling, general and administrative.........................    39,078    41,292
                                                              --------  --------
Income from operations......................................     7,534    17,395
Interest expense............................................     7,994     8,478
Other expense, net..........................................     1,281     1,191
                                                              --------  --------
Income (loss) from continuing operations before provision
 for income taxes...........................................    (1,741)    7,726
Income taxes................................................      (211)    3,246
                                                              --------  --------
Income (loss) from continuing operations....................    (1,530)    4,480
                                                              --------  --------
Net income (loss)...........................................  $ (1,530) $  4,480
                                                              --------  --------
                                                              --------  --------
EARNINGS PER COMMON SHARE
Primary:
  Income (loss) from continuing operations..................  $  (0.06) $   0.18
                                                              --------  --------
Net income (loss)...........................................  $  (0.06) $   0.18
                                                              --------  --------
                                                              --------  --------
Fully diluted:
  Income (loss) from continuing operations..................      ( * ) $   0.18
                                                              --------  --------
Net income (loss)...........................................      ( * ) $   0.18
                                                              --------  --------
                                                              --------  --------

(*) Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                  (amounts in thousands except per share data)
                                  (unaudited)

                                                                1995      1994
                                                              --------  --------
Net Sales...................................................  $554,832  $565,382
Cost of sales...............................................   465,129   454,975
                                                              --------  --------
Gross Profit................................................    89,703   110,407
Selling, general and administrative.........................    76,923    79,667
                                                              --------  --------
Income from operations......................................    12,780    30,740
Interest expense............................................    16,552    16,194
Other expense, net..........................................     2,391     2,238
                                                              --------  --------
Income (loss) from continuing operations before provisions
 for income taxes...........................................    (6,163)   12,308
Income Taxes................................................    (1,095)    5,170
                                                              --------  --------
Income (loss) from continuing operations....................    (5,068)    7,138
Discontinued operations --
  Gain on disposal (net of taxes)...........................        --     3,100
                                                              --------  --------
Net income (loss)...........................................  $ (5,068) $ 10,238
                                                              --------  --------
                                                              --------  --------
EARNINGS PER COMMON SHARE
Primary:
  Income (loss) from continuing operations..................  $  (0.20) $   0.29
  Gain on disposal (net of taxes)...........................        --      0.12
                                                              --------  --------
Net income (loss)...........................................  $  (0.20) $   0.41
                                                              --------  --------
                                                              --------  --------
Fully diluted:
  Income (loss) from continuing operations..................      ( * )     0.29
  Gain on disposal (net of taxes)...........................        --      0.12
                                                              --------  --------
Net income (loss)...........................................  $   ( * ) $   0.41
                                                              --------  --------
                                                              --------  --------

(*) Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                             See accompanying notes

                                 MAGNETEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                             (amounts in thousands)
                                  (unaudited)

                                                                1995      1994
                                                              --------  --------
Cash flows from operating activities:
Income (loss) from continuing operations....................  $ (5,068) $  7,138
                                                              --------  --------
Adjustments to reconcile income from continuing operations
 to net cash provided by operating activities:
  Depreciation and amortization.............................    19,891    18,955
  Changes in operating assets and liabilities of continuing
   operations...............................................    12,991   (21,736)
                                                              --------  --------
Total adjustments...........................................    32,882    (2,781)
                                                              --------  --------
Net cash provided by operating activities:..................    27,814     4,357
                                                              --------  --------
Cash flows from investing activities:
Proceeds from sale of businesses and assets.................    74,907    93,064
Capital expenditures........................................   (17,461)  (17,774)
Annuity contract and other investments......................       566       412
                                                              --------  --------
Net cash provided by investing activities...................    58,012    75,702
                                                              --------  --------
Cash flows from financing activities:
Borrowings under bank and other long-term obligations.......        --     7,902
Proceeds from issuance of common stock......................       360     1,001
Repayment of bank and other long-term obligations...........   (79,846)  (94,622)
Increase in deferred financing costs........................      (241)     (593)
                                                              --------  --------
Net cash used in financing activities.......................   (79,727)  (86,312)
                                                              --------  --------
Net cash provided by (used in) continuing operations........     6,099    (6,253)
                                                              --------  --------

                            (continued on next page)

                                 MAGNETEK, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                             (amounts in thousands)
                                  (unaudited)

                                                               1995     1994
                                                              -------  -------
Cash flows from discontinued operations:
Income from discontinued operations.........................  $    --  $ 3,100
Adjustments to reconcile income to net cash used in
 discontinued operations:
  Depreciation and amortization.............................    1,228    4,192
  Gain on sale of businesses................................       --   (3,100)
  Changes in operating assets and liabilities of
   discontinued operations..................................   (1,841)   6,839
  Capital expenditures......................................     (369)    (784)
                                                              -------  -------
Net cash provided by (used in) discontinued operations......     (982)  10,247
                                                              -------  -------
Net increase in cash........................................    5,117    3,994
Cash at the beginning of period.............................      311    7,013
                                                              -------  -------
Cash at the end of period...................................  $ 5,428  $11,007
                                                              -------  -------
                                                              -------  -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $16,744  $14,205
    Income Taxes............................................  $ 1,289  $11,327

                            (see accompanying notes)

                                MAGNETEK, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995
                    (All dollar amounts are in the thousands)
                                 (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month and six month periods ended December 31, 1995 and 1994 each contained thirteen weeks and twenty-six weeks respectively.

2.   INVENTORIES

     Inventories at December 31, 1995 and June 30, 1995 consist of the following:

                                                December 31    June 30
                                                -----------    --------
     Raw materials and stock parts.............  $  72,243     $ 66,507
     Work-in-process...........................     48,419       45,803
     Finished goods............................    109,669      113,151
                                                -----------    --------
                                                 $ 230,331     $225,461
                                                -----------    --------
                                                -----------    --------

3.   DISCONTINUED OPERATIONS

     During the first six months of fiscal year 1996, the Company sold all of the assets, subject to certain liabilities of its Medium Power Transformer business and its insulation and form coil business in Brownsville, Texas in separate transactions. The net cash proceeds realized from the sales of these businesses, including post closing adjustments approximated $75,000 and were used to repay bank borrowings primarily under the term loan facility. Currently, the Company is in the process of consummating other transactions for the remainder of the discontinued operations.
     Negotiations for sale of the Company's network of service shops and remaining domestic transformer businesses are in process and are expected to be completed in fiscal 1996.

     During the first six months of fiscal 1996, activity associated with discontinued operations have been charged to reserves provided for estimated losses on disposal (including interim operating losses) which were established in the prior fiscal year. Net losses incurred for the first six months were $344.

4.   LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

     During the second quarter, the Company amended its Bank Loan Agreement to modify one of its covenants and adjusted the covenant prospectively to reflect expected operating results. While the Company is currently in compliance with all covenants, based on the second quarter operating results and revised financial projections, the Company may be in violation of certain of its financial covenants in the future. The

     Company is currently in discussion with its lenders regarding an amendment to address possible future covenant violations.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED DECEMBER 31, 1995 VS. 1994

     Net Sales and Gross Profit.
     MagneTek's net sales in the second quarter of fiscal 1996 were $282.2 million, a 2.9% reduction from the second quarter of fiscal 1995 at $290.6 million. Sales in the Ballasts and Transformers segment decreased 5% due primarily to lower revenues from domestic electronic ballasts and to a lessor extent magnetic ballast product, partially offset by stronger sales of European power supplies and domestic HID (high intensity discharge) ballasts. Revenues in the Motors and Controls segment were relatively flat as compared to prior year with increased generator sales being muted by lower commercial and residential fractional motors, direct current product, and drives sales. The Company is experiencing reduced orders in both electronic and magnetic ballasts. The latter event has been anticipated as customers replace magnetic products with electronic units to capitalize on available energy savings. Lower order activity in electronic ballasts may reflect diminished utility rebates and could alter customer demand for electronic ballasts in future periods.

     Gross profit decreased to $46.6 million (16.5% of net sales) in the second quarter of fiscal 1996 from $58.7 million (20.2% of net sales) in the second quarter of fiscal 1995. The reduction in the gross margin percentage for the Company reflected primarily lower ballast sales and reduced ballast production. Magnetic ballast revenues in Germany were consistent with the year earlier period, however, competitive pricing and higher manufacturing costs reduced actual gross profits. Sales of European power supplies increased by approximately 28% while margins declined due to cost increases and a very competitive price environment. Motors and Controls gross profits experienced second quarter erosion due to lower sales and production in residential fractional horsepower products partially offset by increases in generators and integral motors.

     Operating Expenses.
     Selling, general and administrative (SG&A) expense was $39.1 million (13.8% of net sales) in the second quarter of fiscal 1996 down from $41.3 million (14.2% of net sales) in the second quarter of fiscal 1995. The decrease in SG&A expense resulted from lower discretionary spending and reduced expenses associated with lower ballasts revenues including freight and agent commissions.

     Interest and Other Expense.
     Interest expense decreased 5.7% to $8.0 million in the second quarter of fiscal 1996 from $8.5 million in the second quarter of fiscal 1995. Overall debt levels are lower than in the prior year and interest rates were reduced. Interest expense in the second quarter of fiscal 1996 reflects lower values allocated to discontinued operations as the majority of sales have already been completed. Other expense was comparable to prior year levels.

     Net Income.
     The Company recorded losses from continuing operations of $1.5 million in the second quarter fiscal 1996 compared to income of $4.5 million in the second quarter of fiscal 1995. The tax benefit in the second quarter of fiscal 1996 was less than the statutory rate due to the Corporation's inability to tax effect losses incurred in Germany for the period.

     SIX MONTHS ENDED DECEMBER 31, 1995 VS. 1994

     Net Sales and Gross Profit.
     MagneTek's net sales in the first six months of fiscal 1996 were $554.8 million, a 1.9% reduction versus the first six months of fiscal 1995 at $565.4 million. Sales in the Ballast and Transformer segment declined 5% due to reduced sales of both magnetic and electronic ballasts somewhat mitigated by increased revenues of power supplies in Europe. Sales in the Motors and Controls segment increased 2% due to significantly higher generator sales and stronger integral horsepower revenues. Lower sales of commercial and residential horsepower motors and direct current product reduced the overall increase.

     Gross profit decreased to $89.7 million (16.2% of net sales) in the first six months of fiscal 1996, from $110.4 million (19.5% of net sales) in the first six months of fiscal 1995. Degradation in gross profits was entirely attributable to performance by the domestic and German lighting units within the Ballast and Transformer segment. Lower revenues coupled with production decreases contrasted with the first six months of fiscal 1995. Motors and Controls performance while slightly less than prior year was heavily impacted by residential fractional horsepower (RFHP) motor results. A more tepid housing market created reduced volumes and production levels. Excluding the results of RFHP motors, Motors and Controls gross profit improved from prior year performance.

     Operating Expenses.
     Selling, general and administrative (SG&A) expense was $76.9 million (13.9% of net sales) in the first six months of fiscal 1996 compared to $79.7 million (14.1% of net sales) in the first six months of fiscal 1995. Reduced operating expense in both domestic and European lighting and lower expenses associated with Corporate headquarters were primarily responsible.

     Interest and Other Expense.
     Interest expense of $16.6 million in the first six months of fiscal 1996 was increased from interest expense of $16.2 million in the first six months of fiscal 1995. Debt levels for the Company were lower than in the same period in the prior fiscal year and interest rates were generally lower on the Company's variable rate debt. Offsetting these two favorable factors was a reduction in the amount of interest expense allocable to discontinued operations due to the earlier completion of the majority of sales of these units.

     Net Income.
     The Company recorded losses from continuing operations of $5.1 million through the first six months of fiscal 1996 compared to income of $7.1 million for the same period in fiscal year 1995. Total income for the first six months of fiscal 1995 was $10.2 million after the recognition of $3.1 million associated with the gain on the sale of the Controls business. The tax benefit in the first six months of fiscal 1996 was less than the statutory rate due to the Corporation's inability to tax effect losses incurred in Germany.

LIQUIDITY AND CAPITAL RESOURCES:

As of February 1, 1996, the Company had available borrowing capacity of approximately $66 million under its bank credit facility. During the second quarter, the Company amended its Bank Loan Agreement to modify one of its covenants and adjusted the covenant prospectively to reflect expected operating results. While the Company is currently in compliance with all covenants, based on the second quarter operating results and revised financial projections, the Company may be in violation of certain of its financial covenants in the future. The Company is currently in discussion with its lenders regarding an amendment to address possible future covenant violations.

PART II -   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.1  First Amendment to Credit Agreement dated as of November 13,
                1995.

     (b)  REPORTS ON FORM 8-K

          None.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MAGNETEK, INC.
                                             (Registrant)



  Date: February 13, 1996             /S/ David P. Reiland
                                     ------------------------
                                         David P. Reiland
                                     Executive Vice President
                                    and Chief Financial Officer
                                  (Duly authorized officer of the
                                     registrant and principal
                                        financial officer)