Form 10-Q
period 1996-03-31
MAGNETEK INC
filed 1996-05-15
CIK 751085

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549


(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996
                                          OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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
Yes   X   No
    ----     ----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of May 3, 1996: 24,712,094 shares.

PART I.  FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1996 and the results of operations and cash flows for the three-month and nine month periods ended March 31, 1996 and 1995. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the company's latest annual report on Form 10-K. Results for the three months and nine months ended March 31, 1996 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                                    MAGNETEK, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1996 and JUNE 30, 1995
                                (amounts in thousands)

    ASSETS                                       March 31       June 30
                                                 (unaudited)
                                                 -----------    ---------
    Current assets:
      Cash                                       $   2,003      $     311
      Accounts receivable                          199,720        235,252
      Inventories                                  215,749        225,461
      Prepaid expenses and other                    31,920         29,212
                                                 ---------      ---------
        Total current assets                       449,392        490,236
                                                 ---------      ---------

    Property, plant and equipment                  423,260        401,851

    Less-accumulated depreciation
      and amortization                             222,702        201,751
                                                 ---------      ---------
                                                   200,558        200,100
                                                 ---------      ---------
                                                 ---------      ---------

    Net assets of discontinued operations           26,116         98,118

    Goodwill                                        33,033         33,134

    Deferred financing costs,
       intangible and other assets                  35,058         35,580
                                                 ---------      ---------
    Total Assets                                 $ 744,157      $ 857,168
                                                 ---------      ---------
                                                 ---------      ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                          $  93,447      $ 118,002
       Accrued liabilities                          81,558         79,234
       Current portion of long-term debt             2,691         17,580
                                                 ---------      ---------

         Total current liabilities                 177,696        214,816
                                                 ---------      ---------


    Long-term debt, net of current portion         357,198        430,887

    Other long-term obligations                     84,049         81,369

    Deferred income taxes                           10,857         12,818

    Commitments and contingencies

    Stockholders' equity
       Common stock                                    247            247
       Other                                       114,110        117,031
                                                 ----------     ---------

       Total stockholder's equity                  114,357        117,278
                                                 ----------     ---------

    Total Liabilities and Stockholders'
    Equity
                                                 $ 744,157      $ 857,168
                                                 ---------      ---------
                                                 ---------      ---------

                                  See accompanying notes


                                    MAGNETEK, INC.
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                              FOR THE THREE MONTHS ENDED
                               MARCH 31, 1996 AND 1995
                     (amounts in thousands except per share data)
                                     (unaudited)

                                                      1996           1995
                                                      ----           ----
    Net sales                                         $301,628    $318,652
    Cost of sales                                      249,116     254,266
                                                      --------   ---------

    Gross profit                                        52,512      64,386
    Selling, general and administrative                 40,677      42,201
                                                      --------    --------
    Income from operations                              11,835      22,185
    Interest expense                                     7,545       9,224
    Other expense, net                                   1,198       1,265
                                                      --------     -------
    Income from continuing operations
       before provision for income taxes                 3,092      11,696
    Income taxes                                         1,668       4,795
                                                      --------     -------

    Income from continuing operations
       before extraordinary item                        1,424        6,901
     Extraordinary item (net of taxes)                     --       (4,820)
                                                      -------       -------

    Net income                                       $  1,424     $  2,081
                                                      -------        -----
                                                      -------        -----
    EARNINGS PER COMMON SHARE

    Primary:
      Income from continuing operations              $   0.06     $   0.28
      Extraordinary item                                   --        (0.20)
                                                      -------        -----

    Net income                                       $   0.06     $   0.08
                                                      -------        -----
                                                      -------        -----
    Fully diluted:

      Income (loss) from continuing operations             (*)    $   0.26
      Extraordinary item                                   --          (*)
                                                        ------      ------
    Net income (loss)                                      (*)         (*)
                                                        ------      ------
                                                        ------      ------

    (*) Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                                See accompanying notes

                                    MAGNETEK, INC.
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                              FOR THE NINE MONTHS ENDED
                               MARCH 31, 1996 AND 1995
                     (amounts in thousands except per share data)
                                     (unaudited)


                                                    1996           1995
                                                 --------       --------
    Net sales                                    $856,460       $884,034
    Cost of sales                                 714,245        709,241
                                                 --------       --------

    Gross profit                                  142,215        174,793
    Selling, general and administrative           117,600        121,868
                                                 --------       --------

    Income from operations                         24,615         52,925
    Interest expense                               24,097         25,418
    Other expense, net                              3,589          3,503
                                                 --------       --------

    Income (loss) from continuing operations before
      provisions for income taxes                  (3,071)        24,004
    Income taxes                                      573          9,965
                                                 ---------      --------
    Income (loss) from continuing operations before
       extraordinary item                          (3,644)        14,039
         Gain on disposal (net of taxes)               --          3,100
         Extraordinary item (net of taxes)             --         (4,820)
                                                 ---------      --------
    Net income (loss)                             $(3,644)      $ 12,319
                                                 ---------      --------
                                                 ---------      --------
    EARNINGS PER COMMON SHARE

    Primary:
       Income (loss) from continuing operations   $ (0.15)      $   0.57
       Income from discontinued operations             --           0.12
       Extraordinary item                              --          (0.20)
                                                   ------          -----
    Net income (loss)                             $ (0.15)      $   0.49
                                                 ---------      --------
                                                 ---------      --------

    Fully diluted:

       Income (loss) from continuing operations       (*)       $   0.55
       Income from discontinued operations            --            0.10
       Extraordinary item                             --              (*)
                                                 ---------      --------
    Net income                                        (*)             (*)
                                                 ---------      --------
                                                 ---------      --------


  (*) Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.


                                See accompanying notes

                                    MAGNETEK, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (amounts in thousands)
                                     (unaudited)

                                                      1996           1995
                                                      ----           ----
    Cash flows from operating activities:

    Income (loss) from continuing operations     $  (3,644)      $ 14,039
                                                  ---------       -------
    Adjustments to reconcile income from
       continuing operations to net cash
       provided by (used in) operating activities:
         Depreciation and amortization              29,645         28,652
         Changes in operating assets and
          liabilities of continuing operations      19,377        (48,477)
                                                  ---------       -------
         Total adjustments                          49,022        (19,825)
                                                  ---------       -------
    Net cash provided by (used in) operating
       activities:                                  45,378         (5,786)
                                                  ---------       -------
    Cash flows from investing activities:

    Proceeds from sale of businesses and assets     75,883         94,305
    Capital expenditures                           (28,265)       (30,382)
    Annuity contract and other investments             (17)         2,630
                                                  ---------       -------
    Net cash provided by investing activities       47,601         66,553
                                                  ---------       -------
    Cash flows from financing activities:

    Borrowings under bank and other long-term
       obligations                                      --         77,272
    Proceeds from issuance of common stock             352          1,541
    Repayment of bank and other long-term
       obligations                                 (88,578)      (149,527)
    Increase in deferred financing costs              (276)        (5,275)
                                                  ---------      ---------
    Net cash used in financing activities          (88,502)       (75,989)
                                                  ---------      ---------
    Net cash provided (used in) by
       continuing operations                         4,477        (15,222)
                                                 ---------       ---------

                               (continued on next page)

                                    MAGNETEK, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (amounts in thousands)
                                     (unaudited)

                                                      1996           1995
                                                      ----           ----
    Cash flows from discontinued operations:

    Income from discontinued operations               $   --     $  3,100

    Adjustments to reconcile income to net cash
      used in discontinued operations:
    Depreciation and amortization                      1,304        5,891
    Gain on sale of businesses                            --       (3,100)
    Changes in operating assets and
      liabilities of discontinued operations          (3,498)       4,660
    Capital expenditures                                (591)      (1,006)
                                                    ---------     -------

    Net cash provided by (used in)
       discontinued operations                        (2,785)       9,545
                                                    ---------     -------
    Net increase (decrease) in cash                    1,692       (5,677)
    Cash at the beginning of period                      311        7,013
                                                    ---------     -------

    Cash at the end of period                       $  2,003     $  1,336
                                                    ---------     -------
                                                    ---------     -------
    Supplemental disclosures of cash flow
       information:

    Cash paid during the period for:
        Interest                                    $ 22,434     $ 31,203
        Income Taxes                                $  4,051     $ 12,646


                               (see accompanying notes)

                                    MAGNETEK, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                      (All dollar amounts are in the thousands)
                                     (unaudited)

1.     Summary of significant accounting policies

   FISCAL PERIOD - The Company uses a fifty-two, fifty three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month and nine month periods ended March 31, 1996 and 1995 each contained thirteen weeks and thirty-nine weeks respectively.

2.  INVENTORIES

   Inventories at March 31, 1996 and June 30, 1995 consist of the following:

                                       March 31        June 30
                                       --------        -------
    Raw materials and stock parts      $  67,866      $  66,507
    Work-in-process                       44,996         45,803
    Finished goods                       102,887        113,151
                                        --------      ---------
                                       $ 215,749      $ 225,461
                                        --------      ---------
                                        --------      ---------

3.  DISCONTINUED OPERATIONS

    During the first nine months of fiscal year 1996, the Company sold all of the assets, subject to certain liabilities of its Medium Power Transformer business and its insulation and form coil business in Brownsville, Texas in separate transactions. The net cash proceeds realized from the sale of these businesses, including post closing adjustments approximated $75,000 and were used to repay bank borrowings primarily under the term loan facility. The Company is currently in the process of completing transactions for the remainder of the discontinued operations including the sale of the Company's network of service shops and remaining domestic transformer business. This sale is expected to be completed in fiscal 1996.

    During the first nine months of fiscal 1996, activity associated with discontinued operations has been charged to reserves provided for estimated losses on disposal (including interim operating losses) which were established in the prior fiscal year. Net losses incurred for the first nine months of fiscal 1996 were $489.

4.  LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

    Due to lower than anticipated operating results, the Company was in violation of certain convenants of its Bank Loan Agreement at March 31, 1996. The Company has received a waiver of the violations from its lenders and has amended its Bank Loan Agreement to change the definition of one of its convenants and revise other covenants prospectively to reflect expected operating results. As a result of the amendment, the lending commitment under the Bank Loan Agreement was reduced to $200 million from $225 million and another tier of pricing was added resulting in an increase of twenty-five basis points in the Company's borrowing rate from the previously defined rate. This rate may be reduced in the future based upon the achievement of specified cash flow levels. Based on the new bank commitment level, the Company had available borrowing capacity of approximately $64 million under its bank credit facility as of May 1, 1996.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

    Three Months ended March 31, 1996 vs. 1995

    Net Sales and Gross Profit.
    Net sales for MagneTek in the third fiscal quarter of 1996 were $301.6 million, a 5.3% reduction from the third quarter of fiscal 1995 results of $318.7 million. Revenues within the Ballasts and Transformers segment declined 8.0% from the year earlier period. Sales levels for domestic electronic ballasts declined significantly. Revenue levels for magnetic ballasts both domestically and in Europe were modestly reduced. European power supplies sales continue to out pace prior year results due to increased market penetration. Net sales for the Motors and Controls segment decreased 1.9% over prior year. Lower sales in residential fractional horsepower and direct current product was partially offset by higher revenues of commercial fractional product. Integral motors and generator sales were consistent with prior year levels. Drives sales while slightly exceeding last years third quarter, were somewhat impeded by the inability to obtain product from its offshore vendor.

    The Company continues to experience stagnant order levels for electronic ballasts which appears to be adversely affected by reduced utility rebates and broad competitive pressures. European Power supplies and domestic drives have booking rates which are stronger or comparable to prior year. Motors orders were less than year ago results, however, the third quarter of fiscal 1995 orders were exceptionally strong.

    Gross profit decreased to $52.5 million (17.4% of net sales) in the third quarter of fiscal 1996 from $64.4 million (20.2% of net sales) in the third quarter of fiscal 1995. The reduced gross profit level performance was specific to domestic lighting. Electronic ballast sales levels were markedly lower and coupled with downward revisions to production levels compressed margin performance. Magnetic ballasts activity included lower sales domestically and conscious programs to reduce finished goods inventory levels. The latter program, while beneficial to working capital levels, similarly deteriorated fixed cost coverage at the manufacturing level through reduced production. Gross profit levels within the Transformer element of the business exceeded prior year results. Motor and Generator gross profits were slightly less than the prior year third quarter. Generator margins were adversely impacted by a January adjustment to generator (Caterpillar) demand. Gross margins of all other businessess in the Motors and Controls segment were comparable to the year earlier quarter.


    Operating Expenses.
    Selling, general and administration (SG&A) expense was $40.7 million (13.5% of net sales) in the third quarter of fiscal 1996 down from $42.2 million (13.2% of net sales) in the third quarter of fiscal 1995. The reduction in SG&A expense was due partially to reduced sales volumes and attendant variable costs as well as lower corporate office expense.

    Interest and Other Expense.
    Interest expense of $7.5 million in the third quarter of fiscal 1996 was 18.2% lower than the $9.2 million incurred in the third quarter of fiscal 1995. Debt levels of the Company have been reduced as the majority of the sales of discontinued businesses have been completed and lower levels of working capital effected. Other expense was approximately the same level as in the prior year period.

    Net Income.
    The Company recorded a profit from continuing operations of $1.4 million in the third quarter of fiscal 1996 compared to a profit from continuing operations of $6.9 million in the third quarter of fiscal 1995. In the third quarter of fiscal 1995 the Company additionally incurred an extraordinary loss of $4.8 million related to expenses associated with early debt retirement. Total net income for the third quarter of fiscal 1995 was $2.1 million. The tax expense in the third quarter of fiscal 1996 was greater than the statutory rate due to the inability to recognize a tax benefit in the period for losses incurred in Germany.

    During the fourth quarter of fiscal 1996, the Company is reviewing certain assets in compliance with Financial Accounting Standard 121 (Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of) and expects that fourth quarter and full year results will be negatively affected by this review.

    NINE MONTHS ENDED MARCH 31, 1996 VS. 1995

    Net Sales and Gross Profit.
    MagneTek's net sales in the first nine months of fiscal 1996 were $856.5 million, a 3.1% reduction versus the first nine months of fiscal 1995 at $884.0 million. Sales in the Ballast and Transformer segment declined 6.2%. Revenue levels for both electronic and magnetic ballasts eroded from the year earlier nine month period, while power supplies sales rose both in Europe and the United States. Motors and Controls sales increased 1.0% from prior year. Increased sales for generators and drives were partially offset by weaker revenue performance in both direct current and residential fractional horsepower motors. Within the Motors and Controls segment, industrial and commercial product demand has been positive with lower activity in consumer driven markets.

    Gross profit decreased to $142.2 million (16.6% of net sales) in the first nine months of fiscal 1996 from $174.8 million (19.8% of net sales) in the first nine months of fiscal 1995. The diminished level of gross profits was highly concentrated in the performance of both domestic and German ballast operations due to lower sales volume and diminished
    production     requirements.  Aggregate performance of Transformers product within the segment exceeded the prior year nine month results primarily based on European volume increases. Motors and Controls gross profits decreased slightly due to residential fractional horsepower and direct current motor results. Generators, drives and the balance of the segment had comparable performance to the prior year period.

    Operating Expenses.
    Selling, general and administrative (SG&A) expense was $117.6 million (13.7% of net sales) in the first nine months of fiscal 1996 compared to $121.9 million (13.8% of net sales) in the first nine months of fiscal 1995. The reduction of cost occurred to a large extent at Corporate headquarters due to reduced headcount levels and lower overall expenses.

    Interest and Other Expense.
    Interest expense of $24.1 million in the first nine months of fiscal 1996 compares favorably to the $25.4 million of interest expense in the first nine months of fiscal 1995. The improved results were a direct result of performance in the third quarter of fiscal 1996. Lower debt levels which derived from completion of the majority of sales of discontinued operations and lower net working capital requirements generated the improved results. Positive performance occurred in the acceleration of overall receivables collections and improved inventory turnover in certain motor and ballast areas.

    Net Income.
    The Company recorded losses from continuing operations of $3.6 million in the first nine months of fiscal 1996 compared to income of $14.0 million for the same period in fiscal year 1995. In the first nine months of fiscal 1995 the Company also recorded a gain of $3.1 million associated with the sale of its controls business and $4.8 million of extraordinary expense (deferred financing costs and call premiums on senior debt) associated with early debt retirement. Total net income for the first nine months of fiscal 1995 was $12.3 million. The tax expense in the first nine months of fiscal 1996 was greater than the statutory rate due to the inability to recognize a tax benefit in the period for losses incurred in Germany.

LIQUIDITY AND CAPITAL RESOURCES:

Due to lower than anticipated operating results, the Company was in violation of certain convenants of its Bank Loan Agreement at March 31, 1996. The Company has received a waiver of the violations from its lenders and has amended its Bank Loan Agreement to change the definition of one of its convenants and revise other covenants prospectively to reflect expected operating results. As a result of the amendment, the lending commitment under the Bank Loan Agreement was reduced to $200 million from $225 million and another tier of pricing was added resulting in an increase of twenty-five basis points in the Company's borrowing rate from the previously defined rate. This rate may be reduced in the future based upon the achievement of specified cash flow levels. Based on the new bank commitment level, the Company had available borrowing capacity of approximately $64 million under its bank credit facility as of May 1, 1996.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         3.1 Restated Certificate of Incorporation of MagneTek, Inc., (previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854).

         3.2  By-laws of MagneTek, Inc., as amended and restated
              (previously filed with Form 10-K for Fiscal Year ended June 30, 1995).

    (b)  REPORTS ON FORM 8-K

         None.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAGNETEK, INC.
                                       (Registrant)



Date: May 13, 1996                     /s/ David P. Reiland
                                  -----------------------------------------
                                       David P. Reiland
                                   Executive Vice President
                                  and Chief Financial Officer
                                (Duly authorized officer of the
                                    registrant and principal
                                       financial officer)