Form 10-K
period 1996-06-30
MAGNETEK INC
filed 1996-09-30
CIK 751085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(MARK ONE)

/x/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10233

                               ------------------


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
           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                          ON WHICH REGISTERED
           -------------------                          -------------------
      Common Stock, $.01 par value                    New York Stock Exchange
8% Convertible Subordinated Notes Due 2001            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 13, 1996) was $263,290,054.

     The number of shares outstanding of the Registrant's Common Stock, as of September 13, 1996, was 25,515,147 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the MagneTek, Inc. 1996 Annual Report to Shareholders for the year ended June 30, 1996 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the MagneTek, Inc. 1996 Annual Report to Shareholders is not deemed filed as part of this Report.

     Portions of the MagneTek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996 are incorporated by reference into Part III hereof.

                                 MAGNETEK, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996(1)
                                                                            Page
                                                                            ----

ITEM 1. BUSINESS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

ITEM 2. PROPERTIES.. . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .    8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .    9

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . .   10

ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .   11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . .   11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . .   11


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . .   12

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .   15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. .   15

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .   15

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .   16

- -----------------
(1) The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. Accordingly, the Company's 1996 fiscal year ended on June 30, 1996 and contained 52 weeks. The year ended July 2, 1995 contained 52 weeks and the year ended July 3, 1994 contained 53 weeks.

                                     PART I


ITEM 1.   BUSINESS.

GENERAL

          The electrical equipment industry is characterized by diverse markets, global competition and relatively high barriers to entry, including substantial capital requirements and market channel needs. From its inception in 1984, MagneTek has pursued a growth strategy designed to achieve the size necessary to compete in domestic and foreign electrical equipment markets. During the late 1980s and early 1990s, the Company grew rapidly, primarily through acquisitions of electrical equipment businesses supplemented by internal growth. This growth enabled MagneTek to capture significant shares of a number of electrical product and service markets, while reducing manufacturing costs through economies of scale and vertical integration. However, the debt incurred to finance most of the Company's acquisitions left it with relatively high financial leverage.

          During the fiscal year ended June 30, 1994, MagneTek's Board of Directors approved a restructuring plan to reduce debt by divesting product lines peripheral to the Company's primary electrical equipment manufacturing businesses. The restructuring program entailed the discontinuation and sale of operations related primarily to utility, military and heavy industrial markets (see Note 2 to Consolidated Financial Statements). As of June 30, 1996, the Company had completed the sale of all discontinued operations, and the proceeds have been applied to reduce debt as contemplated by the restructuring plan.

          In June, 1996, under a newly elected President and Chief Executive Officer, MagneTek initiated a company-wide operational review, resulting in Board approval of a program to reposition its continuing operations for renewed growth and profitability (see Note 2 to Consolidated Financial Statements). Accordingly, the Company now operates in three business segments: MOTORS AND CONTROLS, which includes fractional- and integral-horsepower electric motors, medium-voltage generators and electronic variable-speed drives; LIGHTING PRODUCTS, including magnetic and electronic ballasts; and POWER SUPPLIES, including electronic power supplies and small transformers.

MOTORS AND CONTROLS SEGMENT

          GENERAL. The Motors and Controls segment, which accounted for 46% of the Company's net sales in fiscal 1996, is comprised of two closely related product groups: Motors and Generators, including fractional- and integral-horsepower motors and medium-voltage generators; and Drives and Systems, including electronic variable-speed drives and drive systems. While overseas operations accounted for less than 3% of the segment's total net sales in fiscal 1996, MagneTek is expanding its existing motor and generator operations in the United Kingdom and Hungary and has acquired 55% ownership of a joint venture in China to build generators for Asian markets. Caterpillar Inc. accounted for 16% of the segment's total net sales in fiscal 1996.

          MOTORS AND GENERATORS. During fiscal 1996, sales of motor and generator products accounted for 83% of Motors and Controls segment revenues. MagneTek electric motors, most of which use alternating-current (AC) power, range from 1/8 to 500 horsepower. Based on frame sizes established by the National Electric Manufacturers Association (NEMA), motors from 1/8 to 5 horsepower are designated fractional-horsepower (FHP) motors. MagneTek FHP motors are used primarily in residential applications such as home furnaces, air conditioners, ventilators and dehumidifiers, as well as pool and spa pumps. They also are used in commercial applications such as office building heating, ventilating and air conditioning
(HVAC), food service and agribusiness. MagneTek integral-horsepower (IHP) motors ranging up to 500 horsepower are used primarily in commercial HVAC and laundry equipment, as well as in industrial applications such as food processing, papermaking and petrochemical plants.

          MagneTek also makes direct-current (DC) motors ranging in size from 1/6 to 3 horsepower used in variable-speed applications, including material handling and packaging equipment, exercise machines and machine tools.

          About 65% of MagneTek's motors are sold to original equipment manufacturers (OEMs), primarily through the Company's direct sales force. The rest are marketed through a network of some 2,700 independent distributors, primarily for maintenance and replacement purposes.

          Generators manufactured by the Company range in size from 50 kilowatts ("KW") to 2,250 KW. Over 90% of generator sales are to Caterpillar, Inc., which builds and sells engine-generator sets for primary and standby power applications.

          DRIVES AND SYSTEMS. Sales of drives and drive systems accounted for 17% of the segment's total net sales in fiscal 1996. The Company's electronic variable-speed drives and drive systems adjust and control the speed and torque of electric motors. They are used in HVAC applications, film, foil and paper converting, wire drawing, extrusion and other processing lines, elevators, mining machinery, machine tools and material handling equipment. MagneTek drives and drive systems are sold to OEMs and end-users through a specialized, engineering-oriented sales force and through distributors for industrial plant operation and replacement purposes.

          BACKLOG*. Backlog in the Company's Motors and Controls segment as of June 30, 1996 was $85.3 million compared to $97.5 million at the end of fiscal 1995. Rather than a result of reduced demand, the backlog decline was primarily a function of shorter lead-times for commercial FHP motors. Increases in capacity and manufacturing flexibility, gained through MagneTek plant expansions and production line changes, enabled customers to place orders nearer to desired delivery dates.

          COMPETITION. MagneTek's primary competitors in the electric motor business are Emerson Electric, GE, Baldor, Reliance, A.O. Smith, Leeson, Marathon, FASCO and Pacific Scientific. Its primary generator competitors are Emerson, Onan, Kohler and Generac. Principal competitors in drives and drive systems include Emerson Electric, Allen Bradley, Asea Brown Bovari, Toshiba and Eaton Corporation. Some of these companies have substantially greater resources than MagneTek, which competes principally on the basis of customer service, engineering capability, product quality and price.

LIGHTING PRODUCTS SEGMENT

          GENERAL. The Lighting Products segment accounted for 39% of MagneTek's net revenues in fiscal 1996. This segment manufactures lighting ballasts, which supply power to start and operate gas-filled electric lamps, in the United States, Mexico and Europe. Ballasts manufactured by the Company include fluorescent and high-intensity-discharge ("HID") types, both magnetic and electronic. European operations accounted for 19% of the segment's total net sales in fiscal 1996; and Lithonia Lighting, a domestic lighting fixture OEM, accounted for 11%. In connection with the operational repositioning program referenced above, certain specialty lighting product lines previously manufactured in Germany will be manufactured at existing MagneTek sites in Hungary and possibly Mexico to reduce costs.

          MAGNETIC AND HID BALLASTS. Sales of magnetic ballasts (including HID) accounted for 59% (46% in the U.S. and 13% in Europe) of the segment's net sales in fiscal 1996. Magnetic fluorescent ballasts are used primarily in standard fluorescent lighting fixtures in office, commercial and residential applications, as well as in various types of specialty lighting applications, including both indoor and outdoor displays and signs. HID ballasts are used in lighting fixtures in industrial and municipal applications, such as street lighting, outdoor security and parking lot lighting, indoor factory and warehouse illumination and sports venue lighting. In the U.S., approximately 60% of the Company's magnetic fluorescent and HID ballasts are sold directly to lighting fixture OEMs. The rest are sold through independent manufacturers' representatives to more than 2,900 independent distributors nationwide. In Europe, sales are made through a combination of the Company's direct sales force and sales agents, primarily to OEMs.

          ELECTRONIC BALLASTS. While they cost more initially, electronic fluorescent ballasts can provide savings compared to magnetic ballasts through reduced energy consumption. Sales of electronic ballasts, primarily in the U.S., accounted for 37% of the segment's total net sales in fiscal 1996. The Company anticipates a continuing shift in demand toward electronic ballasts from magnetic products as more end-users focus on long-term operating efficiency and as the cost of electronic ballasts declines. MagneTek's repositioning program is intended to accommodate this shift. Electronic ballasts are sold through essentially the same channels as magnetic ballasts.

          BACKLOG*. Lighting Products segment backlog as of June 30, l996, was $31.5 million compared to $70.3 million at the end of fiscal 1995. The backlog decline resulted primarily from reduced demand for electronic ballasts in the U.S. On June 30, 1996, domestic electronic ballast backlog was $9.9 million, versus $42.9 million on June 30, 1995.

          Historically, the ballast business has not been characterized by large backlogs, since sales of ballasts for new construction and replacement purposes have been fairly predictable. In recent years, however, lighting retrofit projects driven by energy-efficiency regulations and utility rebates have led to speculative ordering and backlog building throughout the industry. During fiscal 1996, MagneTek reduced its ballast inventories and backlogs substantially, reflecting a conservative view of future demand growth. However, the Company believes that end-user demand for energy-efficient electronic ballasts will stabilize and continue to grow as rebates give way to longer-term energy savings incentives and voluntary energy conservation programs.

          COMPETITION. MagneTek's primary competitors in the lighting ballast business in the U.S. are Advance Transformer (a division of North American Philips), Motorola and Valmont Industries, and in Europe, Schwabe, Helvar and Zumtobel. Some of these companies have substantially greater resources than MagneTek, which competes principally on the basis of customer service, engineering capability, product quality and price.

POWER SUPPLIES SEGMENT

          GENERAL. The Power Supplies segment accounted for 15% of the Company's net revenues in fiscal 1996. This segment manufactures electronic power supplies and various small component and specialty transformers. A power distribution transformer product line, which accounted for 6% of segment sales in fiscal 1996, was divested in August of 1996. European operations accounted for 62% of the Power Supplies segment net revenues in fiscal 1996. Two customers, IBM (27% of the segment's net sales in fiscal year 1996), and Siemens (17% of the segment's net sales in fiscal year 1996) are important to the revenue base for the segment. Electronic power supplies manufactured by MagneTek are used primarily in business machines, data processing and telecommunications equipment. The Company also manufactures power converters for recreational vehicles and boats, as well as component and specialty transformers incorporated into in a wide range of electronic equipment.

          BACKLOG*. Power Supplies segment backlog as of June 30, 1996 was $62.2 million compared to $56.2 million as of the end of fiscal 1995. The increase in backlog was a function of increases in both U.S. and foreign orders for electronic power supplies, related in part to penetration of new industrial power supply markets.

          COMPETITION. The Company's principal competitors in the electronic power supplies business are Astec and Zytec. Its major power converter competitor is Todd Engineering, and its primary competitors in the small transformer business are Basler, SNC and Signal. Some of these companies have substantially greater resources than MagneTek, which competes principally on the basis of customer service, engineering capability, product quality and price.

          * Backlog represents purchase orders received by the Company, which may be subject to cancellation.

INTERNATIONAL OPERATIONS

          MagneTek conducts the majority of its international activities through its operations in Western Europe. The Company's European operations include ballast and power supply production in Italy, ballast production in Germany and motor manufacturing in the United Kingdom and Hungary. International sales, including exports from U.S. operations, accounted for 23% of net revenues in fiscal 1996.

          During fiscal 1996, MagneTek acted to increase its participation in European and Asian markets through the expansion of its operations in Hungary and the formation of a joint venture in the People's Republic of China. In January 1996, the Company announced the formation of a majority-owned joint venture with Fujian Fufa Company Limited in Fuzhou, People's Republic of China, to build and market electric generators in the Far East. It also is initiating manufacture of generators, electronic power supply components and certain lighting products at existing facilities in Budapest, Hungary, and intends to further expand its motor operations based in Eastern Europe.

SUPPLIERS AND RAW MATERIALS

          The Company manufactures many of the materials and components used in its products, including ballast and motor laminations and capacitors. It also draws magnet wire primarily for products produced by its Lighting Products segment.

          Virtually all materials and components purchased by MagneTek are available from multiple suppliers. During fiscal 1996, raw materials represented approximately 56% of the Company's cost of sales. Production requirements depend heavily on steel, copper and aluminum, as well as certain electronic components. Generally, the Company purchases materials in the following manner. Steel prices are negotiated with vendors on an annual basis. Copper is purchased in rod form and drawn into magnet wire for lighting products, while finished magnet wire is purchased directly from outside vendors for motors and generators; the Company seeks to mitigate its exposure to fluctuations in copper prices through short-term hedging programs as well as through forward-contracting arrangements with magnet wire suppliers. Aluminum purchases are based upon the spot prices at delivery. Electronic components are purchased under contract based on quality, price and delivery.

RESEARCH AND DEVELOPMENT

          Product development activities conducted by MagneTek operating units are directed toward enhancing existing products and developing new products for given applications. Advanced technologies are developed at three development centers in the U.S. and one in Europe. In addition, MagneTek sponsors product-focused research projects at a number of leading Universities. Total research and development expenditures were approximately $21.5 million, $23.6 million and $17.5 million, respectively, in fiscal years 1996, 1995 and 1994.

TRADEMARKS AND PATENTS

          MagneTek holds numerous patents which, although of value, are not considered by management to be essential to the Company's business. The Company obtains appropriate protection for its inventions as a matter of course, and believes that it holds all the patent, trademark and other intellectual property rights necessary to conduct its business.

          From time to time, MagneTek has been notified of claims that it may be infringing patents owned by others. If it appears necessary or desirable, the Company may seek licenses under patents which it is allegedly infringing. Although patent holders commonly offer such licenses, no assurance can be given that licenses will be offered or that the terms of licenses will be acceptable to the Company. The failure to obtain a key patent license from a third party could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the patented invention.

EMPLOYEES

          At the end of fiscal 1996, the Company had approximately 1,700 salaried employees and approximately 11,300 hourly employees, of whom approximately 4,700 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

ENVIRONMENTAL MATTERS

          GENERAL. The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response to such a discovery, the Company conducts remediation activities to bring the facility into compliance with applicable laws and regulations. Except as described below, the Company's remediation activities for fiscal 1996 did not entail material expenditures, and its remediation activities for fiscal 1997 are not expected to entail material expenditures. Future discoveries of contaminated areas could entail material expenditures, depending upon the extent and nature of the contamination.

          CENTURY ELECTRIC (MCMINNVILLE, TENNESSEE). Prior to its purchase by the Company in 1986, Century Electric, Inc. ("Century Electric") acquired a business from Gould Inc. ("Gould") in May 1983 which included a leasehold interest in a fractional-horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of hazardous waste, including but not limited to cleaning up any PCBs at the McMinnville facility (the "1983 Indemnity"). Investigation has revealed the presence of PCBs and other substances, including solvents, in portions of the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples. Century Electric has kept the Tennessee Department of Environment and Conservation, Division of Superfund, apprised of test results from the investigation. The McMinnville plant has been listed as a Tennessee Superfund Site, a report on that site has been presented to the Tennessee legislature, and community officials and plant employees have been notified of the presence of contaminants as above described. In 1995, Gould completed an interim remedial measure of excavating and disposing onsite soil containing PCBs. Gould also conducted preliminary investigation and cleanup of certain offsite contamination. The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined. The Company believes that the costs for further onsite and offsite cleanup (including ancillary costs) are covered by the 1983 Indemnity. While the Company believes that Gould will continue to perform under its indemnity obligations, Gould's failure to perform such obligations could have a material adverse effect on the Company.

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

          CROWN INDUSTRIES SITE (PIKE COUNTY, PENNSYLVANIA). In March 1992, the Company was informed by the Pennsylvania Department of Environmental Resources ("DER") that its Universal Manufacturing division is one of a number of potentially responsible parties with respect to a planned environmental investigation and cleanup at the Crown Industries site in Pike County, Pennsylvania. The DER provided a non-binding preliminary allocation of liability in connection with the site that assigned the Company a 30 percent share. The aggregate expense of cleaning up the site is not currently known, but some preliminary indications suggested a range of $5 million to $15 million. To date, the DER has sought reimbursement of approximately $500,000 in the aggregate from the Company and the other potentially responsible parties. In connection with the February 1986 acquisition of Universal Manufacturing, the Company and the seller, Farley Northwest Industries, Inc. (the predecessor to Fruit of the Loom, Inc., hereinafter collectively with such successor referred to as "FOL") executed an environmental agreement. The Company has informed FOL that it believes at least 90 percent of any liability it may incur relating to this site is covered by the indemnification provisions of its environmental agreement with FOL, and allocation negotiations between the Company and

FOL are continuing. FOL has acknowledged its indemnity obligation and is currently defending its own and the Company's interest in this site. FOL's failure to perform its obligations with respect to the Crown Industries site under the environmental agreement could have a material adverse effect on the Company.

          INDEMNIFICATION OBLIGATIONS FROM RESTRUCTURING. In selling certain business operations, the Company from time to time has agreed, subject to various conditions and limitations, to indemnify buyers with respect to environmental liabilities associated with the acquired operations. The Company's indemnification obligations pursuant to such agreements did not entail material expenditures for fiscal 1996, and its indemnification obligations for fiscal 1997 are not expected to entail material expenditures. Future expenditures pursuant to such agreements could be material, depending upon the nature of asserted claims subject to indemnification.


ITEM 2.   PROPERTIES.

          The Company's headquarters and each of its principal facilities for the continuing operations of the Company are listed below, each of which is owned by the Company unless indicated as being leased.

                                             Approximate
      Location               Lease Term     Size (Sq. Ft.)                   Principal Use
      --------               ----------     --------------                   -------------
Altavista, Virginia              --             108,000                Motor manufacturing

Blytheville, Arkansas     1998 plus options     114,000              Ballast manufacturing
                               to 2008

Bridgeport,                     1999            100,000            Capacitor manufacturing
  Connecticut

Budapest, Hungary               2002            154,000                Motor manufacturing

Fuzhou, People's                2016            100,000            Generator manufacturing
  Republic of China

Gainsborough                     --              44,000                Motor manufacturing
  Lincolnshire,
  England

Gallman, Mississippi      1999 plus options     130,000                          Wire mill
                               to 2073

Goodland, Indiana                --              75,000              Component transformer
                                                                             manufacturing

Huntington, Indiana              --             211,000        Converter, power supply and
                                                                         specialty ballast
                                                                             manufacturing

Huntington, Indiana              --              54,000                  Technology center

                                             Approximate
      Location               Lease Term     Size (Sq. Ft.)                   Principal Use
      --------               ----------     --------------                   -------------
Huntsville, Alabama              --              75,000                 Electronic ballast
                                                                             manufacturing

Juarez, Mexico                 Various          220,000                Motor manufacturing

LaVergne, Tennessee             1999            188,000                Distribution center

Lexington, Tennessee             --             449,000                Motor and generator
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

St. Louis, Missouri       2000 plus option       51,000          Administration, marketing
                               to 2005                            and accounting personnel

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to the stockholders of the Company during the quarter ended June 30, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.

          The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 1995 and 1996:

          Quarter Ending                 High            Low
          ---------------------------------------------------
          September 30, 1995            13-3/4            12
          December 31, 1995             12-3/8          7-7/8
          March 31, 1996                 8-3/8          6-7/8
          June 30, 1996                 10-3/4          7-3/4

          September 30, 1994            14-7/8         12-5/8
          December 31, 1994             15-1/8         12-3/8
          March 31, 1995                14-7/8         12-5/8
          June 30, 1995                 16-1/2         12-3/8

          The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of September 13, 1996, there were approximately 330 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's loan agreements. Under the Company's 1995 bank loan agreement, the Company may not declare or pay any dividend or make any distribution with respect to its capital stock (i) unless no event of default exists or would result from such declaration and payment, and (ii) the ratio of the Company and certain subsidiaries' Funded Debt to Capitalization (as such terms are defined in the bank loan agreement) is not more than 0.55 to 1.00. Under the Indenture relating to the Company's 10-3/4% Senior Subordinated Debentures due 1998, the Company may not declare or pay any dividend or make any distribution with respect to its Common Stock (other than through the issuance of Qualified Capital Stock (as defined in the 10-3/4% Indenture and which includes Common Stock)), unless after giving effect to such dividend or distribution, (i) the Company is in compliance with the covenants contained in the 10-3/4% Indenture and (ii) the aggregate amount of all Restricted Payments (as defined in the 10-3/4% Indenture) declared or made after September 30, 1991 would not exceed
(a) 50% of the aggregate Consolidated Net Income (as defined in the 10-3/4% Indenture) of the Company subsequent to September 30, 1991 minus 100% of the amount of any write-downs, write-offs, other negative revaluations and other negative extraordinary charges not otherwise reflected in such Consolidated Net Income, plus (b) the aggregate Net Proceeds (as defined in the 10-3/4% Indenture) to the Company from the sale of Qualified Capital Stock subsequent to September 30, 1991 (excluding any such Net Proceeds from the sale of Qualified Capital Stock by a Company subsidiary and excluding Qualified Capital Stock paid as a dividend on, or issued upon or in exchange for other Capital Stock (as defined in the 10-3/4% Indenture) or as a payment of interest on indebtedness of the Company), plus (c) $25 million.

ITEM 6.   SELECTED FINANCIAL DATA.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information called for by Part II, Items 5, 6, 7 and 8, except for information regarding the Company's dividend policy and related matters, which is provided in response to Item 5, above, is hereby incorporated by reference to the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors of the Company's 1996 Annual Report to Stockholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the current executive officers of the Company.

     Name                     Age                    Position
     ----                     ---                    --------
     Andrew G. Galef           63    Chairman of the Board of Directors

     Ronald N. Hoge            51    President, Chief Executive Officer and
                                      Director

     Antonio Canova            54    Executive Vice President

     Brian R. Dundon           50    Executive Vice President

     John E. Steiner           52    Executive Vice President

     Daryl D. David            42    Senior Vice President, Human Resources and
                                      Administration

     Alexander Levran, Ph.D.   46    Senior Vice President, Technology

     David P. Reiland          42    Senior Vice President and
                                      Chief Financial Officer

     James E. Schuster         43    Senior Vice President, Operations

     John P. Colling, Jr.      40    Vice President and Treasurer

     Thomas R. Kmak            46    Vice President and Controller

     Samuel A. Miley           39    Vice President, General Counsel and
                                      Secretary

     Robert W. Murray          57    Vice President, Communications and Investor
                                      Relations

     Dennis L. Hatfield        48    Assistant Vice President, Facilities and
                                      Environmental Affairs

          Mr. Galef has been the Chairman of the Board of Directors since July 1984. He also is the Chairman of the Nominating Committee. Mr. Galef was the Chief Executive Officer of the Company from September 1993 until June 1996. He has been President of The Spectrum Group, Inc. ("Spectrum"), a private investment and management firm, since its incorporation in California in 1978 and its Chairman and Chief Executive Officer since 1987. Prior to the formation of Spectrum, Mr. Galef was engaged in providing professional interim management services to companies with serious operating and financial problems. Mr. Galef is presently a director of Warnaco, Inc., a diversified apparel manufacturer, and its parent, The Warnaco Group, Inc., and was formerly Chairman of Aviall, Inc., a company providing aircraft engine refurbishment and related products and services, and Exide Corporation, a manufacturer of automotive and industrial batteries. Mr. Galef also currently serves as a director, and was formerly the Chairman, of Petco Animal Supplies, Inc. In addition, Mr. Galef serves as chairman or a director of other privately held Spectrum portfolio companies.

          Mr. Hoge was elected as the President and Chief Executive Officer of the Company in June 1996. He became a Director of the Company in July 1996. From 1993 until May 1996, Mr. Hoge was President of the Aerospace Equipment Systems Division of Allied Signal, Inc. From 1986 to 1993, he was President and Chief Executive Officer of Onan Corporation, the generator subsidiary of Cummins Engine Company. He also served as President of Cummins Brasil S.A. for five years. From 1971, when he first joined Cummins, until 1978, he served in progressive staff positions, including Manager of Corporate Responsibilities, and managed the start-up of Cummins' diesel engine factory in Daventry, England. Mr. Hoge earned a Bachelor's degree in Mathematics from Amherst College in 1967. He received his MBA in Marketing from Stanford University in 1970, completing graduate studies in Public Administration at the University of California, Berkeley, the same year. Mr. Hoge has been serving as a director of Merrill Corporation since June 1989. He was also a director of Graco Corporation from 1990 to 1993.

          Mr. Canova has been Executive Vice President, with responsibility for the Company's Power Supplies business, since October 1993. He has served as managing director of MagneTek S.p.A. in Italy since March 1991. He held the same position with Plessey S.p.A. from 1988 until March 1991 when Plessey S.p.A. was acquired by the Company. From 1969 to 1988, Mr. Canova served as general manager of Plessey S.p.A.

          Mr. Dundon has been Executive Vice President, with responsibility for the Company's Motors and Controls business, since November 1986 when Century Electric, Inc. was acquired by the Company. Prior to the acquisition Mr. Dundon had been with Gould Inc. and Century Electric since 1971, serving in various capacities.

          Mr. Steiner has been Executive Vice President, with responsibility for the Company's Lighting Products business, since November 1995. He served as Senior Vice President, Strategic Planning and Business Development from January 1995 until November 1995, and as Vice President, Strategic Planning and Business Development from July 1994 until January 1995. Mr. Steiner has also served as vice president of the Company's Drives and Magnetics business since November 1993, as vice president and general manager of the Company's Drive Systems business from October 1990 to November 1993 and as vice president, marketing of the Company's Systems and Technology business from September 1987 to October 1990. Prior to joining the Company in 1987, Mr. Steiner had been with Westinghouse Electric Corporation, an electrical products manufacturing company, where he served in various capacities since 1967.

          Mr. David was elected to the Company's new position of Senior Vice President of Human Resources and Administration in July 1996. From 1994 until July 1996, Mr. David was Vice President of Human Resources of the Aerospace Equipment Systems Division of AlliedSignal Inc. From 1992 to 1994, Mr. David was Avionics Group Director of Human Resources and Section Director of Labor Relations for AlliedSignal Aerospace. From 1981 to 1992, Mr. David held several domestic and international human resource posts with General Mills Inc., including the position of General Mills' Chief Human Resource Officer for Operations. Prior to that, Mr. David also served in several human resource positions with Weyerhaeuser Company.

          Dr. Levran has been Senior Vice President, Technology since January 1995. He served as Vice President, Technology from July 1993 until January 1995. From 1991 to June 1993, Dr. Levran was employed by EPE Technologies, Inc., a subsidiary of Groupe Schneider, as Vice President of Engineering and Technology with worldwide engineering responsibilities. From 1981 to 1991, he held various engineering management positions with Teledyne Inet, a subsidiary of Teledyne, Inc., most recently as Vice President of Engineering. Dr. Levran received his Ph.D. in electrical engineering from the Polytechnic Institute of New York in 1981.

          Mr. Reiland has been Senior Vice President since July 1996 and Chief Financial Officer of the Company since July 1988. Mr. Reiland was also an Executive Vice President of the Company from July 1993 until July 1996 and Senior Vice President from July 1989 until July 1993. He was Controller of the Company from August 1986 to October 1993, and was Vice President, Finance from July 1987 to July 1989. Prior to joining the Company, Mr. Reiland was an Audit Manager with Arthur Andersen & Co. where he served in various capacities since 1980.

          Mr. Schuster was elected to the Company's new position of Senior Vice President of Operations in July 1996. From October 1995 to July 1996,
Mr. Schuster was Vice President of Operations of the Aerospace Equipment Systems Division at AlliedSignal Inc. where he was responsible for 11 sites and approximately 6,000 employees. Before joining AlliedSignal, Mr. Schuster spent 15 years working for the Naval Systems Division of Westinghouse Electric Corporation in various positions, including his position as Manager of Operations from July 1988 to July 1995. He was also appointed to Westinghouse Electric's Corporate Engineering and Manufacturing Advisory Council in 1992.

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

From July 1985 to February 1989, Mr. Hatfield served as Director of Environmental Affairs of the Specialty Chemicals Group at Morton Thiokol, Inc.


ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.

          The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in September 1996, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

          (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                                       Annual
                                                                     Report To
                                                         Form 10-K  Stockholders
                                                           Page         Page
                                                         ---------  ------------
     1.   Consolidated Financial Statements

          Consolidated Statements of Income for
          Years Ended June 30, 1996, 1995 and 1994                        17

          Consolidated Balance Sheets at June 30,
          1996 and 1995                                                   18

          Consolidated Statements of Stockholders'
          Equity for Years Ended June 30, 1996,
          1995 and 1994                                                   20

          Consolidated Statements of Cash Flows
          for Years Ended June 30, 1996, 1995
          and 1994                                                        21

          Notes to Consolidated Financial Statements                      22

          Report of Ernst & Young LLP, Independent
          Auditors                                                        39

     2.   Consolidated Financial Statement Schedules

          Report of Ernst & Young, LLP, Independent
          Auditors                                           S-1

          II -- Valuation and Qualifying Accounts            S-2

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

EXHIBIT NUMBERS                      DESCRIPTION OF EXHIBIT
- ---------------                      ----------------------
   3.1     (1)    Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.

   3.2     (2)    By-laws of the Company, as amended and restated.

   4.1     (3)    Indenture between MagneTek, Inc. and The Bank of New York, as
                  Trustee, dated as of September 15, 1991 for $75,000,000 in principal amount of 8% Convertible Subordinated Notes due 2001 including form of Note.

   4.2     (4)    Form of Indenture between MagneTek, Inc. and Union Bank, as
                  Trustee, dated as of November 15, 1991 for $125,000,000 Senior
                  Subordinated Debentures Due 1998 including form of Debenture.

   4.3     (5)    Specimen Common Stock Certificate.

  10.1     (6)    1987 Stock Option Plan of MagneTek, Inc. ("1987 Plan").

  10.2     (7)    Amendments No. 1 and 2 to 1987 Plan.

  10.3     (8)    Amendments No. 3 and 4 to 1987 Plan.

  10.4     (9)    Amendment No. 5 to 1987 Plan.

  10.5    (10)    Second Amended and Restated 1989 Incentive Stock Compensation
                  Plan of MagneTek, Inc. ("1989 Plan").

  10.6     (9)    Amendment No. 1 to 1989 Plan.

  10.7     (9)    Standard Terms and Conditions Relating to Non-Qualified Stock
                  Options, revised as of July 24, 1996, pertaining to the 1987
                  Plan and the 1989 Plan.

  10.8     (9)    Form of Non-Qualified Stock Option Agreement Pursuant to the
                  Second Amended and Restated 1989 Incentive Stock Compensation
                  Plan of the Company.

  10.9     (9)    Form of Restricted Stock Agreement Pursuant to the Second
                  Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.

  10.10   (11)    MagneTek, Inc. Non-Employee Director Stock Option Plan.

  10.11    (6)    Senior Executive Medical Expense Reimbursement Plan for the
                  Company.

  10.12    (7)    1991 Director Incentive Compensation Plan of the Company.

  10.13   (12)    First Amendment to the 1991 Director Incentive Compensation
                  Plan of the Company.

  10.14    (8)    1991 Discretionary Director Incentive Compensation Plan of the
                  Company.

  10.15    (7)    Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.

  10.16    (9)    Registration Rights Agreement dated as of June 28, 1996 by and between MagneTek, Inc. and U.S. Trust Company of California,
                  N.A.

  10.17   (12)    Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.

  10.18   (13)    Amendment dated as of January 25, 1995 to the Executive
                  Management Agreement between the Company and The Spectrum
                  Group, Inc.

  10.19   (14)    Security Agreement dated March 1, 1993 between the Industrial
                  Development Board of the City of Huntsville (the "Huntsville
                  IDB") and the Company ("Huntsville Security Agreement").

  10.20   (15)    First Supplemental Security Agreement dated as of August 1,
                  1993 by and between the Huntsville IDB and The CIT
                  Group/Equipment Financing, Inc. ("CIT").

  10.21   (15)    Second Supplemental Security Agreement dated as of October 1,
                  1993 by and between the Huntsville IDB and CIT.


  10.22   (14)    Equipment Lease Agreement of even date with the Huntsville
                  Security Agreement among the parties thereto.

  10.23   (15)    Amendment to Equipment Lease Agreement dated as of August 1,
                  1993 between the Huntsville IDB and the Company.

  10.24   (15)    Second Amendment to Equipment Lease Agreement dated as of
                  October 1, 1993 between the Huntsville IDB and the Company.

  10.25   (16)    Lease Agreement dated as of November 1, 1988 between the
                  Huntsville IDB and Burnett-Nickelson Investments ("Lease
                  Agreement") as to which the Company succeeded to the lessee's obligations.

  10.26   (17)    First, Second and Third Amendments to Lease Agreement.

  10.27   (18)    Fourth Amendment to Lease Agreement.

  10.28   (17)    Bond Guaranty Agreement between MagneTek, Inc., as Guarantor and First Alabama Bank dated as of February 1, 1993 relating to the Lease Agreement.

  10.29   (17)    Indenture dated as of November 1, 1988 relating to First
                  Mortgage Industrial Revenue Bonds (Burnett-Nickelson Project
                  Series 1988) between Huntsville IDB and First Alabama Bank, as
                  Trustee, relating to the Huntsville facility (the
                  "Indenture").

  10.30   (17)    First, Second and Third Supplemental Indentures to the
                  Indenture.

  10.31   (18)    Fourth Supplemental Indenture to the Indenture.

  10.32   (19)    Environmental Agreement among the Company, Universal
                  Manufacturing Corporation and Farley Northwest Industries,
                  Inc., as amended.

  10.33   (19)    Letter Agreement dated as of January 9, 1986, between the
                  Company and Farley Northwest Industries, Inc., pursuant to
                  Stock Purchase Agreement.

  10.34   (19)    Tax Agreement dated as of February 12, 1986, between the
                  Company and Farley Northwest Industries, Inc.

  10.35   (19)    Agreement dated as of January 9, 1986, between the Company and
                  Farley/Northwest Industries, Inc. relating to the Totowa facility.

  10.36   (13)    Credit Agreement dated as of March 31, 1995 between the
                  Company, Lenders, NationsBank of Texas, N.A., CIBC Inc., The
                  First National Bank of Chicago and LTCB Trust Company.

  10.37   (20)    First Amendment to Credit Agreement dated as of November 13,
                  1995 between the Company, Lenders, NationsBank of Texas, N.A.,
                  CIBC Inc., The First National Bank of Chicago and LTCB Trust
                  Company.

  10.38    (9)    Second Amendment to Credit Agreement dated as of March 31,
                  1996 between the Company, Lenders, NationsBank of Texas, N.A.,
                  CIBC Inc., The First National Bank of Chicago and LTCB Trust
                  Company.

  10.39    (9)    Third Amendment to Credit Agreement dated as of May 15, 1996 between the Company, Lenders, NationsBank of Texas, N.A., CIBC
                  Inc., The First National Bank of Chicago and LTCB Trust
                  Company.

  10.40    (9)    Fourth Amendment to Credit Agreement dated as of June 30, 1996 between the Company, Lenders, NationsBank of Texas, N.A., CIBC
                  Inc., The First National Bank of Chicago and LTCB Trust
                  Company.

  10.41   (21)    Lease and Agreement between the City of Blytheville, Arkansas and the Company, dated as of November 1, 1988.

  10.42    (7)    First Supplemental Lease and Agreement between City of
                  Blytheville, Arkansas and the Company dated as of December 1, 1989, for the Blytheville, Arkansas facility.

  10.43   (19)    Lease on Bridgeport, Connecticut facility of Universal
                  Manufacturing.

  10.44    (9)    Lease Agreement dated March 18, 1996 between Fujian Fufa
                  Company Limited and MagneTek Fuzhou Generator Company Limited.

  10.45   (19)    Lease on Gallman, Mississippi facility of Universal
                  Manufacturing.

  10.46   (22)    Lease of LaVergne, Tennessee facility.

  10.47   (18)    First Amendment dated August 28, 1991 and Second Amendment dated February 5, 1993 to Lease on Lavergne, Tennessee facility.

  10.48   (23)    Lease of Matamoros, Mexico fluorescent ballast manufacturing facility dated January 1, 1988.

  10.49   (24)    Lease on McMinnville, Tennessee facility of Century Electric.

  10.50   (19)    Lease on Mendenhall, Mississippi facility of Universal
                  Manufacturing.


  10.51    (2)    Lease on Nashville, Tennessee headquarters facility dated as of June 30, 1995.

  10.52   (25)    Lease of facility in New Berlin, Wisconsin.

  10.53    (7)    Third Modification of Lease dated as of December 31, 1990, for the New Berlin, Wisconsin facility.

  10.54   (18)    Fourth Modification of Lease dated as of February 12, 1993 for the New Berlin, Wisconsin facility.

  10.55   (23)    Lease of St. Louis, Missouri administration, marketing and engineering personnel facility dated January 1, 1988.

  10.56   (26)    Stock Purchase Agreement dated as of January 9, 1986, between the Company and Farley/Northwest Industries, Inc., with list of omitted exhibits and schedules.

  10.57   (26)    Stock Purchase Agreement dated as of June 20, 1986, between the Company and Better Coil and Transformer Corporation, with list of omitted exhibits.

  10.58   (27)    Purchase Agreement dated as of October 22, 1986, by and among the Company, Century and certain Securityholders.

  10.59   (28)    Purchase Agreement dated as of December 15, 1986, between the
                  Company and all the remaining Securityholders of Century.

  10.60   (28)    Asset Purchase Agreement dated as of December 30, 1986,
                  between the Company and Universal Electric.

  10.61   (28)    Agreement for the Sale of Stock dated as of December 30, 1986, between the Company and Cooper.

  10.62    (2)    Asset Purchase Agreement dated as of May 27, 1994, between the
                  Company and The Louis Allis Company.

  10.63    (2)    Asset Purchase Agreement dated as of June 17, 1994, among the
                  Company, MagneTek Controls, Inc. and Controls Acquisition
                  Corporation.

  10.64    (2)    Asset Purchase Agreement dated as of October 31, 1994, among the Company, MagneTek National Electric Coil, Inc. and Rail
                  Products International, Inc.

  10.65    (2)    Asset Purchase Agreement dated as of November 8, 1994, between the Company and MAS Acquiring Corp.

  10.66    (2)    Purchase and Sale Agreement dated November 18, 1994, by and among the Company, MagneTek Tempe, Inc., MagneTek Deutschland
                  Holding GmbH and PTS, Inc.

  10.67    (2)    Asset Purchase Agreement dated as of March 6, 1995, by and between the Company and GN Acquisition Partners, L.P.

  10.68    (2)    Asset Purchase Agreement dated as of March 13, 1995, among the
                  Company, MagneTek National Electric Coil, Inc. and 800 King
                  Avenue Acquisition Corp.

  10.69    (2)    Asset Purchase Agreement dated as of May 31, 1995, between
                  MagneTek National Electric Coil, Inc. and The Guardian Resin
                  Corporation.

  10.70    (2)    Agreement of Sale dated as of June 23, 1995, between General
                  Signal Corporation and the Company.

  10.71    (2)    Asset and Stock Purchase Agreement dated as of September 14,
                  1995, among the Company, MagneTek National Electric Coil, Inc.
                  and National Electric Coil Company, L.P.

  10.72    (9)    Sino-American Equity Joint Venture Contract dated December 17,
                  1995 between Fujian Fufa Company Limited and the Company for the Establishment of MagneTek Fuzhou Generator Company
                  Limited.

  10.73    (9)    Amended and Restated Asset Purchase Agreement dated as of
                  February 27, 1996 among MagneTek National Electric Coil, Inc., the Company, Eastern Electric Apparatus Repair Company, Inc.
                  and Grand Eagle Companies Inc.

  10.74    (9)    Stock Purchase Agreement dated as of June 28, 1996 among
                  MagneTek National Electric Coil, Inc., the Company, Grand
                  Eagle Companies North America, Inc. and Grand Eagle Companies,
                  Inc.

  10.75    (9)    Amendment No. 1 dated as of June 28, 1996 to Amended and
                  Restated Asset Purchase Agreement among MagneTek National
                  Electric Coil, Inc., the Company, Eastern Electric Apparatus
                  Repair Company, Inc. and Grand Eagle Companies Inc. dated as of February 27, 1996.

  10.76    (9)    Asset Purchase Agreement dated as of August 30, 1996 between the Company and Jefferson Electric, Inc.

  13       (9)    1996 Annual Report to Stockholders (pp.12-39).

  23       (9)    Consent of Ernst & Young LLP, independent auditors.

  27       (9)    Financial Data Schedule.

___________________

(1) Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.

(2) Previously filed with Form 10-K for Fiscal Year ended July 2, 1995 and incorporated herein by this reference.

(3) Previously filed with Form 10-Q for quarter ended September 30, 1991 and incorporated herein by this reference.

(4) Previously filed with Amendment No. 1 to Registration Statement filed on November 8, 1991, Commission File No. 43-43856, and incorporated herein by this reference.

(5) Previously filed with Amendment No. 1 to Registration Statement filed on May 10, 1989 and incorporated herein by this reference.

(6) Previously filed with Form 10-K for Fiscal Year ended June 30, 1987 and incorporated herein by this reference.

(7) Previously filed with Form 10-K for Fiscal Year ended June 30, 1991 and incorporated herein by this reference.

(8) Previously filed with Form 10-K for Fiscal Year ended June 30, 1992 and incorporated herein by this reference.

(9)    Filed herewith.

(10) Previously filed with Form 10-Q for quarter ended December 31, 1994 and incorporated herein by this reference.

(11) Previously filed with the Registration Statement on Form S-8 filed on May 17, 1996, Commission File No. 333-04021, and incorporated herein by this reference.

(12) Previously filed with Form 10-Q for quarter ended March 31, 1994 and incorporated herein by this reference.

(13) Previously filed with Form 10-Q for quarter ended March 31, 1995 and incorporated herein by this reference.

(14) Previously filed with Form 10-Q for quarter ended March 31, 1993 and incorporated herein by this reference.

(15) Previously filed with Form 10-Q for quarter ended September 30, 1993 and incorporated herein by this reference.

(16) Previously filed with Form 8-K dated January 5, 1990 and incorporated herein by this reference.

(17) Previously filed with Form 10-K for fiscal year ended June 27, 1993 and incorporated herein by this reference.

(18) Previously filed with Form 10-K for Fiscal Year ended July 3, 1994 and incorporated herein by this reference.

(19) Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986 and incorporated herein by this reference.

(20) Previously filed with Form 10-Q for quarter ended December 31, 1995 and incorporated herein by this reference.

(21) Previously filed with the Registration Statement filed on April 18, 1989 and incorporated herein by this reference.

(22) Previously filed with Form 10-K for Fiscal Year ended July 2, 1989 and incorporated herein by this reference.

(23) Previously filed with Form 10-K for Fiscal Year ended July 3, 1988 and incorporated herein by this reference.

(24) Previously filed with Post-Effective Amendment No. 1 to Registration Statement, filed on August 3, 1987 and incorporated herein by this reference.

(25) Previously filed with the Registration Statement filed on May 3, 1985 and incorporated herein by this reference.

(26) Previously filed with Form 10-K for Fiscal Year ended June 30, 1986 and incorporated herein by this reference.

(27) Previously filed with Form 10-Q for quarter ended September 30, 1986 and incorporated herein by this reference.

(28) Previously filed with Form 8-K dated December 30, 1986 and incorporated herein by this reference.

       (b)     Reports on Form 8-K:

       The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

       (c)     Refer to (a) 3 above.

       (d)     Refer to (a) 2 above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 30th day of September, 1996.

                                        MagneTek, Inc.
                                        (Registrant)

                                        /s/ RONALD N. HOGE
                                        -------------------------------------
                                        Ronald N. Hoge
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature Title     Date

    /s/ ANDREW G. GALEF       Chairman of the Board           September 30, 1996
- ----------------------------
      Andrew G. Galef


    /s/ RONALD N. HOGE        Chief Executive Officer and     September 30, 1996
- ----------------------------   Director (Principal
      Ronald N. Hoge           Executive Officer)


    /s/ DEWAIN K. CROSS       Director                        September 30, 1996
- ----------------------------
      Dewain K. Cross

    /s/ PAUL J. KOFMEHL       Director                        September 30, 1996
- ----------------------------
      Paul J. Kofmehl

   /s/ A. CARL KOTCHIAN       Director                        September 30, 1996
- ----------------------------
     A. Carl Kotchian

     /s/ CROCKER NEVIN        Director                        September 30, 1996
- ----------------------------
       Crocker Nevin

    /s/ KENNETH A. RUCK       Director                        September 30, 1996
- ----------------------------
      Kenneth A. Ruck

 /s/ MARGUERITE W. SALLEE     Director                        September 30, 1996
- ----------------------------
   Marguerite W. Sallee

   /s/ ROBERT E. WYCOFF       Director                        September 30, 1996
- ----------------------------
     Robert E. Wycoff

   /s/ DAVID P. REILAND       Chief Financial Officer         September 30, 1996
- ----------------------------   (Principal Financial Officer)
     David P. Reiland

    /s/ THOMAS R. KMAK        Vice President and Controller   September 30, 1996
- ----------------------------   (Principal Accounting
      Thomas R. Kmak           Officer)

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We have audited the consolidated financial statements of MagneTek, Inc. as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 20, 1996, except for the second paragraph of Note 4, as to which the date is September 16, 1996 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP
St. Louis, Missouri
August 20, 1996, except for the second paragraph of Note 4, as to which the date is September 16, 1996

                                                                     SCHEDULE II
                                  MAGNETEK INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                    Balance at           Additions               Deductions                            Balance
                                    beginning           charged to                  from                                 at end
 June 30, 1994                       of year             earnings                Allowance              Other(a)       of year
- ---------------                 ---------------------------------------------------------------------------------------------------
 Allowance for
   doubtful                          $3,986               $2,878                  $(2,980)               $861           $4,745
   receivables


 June 30, 1995
- ---------------
 Allowance for
   doubtful                          $4,745               $4,099                  $(4,249)              $(174)          $4,421
   receivables


 June 30, 1996
- ---------------
 Allowance for
   doubtful                          $4,421               $5,422                  $(4,450)                $35           $5,428
   receivables


(a) Represents primarily opening allowances for doubtful accounts balances of acquired companies and Foreign Translation Adjustments.