Form 10-Q
period 1996-09-30
MAGNETEK INC
filed 1996-11-12
CIK 751085

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996
                                      OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________________

Commission file number 1-10233
                              _______________________________________

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of November 5, 1996: 25,555,114 shares.

PART I.   FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1996 and the results of operations and cash flows for the three-month periods ended September 30, 1996 and 1995. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months ended September 30, 1996 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1

                              MAGNETEK, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 and JUNE 30, 1996
                         (amounts in thousands)

 ASSETS                                            September 30        June 30
-------                                            ------------      --------
                                                    (unaudited)
 Current assets:
   Cash                                               $   6,437       $     871
   Accounts receivable                                  186,691         201,814
   Inventories                                          209,059         203,265
   Prepaid expenses and other                            23,281          26,902
    Total current assets                                425,468         432,852

 Property, plant and equipment                          399,789         383,498

 Less-accumulated depreciation
  and amortization                                      219,300         207,079
                                                   ------------      ----------
                                                        180,489         176,419
                                                   ------------      ----------
 Net assets of discontinued operations                       --           1,174

 Goodwill                                                33,172          30,668

 Deferred financing costs,
  intangible and other assets                            38,208          37,661
                                                   ------------      ----------
 Total Assets                                         $ 677,337       $ 678,774
                                                   ------------      ----------
                                                   ------------      ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                   $ 103,103       $ 104,273
   Accrued liabilities                                  132,756         126,399
   Current portion of long-term debt                      3,051           2,895
                                                   ------------      ----------
      Total current liabilities                         238,910         233,567
                                                   ------------      ----------
 Long-term debt, net of current portion                 307,229         319,128

 Other long-term obligations                             73,088          71,633

 Deferred income taxes                                   12,936          12,888

 Commitments and contingencies

 Stockholders' equity
    Common stock                                            255             255
    Other                                                44,919          41,303
                                                   ------------      ----------
    Total stockholder's equity                           45,174          41,558
                                                   ------------      ----------
 Total Liabilities and Stockholders' Equity
                                                      $ 677,337       $ 678,774
                                                   ------------      ----------
                                                   ------------      ----------

                           See accompanying notes

                                MAGNETEK, INC.
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                         FOR THE THREE MONTHS ENDED
                         SEPTEMBER 30, 1996 and 1995
                (amounts in thousands except per share data)
                                 (unaudited)


                                                         1996           1995
                                                      ---------      ---------
 Net sales                                            $ 291,410      $ 272,670
 Cost of sales                                          236,568        229,579
                                                      ---------      ---------
 Gross profit                                            54,842         43,091
 Selling, general and administrative                     38,923         37,845
                                                      ---------      ---------
 Income from operations                                  15,919          5,246
 Interest expense                                         7,532          8,558
 Other expense, net                                       1,076          1,110
                                                      ---------      ---------
 Income (loss) before provision (benefit)
  for income taxes                                        7,311         (4,422)
 Income taxes                                             2,996         (  884)
                                                      ---------      ---------
 Net income                                           $   4,315       $ (3,538)
                                                      ---------      ---------
                                                      ---------      ---------
 EARNINGS (LOSS) PER COMMON SHARE

 Primary:

 Net income (loss)                                    $    0.17       $(  0.14)
                                                      ---------      ---------
                                                      ---------      ---------
 Fully diluted:

 Net income (loss)                                            *               *
                                                      ---------      ---------
                                                      ---------      ---------


     * Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                           See accompanying notes

                                  MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (amounts in thousands)
                                   (unaudited)

                                                         1996          1995
                                                        ------        ------
Cash flows from operating activities:

Income (loss) from continuing operations              $   4,315       $( 3,538)
                                                      ---------       --------
Adjustments to reconcile income from continuing
  operations to net cash provided by
  operating activities:
    Depreciation and amortization                         9,619          9,931
    Changes in operating assets and liabilities
     of continuing operations                             6,409          5,079
                                                      ---------        -------
Total adjustments                                        16,028         15,010

Net cash provided by operating activities:               20,343         11,472
                                                      ---------        -------
Cash flows from investing activities:

Proceeds from sale of businesses and assets               2,425         75,367
Capital expenditures                                    ( 6,953)       ( 8,910)
Annuity contract and other investments                    1,659            808
                                                      ---------       --------
Net cash provided by (used in) investing
  activities                                            ( 2,869)        67,265
                                                      ---------       --------
Cash flows from financing activities:

Proceeds from issuance of common stock                       30            147
Repayment of bank and other long-term
 obligations                                            (11,743)       (76,273)
Increase in deferred financing costs                    (   195)       (     3)
                                                      ---------       --------
Net cash used in financing activities                   (11,908)       (76,129)
                                                      ---------       --------
Net cash provided by continuing operations                5,566          2,608
                                                      ---------       --------

                          (continued on next page)

                               MAGNETEK, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (amounts in thousands)
                                 (unaudited)

                                                         1996          1995
                                                        ------        ------
Net cash used in discontinued operations                  --          (  1,608)
                                                      ---------       --------

Net increase in cash                                      5,566          1,000
Cash at the beginning of period                             871            311
                                                      ---------       --------
Cash at the end of period                             $   6,437       $  1,311
                                                      =========       ========

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                         $  4,832        $   6,856
     Income Taxes                                     $    200        $      50


                            (see accompanying notes)

                                MAGNETEK, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                   (All dollar amounts are in the thousands)
                                 (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month periods ended September 30, 1996 and 1995 each contained thirteen weeks.


2.   INVENTORIES

     Inventories at September 30, 1996 and June 30, 1996 consist of the following:

                                                   September 30         June 30
                                                   ------------        ---------

     Raw materials and stock parts                    $  66,180       $  60,018
     Work-in-process                                     44,309          46,354
     Finished goods                                      98,570          96,893
                                                      ---------       ---------
                                                      $ 209,059       $ 203,265
                                                      =========       =========

3.   REPOSITIONING COSTS AND DISCONTINUED OPERATIONS

     As a result of significant declines in sales and profit margins in both electronic and magnetic ballast product lines during fiscal 1996, the Company conducted a review and analysis of actions required to reduce costs and improve future flexibility and profitability, largely focused on the lighting products business. Upon completion of the review and approval by the Company's Board of Directors, certain reserves were established and charges recorded in the year ended June 30, 1996 to reflect costs associated with repositioning operations, primarily for severance, termination benefits and asset write-downs related to facility closures and consolidation. Reserves were also established for estimated increases in warranty (primarily related to the electronic ballast product line) and other costs. During the first quarter of fiscal year 1997, approximately $1.9 million of cash outlays were made in connection with the repositioning reserves, primarily for severance and warranty.

     In July 1994, the Company's Board of Directors adopted a formal plan of disposal for certain businesses in connection with an overall restructuring program designed to focus the Company's resources on the core product lines and reduce debt. During the year ended June 30, 1996, the Company had completed the sale of substantially all remaining discontinued operations with the total net proceeds aggregating over $200 million, which was used to repay debt.

4.   LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

     Effective September 16, 1996, the Company amended its Bank Loan Agreement, as a result of certain covenant violations, to adjust covenants to reflect the impact of charges associated with the Company's repositioning program. As a result of the amendment, the lending commitment under the Bank Loan Agreement was reduced to $170 million from $200 million. All other terms and conditions remained substantially unchanged. Due to the positive operating cash performance in the first quarter of fiscal 1997, the Company's borrowing rates will be reduced effective in the second quarter by fifty basis points. Short term debt rates previously quoted as LIBOR plus two and one quarter percent or prime rate plus one percent will be reduced to LIBOR plus one and three quarters percent or prime plus one half percent.

ITEM 2

MANAGEMENT DISCUSSION
---------------------

RESULTS OF OPERATIONS:
----------------------

    THREE MONTHS ENDED SEPTEMBER 29, 1996 VS 1995
    ---------------------------------------------

    Net Sales and Gross Profit.
    MagneTek's net sales for the first quarter of fiscal 1997 were $291.4 million, a 6.9% increase from the first quarter of fiscal 1996 at $272.7 million. Sales in the Lighting Products segment increased by 11.7% due primarily to higher revenues in electronic ballasts. Revenue levels for the Power Supplies segment increased 7.9% with a continuation of strong demand for custom power supplies in Europe. Motors and Controls sales increased 2.6% with stronger results in both commercial and fractional horsepower motors, partially offset by weaker generator and standard drive sales.

    The Company's gross profit increased to $54.8 million in the first quarter of fiscal 1997 from $43.1 million in the first quarter of fiscal 1996. First quarter results in fiscal 1996 included the effect of approximately $1.7 million of severance related costs. The gross margin increased in the first quarter of fiscal 1997 to 18.8% versus 15.8% for the fiscal 1996 period. Gross profit improvement for the first quarter of fiscal 1997 was heavily influenced by increased profit and margin in the Lighting Products segment. Increased production levels and a lower cost structure significantly improved fixed cost coverage. Increased revenues and higher manufacturing levels also resulted in improved results for fractional horsepower motors. Gross profit and margin levels for generators and drives were reduced due to lower revenues and, in the case of drives, a higher mix of standard product with lower margins. Power Supply gross profit levels were comparable to the year earlier period.

    Operating Expenses.
    Selling, general and administrative (SG&A) expense was $38.9 million (13.4% of net sales) in the first quarter of fiscal 1997 versus $37.8 million (13.9% of net sales) in the first quarter of fiscal 1996. Increased spending was focused in Motors and Controls and domestic Lighting Products operations. Motors and Controls reflected additional marketing costs associated with higher levels of motor revenues. Lighting Products (domestic) included administrative expense (consulting costs) directed at process efficiencies to reduce both manufacturing cost and inventory levels.

    Interest and Other Expense.
    Interest expense of $7.5 million in the first quarter of fiscal 1997 was down from $8.6 million in the first quarter of fiscal 1996. Lower working capital levels were primarily responsible for the reduced levels of overall debt and the associated interest expense.

    Net Income.
    The Company recorded an after-tax profit of $4.3 million in the first quarter of fiscal year 1997 compared to a loss of $3.5 million in the first quarter of fiscal 1996. The tax provision in the first quarter of fiscal 1997 was $3.0 million versus a $.9 million benefit recorded in the first quarter of fiscal 1996. The tax benefit in the first quarter of fiscal 1996 was less than the statutory rate due to the Corporation's inability to tax effect losses incurred in Germany for the period.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Effective September 16, 1996, the Company amended its Bank Loan Agreement, as a result of certain covenant violations, to adjust covenants to reflect the impact of charges associated with the Company's repositioning program. As a result of the amendment, the lending commitment under the Bank Loan Agreement was reduced to $170 million from $200 million (see Note 4). As of September 30, 1996, the Company had approximately $79 million of available borrowings under the Bank Loan Agreement.

In September of 1996, the Company sold the assets and liabilities of its Jefferson Transformer business for cash and a long term note receivable. The proceeds from the transaction were used to reduce borrowings
under the Company's bank loan  agreement.   The Company intends  to focus in
future periods on the further reduction of working capital balances with the objective of further reductions in debt.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

    (a) The Annual Meeting of Stockholders of the Company was held on October 24, 1996.

    (b) The following named persons were elected as directors, such persons constituting all of the directors of the Company.


                           Andrew G. Galef
                           Ronald N. Hoge
                           Dewain K. Cross
                           Paul J. Kofmehl
                            Crocker Nevin
                         Marguerite W. Sallee
                           Robert E. Wycoff

    (c) The votes cast for and withheld with respect to each nominee for director is as follows:

         Nominee                For              Withheld
         -------                ---              --------

         Andrew G. Gales        20,262,675       149,387
         Ronald N. Hoge         20,295,998       116,064
         Dewain K. Cross        20,296,998       115,064
         Paul J. Kofmehl        20,293,898       118,164
         Crocker Nevin          20,289,897       122,165
         Marguerite W. Sallee   20,293,098       118,964
         Robert E. Wycoff       20,290,898       121,164

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MAGNETEK, INC.
                                              (Registrant)



Date: November 11, 1996       ________________________________
                                      David P. Reiland
                                  Executive Vice President
                                 and Chief Financial Officer
                               (Duly authorized officer of the
                                  registrant and principal
                                     financial officer)