Form 10-Q
period 1996-12-31
MAGNETEK INC
filed 1997-02-12
CIK 751085

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1996
                                       OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ------------------------
Commission file number 1-10233
                               ------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of February 3, 1997: 25,622,324 shares.

PART I.  FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1996 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1996 and 1995. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and six months ended December 31, 1996 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1

                                  MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 1996 and JUNE 30, 1996
                              (amounts in thousands)

ASSETS                                          December 31       June 30
------                                          -----------       --------
                                                (unaudited)
Current assets:
  Cash                                           $  5,917         $    871
  Accounts receivable                             179,056          201,814
  Inventories                                     189,917          203,265
  Prepaid expenses and other                       23,629           26,902
                                                 --------         --------
    Total current assets                          398,519          432,852
                                                 --------         --------

Property, plant and equipment                     404,109          383,498

Less-accumulated depreciation
 and amortization                                 222,617          207,079
                                                 --------         --------
                                                  181,492          176,419
                                                 --------         --------

Net assets of discontinued operations                  --            1,174

Goodwill                                           32,818           30,668

Deferred financing costs,
 intangible and other assets                       38,105           37,661
                                                 --------         --------
Total Assets                                     $650,934         $678,774
                                                 --------         --------
                                                 --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                               $ 87,952         $104,273
  Accrued liabilities                             128,178          126,399
  Current portion of long-term debt                 3,054            2,895
                                                 --------         --------
    Total current liabilities                     219,184          233,567
                                                 --------         --------

Long-term debt, net of current portion            294,238          319,128

Other long-term obligations                        73,170           71,633

Deferred income taxes                              12,807           12,888

Commitments and contingencies

Stockholders' equity
   Common stock                                       255              255
   Other                                           51,280           41,303
                                                 --------         --------
   Total stockholder's equity                      51,535           41,558
                                                 --------         --------

Total Liabilities and
 Stockholders' Equity                            $650,934         $678,774
                                                 --------         --------
                                                 --------         --------

                            See accompanying notes

                                 MAGNETEK, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                          FOR THE THREE MONTHS ENDED
                          DECEMBER 31, 1996 and 1995
                 (amounts in thousands except per share data)
                                  (unaudited)

                                                   1996            1995
                                                   ----             ----

Net sales                                        $293,707         $282,162
Cost of sales                                     238,167          235,550
                                                 --------         --------

Gross profit                                       55,540           46,612
Selling, general and administrative                37,690           39,078
                                                 --------         --------

Income from operations                             17,850            7,534
Interest expense                                    7,197            7,994
Other expense, net                                  1,058            1,281
                                                 --------         --------

Income (loss) before provision (benefit)
 for income taxes                                   9,595           (1,741)
Income taxes                                        3,839             (211)
                                                 --------         --------

Net income (loss)                                $  5,756         $ (1,530)
                                                 --------         --------
                                                 --------         --------

Earnings (loss) per common share
--------------------------------

Primary:

Net income (loss)                                $   0.22         $  (0.06)
                                                 --------         --------
                                                 --------         --------

Fully diluted:
Net income (loss)                                $   0.22              *
                                                 --------         --------
                                                 --------         --------


   * Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                             See accompanying notes

                                MAGNETEK, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                          FOR THE SIX MONTHS ENDED
                         DECEMBER 31, 1996 and 1995
                 (amounts in thousands except per share data)
                                 (unaudited)

                                                   1996             1995
                                                   ----             ----

Net sales                                        $585,117         $554,832
Cost of sales                                     474,735          465,129
                                                 --------         --------

Gross profit                                      110,382           89,703
Selling, general and administrative                76,613           76,923
                                                 --------         --------

Income from operations                             33,769           12,780
Interest expense                                   14,729           16,552
Other expense, net                                  2,134            2,391
                                                 --------         --------

Income (loss) before provision (benefit)
 for income taxes                                  16,906           (6,163)
Income taxes                                        6,835           (1,095)
                                                 --------         --------

Net income (loss)                                $ 10,071         $ (5,068)
                                                 --------         --------
                                                 --------         --------

Earnings (loss) per common share
--------------------------------

Primary:

Net income (loss)                                $   0.39         $  (0.20)
                                                 --------         --------
                                                 --------         --------

Fully diluted:
Net income (loss)                                $   0.39              *
                                                 --------         --------
                                                 --------         --------


   * Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                             See accompanying notes

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                            (amounts in thousands)
                                  (unaudited)


                                                   1996             1995
                                                   ----             ----

Cash flows from operating activities:

Income (loss) from continuing operations         $ 10,071         $ (5,068)

Adjustments to reconcile income from
 continuing operations to net cash provided
 by operating activities:
  Depreciation and amortization                    19,573           19,891
  Changes in operating assets and liabilities
   of continuing operations                        17,106           12,991
                                                 --------         --------
Total adjustments                                  36,679           32,882
                                                 --------         --------

Net cash provided by operating activities:         46,750           27,814
                                                 --------         --------

Cash flows from investing activities:

Proceeds from sale of businesses and assets         2,191           74,907
Capital expenditures                              (17,357)         (17,461)
Other investments                                  (1,757)             566
                                                 --------         --------

Net cash provided by (used in) investing
 activities                                       (16,923)          58,012
                                                 --------         --------

Cash flows from financing activities:

Proceeds from issuance of common stock                193              360
Repayment of bank and other long-term
 obligations                                      (24,731)         (79,846)
Increase in deferred financing costs                 (243)            (241)
                                                 --------         --------

Net cash used in financing activities             (24,781)         (79,727)
                                                 --------         --------


                              (continued on next page)

                                   MAGNETEK, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 FOR THE SIX MONTHS ENDED December 31, 1996 AND 1995
                              (amounts in thousands)
                                    (unaudited)


                                                   1996             1995
                                                   ----             ----

Net cash used in discontinued operations            --                (982)
                                                 --------         --------

Net increase in cash                                5,046            5,117
Cash at the beginning of period                       871              311
                                                 --------         --------

Cash at the end of period                        $  5,917         $  5,428
                                                 --------         --------
                                                 --------         --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                    $ 12,930         $ 16,744
     Income Taxes                                $   (172)        $  1,289




                            (see accompanying notes)

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
                   (All dollar amounts are in the thousands)
                                  (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month and six month periods ended December 31, 1996 and 1995 each contained thirteen weeks and twenty six weeks respectively.

2.   INVENTORIES

     Inventories at December 31, 1996 and June 30, 1996 consist of the following:

                                            December 31     June 30
                                            -----------    ---------
      Raw materials and stock parts          $  62,460     $  60,018
      Work-in-process                           44,114        46,354
      Finished goods                            83,343        96,893
                                             ---------     ---------
                                             $ 189,917     $ 203,265
                                             ---------     ---------
                                             ---------     ---------

3.   REPOSITIONING COSTS AND DISCONTINUED OPERATIONS

     As a result of significant declines in sales and profit margins in both electronic and magnetic ballast product lines during fiscal 1996, the Company conducted a review and analysis of actions required to reduce costs and improve future flexibility and profitability, largely focused on the lighting products business. Upon completion of the review and approval by the Company's Board of Directors, certain reserves were established and charges recorded in the year ended June 30, 1996 to reflect costs associated with repositioning operations, primarily for severance, termination benefits and asset write-downs related to facility closures. Reserves were also established for estimated increases in warranty (primarily related to the electronic ballast product line) and other costs. During the second quarter of fiscal year 1997, approximately $1.1 million of cash outlays were made in connection with the repositioning reserves, primarily for severance and warranty. Through the first six months of fiscal 1997 approximately $3.0 million of net cash outlays have been expended against these reserves. The net cash results through December include approximately $.8 million of recoveries associated with vendor settlements on certain warranty matters included in the repositioning reserves.

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

4.   LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

     Due to the positive operating cash performance in the first quarter of fiscal 1997, the Company's borrowing rates were reduced in the second quarter of fiscal 1997 by fifty basis points from the rates in effect at the end of fiscal 1996. Rates on borrowings under the Bank Loan Agreement previously quoted as LIBOR plus two and one quarter percent or prime rate plus one percent, were reduced to LIBOR plus one and three quarters percent or prime plus one half percent. Based upon improvements made during the Company's second fiscal quarter, an additional twenty five basis point reduction in the borrowing rates was effective as of January, 1997.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED DECEMBER 31, 1996 VS 1995

     Net Sales and Gross Profit.

     MagneTek's net sales for the second quarter of fiscal 1997 were $293.7 million, a 4.1% increase from the second quarter of fiscal year 1996 at $282.2 million. Revenues in the Lighting Products segment increased 3.0% due to stronger domestic sales of ballast products. Sales levels in the Power Supplies segment increased 1.1% over the prior year. Adjusting performance in the Power Supplies segment for the sale of the domestic transformer business in the first quarter of fiscal 1997, revenues increased 7.6% due to the strong sales growth in the custom power supplies (both foreign and domestic). Motors and Controls revenues increased 6.2% with standard drives sales significantly stronger than the year earlier period and both residential and commercial fractional horsepower products bolstered by continued economic strength.

     The Company's gross profit increased to $55.5 million in the second quarter of fiscal 1997 from $46.6 million in the second quarter of fiscal 1996. The gross profit expressed as a percent of sales improved to 18.9% in the second quarter of fiscal 1997 from 16.5% in the second quarter of fiscal 1996. Gross profit improvement in the second quarter was a function of significantly improved performance in the Lighting Products electronic and magnetic ballast results. Performance within Lighting Products reflected increased domestic production and improved fixed cost coverage with continued benefits from prior moves to lower cost production locations. Performance in standard drives (Motors & Controls segment) increased due to sales volume performance and the Power Supplies segment also contributed positively to the comparisons with the year earlier period.

     Operating Expenses.

     Selling, general and administrative (SG&A) expense was $37.7 million (12.8% of net sales) in the second quarter of fiscal 1997 versus $39.1 million (13.8% of net sales) in the second quarter of fiscal 1996. Reduced spending included lower health and welfare expenses due to plan design changes and favorable cost trends. Lighting Products results reflected lower marketing costs due to reduced warehousing costs and commission expenses. Motors and Controls costs were higher, reflecting the variable marketing costs associated with the higher levels of sales.

     Interest and Other Expense.

     Interest expense of $7.2 million in the second quarter of fiscal 1997 was reduced from the $8.0 million incurred in the second quarter of fiscal 1996. Overall debt levels were responsible for the improvement as increased profitability and lower investments in accounts receivable and inventory supported reductions in bank debt. Interest rates applicable to both LIBOR and prime rate borrowing declined consistent with improved performance as defined under the Bank Loan Agreement. Other expense of $1.1 million in the current quarter improved modestly from the $1.3 million in the second quarter of fiscal 1996.

     Net Income.

     The Company recorded an after tax profit of $5.8 million in the second quarter of fiscal year 1997 compared to a loss of $1.5 million in the second quarter of fiscal 1996. The tax provision in the second quarter of fiscal 1997 was $3.8 million compared to a $.2 million benefit in the second quarter of fiscal 1996.

     SIX MONTHS ENDED DECEMBER 31, 1996 VS 1995

     Net Sales and Gross Profit.

     Net sales for MagneTek in the first six months of fiscal 1997 were $585.1 million, a 5.5% increase over the $554.8 million in the first six months of fiscal 1996. Sales in the Lighting Products segment increased 7.1%. Stronger domestic ballast sales and the introduction of compact fluorescent ballasts in Europe were the significant positive factors. The first six months of sales in the Power Supplies segment increased 4.3% due to continued growth in the European custom power supplies products and favorable revenue increases of domestic product as well. Sales in the Motors and Controls segment also rose by 4.3% due to growth in the fractional (residential and commercial) horsepower products offsetting slightly reduced revenues in generator products. Sales of standard adjustable speed controls (drives) and power conversion (fuel cells) products also contributed to the growth in Motors and Controls.

     Gross profits increased to $110.4 million (18.9% of net sales) in the first six months of fiscal 1997, from $89.7 million (16.2% of net sales) in the first six months of fiscal 1996. Improvement to the gross profit results was heavily influenced by the performance in the Lighting Products segment. A return to normal production levels and higher sales volumes aided domestic results. European (Germany) ballast gross profits more than doubled on slightly lower sales volume but remained at levels which cannot yet absorb selling, general and administrative costs to achieve operating profitability. Power Supplies results were bolstered by favorable volume and mix of custom power supplies both in Europe and domestically and more than offset diminished levels of gross profits associated with special purpose (recreational vehicle) power supplies sales. Motors and Controls results were positively impacted by residential fractional horsepower results which benefited from continued strength in housing and related sectors. Generator results were slightly diminished from the first six months of fiscal 1996 due to lower sales and production.

     Operating Expenses.

     Selling, general and administrative (SG&A) expense was $76.6 million (13.1% of net sales) in the first six months of fiscal 1997 versus $76.9 million (13.9% of net sales) in the first six months of fiscal 1996. Lower marketing costs in Lighting Products resulted from lower inventory levels which reduced warehousing and related costs and reduced expenses associated with sales costs. Offsetting these reductions, Lighting Products saw increased consulting expenses aimed at reducing manufacturing inefficiencies. The Company's modification of its health plan design also reduced costs from the prior six months.

     Interest and Other Expense.

     Interest expense of $14.7 million in the first six months of fiscal 1997 was reduced from the $16.6 million incurred in the first six months of fiscal 1996. Significant working capital improvements and improved profitability have reduced debt levels. Interest rates are slightly lower and have also contributed to the reduced interest expense. Other expense of $2.1 million is favorable to the $2.4 million of expense in the first six months of fiscal 1996.

     Net Income.

     The Company recorded an after tax income of $10.1 million in the first six months of fiscal 1997 versus an after tax loss of $5.1 million in fiscal 1996. The improvement was primarily driven by the expanded operating profit results. The tax provision for the initial six months in fiscal 1997 was $6.8 million versus a tax benefit of $1.1 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Long term borrowings outstanding as of December 31, 1996 (including the current portion) totaled $297.3 million decreased from the $322 million as of June 30, 1996. The decrease in long term borrowings resulted primarily from the improved working capital levels in accounts receivable and inventory and profit performance through the first six months of fiscal year 1997. In September of 1996, the Company sold the assets and liabilities of its Jefferson Transformer business for cash and a note receivable aggregating $3.5 million. The cash proceeds from the transaction were used to reduce borrowings under the Company's Bank Loan Agreement. As of December 31, 1996 the Company had approximately $73 million of borrowing capacity under its Bank Loan Agreement. Year to date cash outflows associated with the Company's repositioning reserves approximate $3 million. The Company's total cash outflows for fiscal year 1997 for the repositioning program is not expected to exceed $15 million.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Employment Agreement dated as of June 1, 1996 between the Company and Ronald N. Hoge

          10.2  MagneTek, Inc. Deferral Investment Plan

          10.3  MagneTek, Inc. Performance-Based Pension Restoration Plan

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MAGNETEK, INC.
                                                (Registrant)



Date: February 6, 1997
                                       --------------------------------
                                               David P. Reiland
                                           Executive Vice President
                                          and Chief Financial Officer
                                        (Duly authorized officer of the
                                            registrant and principal
                                               financial officer)