Form 10-Q
period 1997-03-31
MAGNETEK INC
filed 1997-05-08
CIK 751085

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

(Mark One)
[   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997
                                   OR
[       ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------

Commission file number 1-10233
                               -------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of May 8th, 1997: 25,990,744 shares.

PART I.   FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial position as of March 31, 1997 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1997 and 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and nine months ended March 31, 1997 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1

                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 and JUNE 30, 1996
                             (amounts in thousands)

ASSETS                                            March 31            June 30
------                                           -----------        -----------
                                                 (unaudited)
Current assets:
  Cash                                           $     5,007        $       871
  Accounts receivable                                190,051            201,814
  Inventories                                        182,793            203,265
  Prepaid expenses and other                          28,328             26,902
                                                 -----------        -----------
   Total current assets                              406,179            432,852
                                                 -----------        -----------
Property, plant and equipment                        404,042            383,498

Less-accumulated depreciation
 and amortization                                    226,324            207,079
                                                 -----------        -----------
                                                     177,718            176,419
                                                 -----------        -----------
Net assets of discontinued operations                      -              1,174

Goodwill                                              31,086             30,668

Deferred financing costs,
 intangible and other assets                          38,196             37,661
                                                 -----------        -----------
Total Assets                                     $   653,179        $   678,774
                                                 -----------        -----------
                                                 -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                               $    91,549        $   104,273
  Accrued liabilities                                132,798            126,399
  Current portion of long-term debt                    2,935              2,895
                                                 -----------        -----------
     Total current liabilities                       227,282            233,567
                                                 -----------        -----------

Long-term debt, net of current portion               281,152            319,128

Other long-term obligations                           72,146             71,633

Deferred income taxes                                 11,985             12,888

Commitments and contingencies

Stockholders' equity
   Common stock                                          258                255
   Other                                              60,356             41,303
                                                 -----------        -----------
   Total stockholder's equity                         60,614             41,558
                                                 -----------        -----------
Total Liabilities and
    Stockholders' Equity                         $   653,179        $   678,774
                                                 -----------        -----------
                                                 -----------        -----------


                            See accompanying notes

                               MAGNETEK, INC.
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                         FOR THE THREE MONTHS ENDED
                          MARCH 31, 1997 and 1996
                (amounts in thousands except per share data)
                                (unaudited)

                                                      1997              1996
                                                      ----              ----
Net sales                                         $  301,391        $  301,628
Cost of sales                                        236,719           249,116
                                                    --------          --------
Gross profit                                          64,672            52,512
Selling, general and administrative                   41,048            40,677
                                                    --------          --------
Income from operations                                23,624            11,835
Interest expense                                       6,953             7,545
Other expense, net                                     1,077             1,198
                                                    --------          --------
Income before provision for
 income taxes and extraordinary item                  15,594             3,092
Income taxes                                           6,396             1,668
                                                    --------          --------
Income before extraordinary item                       9,198             1,424
Extraordinary item (net of taxes)                      ( 170)                -
                                                    --------          --------
Net income                                        $    9,028          $  1,424
                                                    --------          --------
                                                    --------          --------
EARNINGS PER COMMON SHARE

Primary:
Income before extraordinary item                  $     0.34          $   0.06
Extraordinary item                                     (0.01)                -
                                                    --------          --------
Net income                                        $     0.33          $   0.06
                                                    --------          --------
                                                    --------          --------
Fully diluted:
Income before extraordinary item                  $     0.32               *
Extraordinary item                                     (0.01)
                                                    --------          --------
Net Income                                        $     0.31               *
                                                    --------          --------
                                                    --------          --------


    * Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                             See accompanying notes

                                  MAGNETEK, INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENTS
                             FOR THE NINE MONTHS ENDED
                              MARCH 31, 1997 and 1996
                    (amounts in thousands except per share data)
                                   (unaudited)

                                                      1997              1996
                                                    --------          --------
Net sales                                         $  886,508        $  856,460
Cost of sales                                        711,454           714,245
                                                    --------          --------
Gross profit                                         175,054           142,215
Selling, general and administrative                  117,661           117,600
                                                    --------          --------
Income from operations                                57,393            24,615
Interest expense                                      21,682            24,097
Other expense, net                                     3,211             3,589
                                                    --------          --------
Income (loss) before provision for
 income taxes and extraordinary item                  32,500           ( 3,071)
Income taxes                                          13,231               573
                                                    --------          --------
Income (loss)before extraordinary item                19,269           ( 3,644)
Extraordinary item (net of taxes)                     ( 170)                 -
                                                    --------          --------
Net income (loss)                                  $  19,099        $  ( 3,644)
                                                    --------          --------
                                                    --------          --------
EARNINGS (LOSS) PER COMMON SHARE

Primary:
Income (loss) before extraordinary item            $    0.74            ( 0.15)
Extraordinary item (net of taxes)                      (0.01)                -
                                                    --------          --------
Net income (loss)                                  $    0.73        $   ( 0.15)
                                                    --------          --------
                                                    --------          --------
Fully diluted:
Income before extraordinary item                   $    0.71                *
Extraordinary item                                     (0.01)               -
                                                    --------          --------
Net income (loss)                                  $    0.70                *
                                                    --------          --------
                                                    --------          --------

    * Per share amounts on a fully diluted basis have been omitted as such amounts are anti-dilutive in relation to primary per share amounts.

                             See accompanying notes

                                  MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (amounts in thousands)
                                   (unaudited)


                                                       1997             1996
                                                     -------          -------
Cash flows from operating activities:

Net income (loss)                                  $  19,099        $  ( 3,644)

Adjustments to reconcile net income
 to net cash provided by
  operating activities:
    Depreciation and amortization                     28,987            29,645
    Changes in operating assets and liabilities

    of continuing operations                          15,384            19,377
                                                   ---------
Total adjustments                                     44,371            49,022
                                                   ---------        ----------

Net cash provided by operating activities:            63,470            45,378
                                                   ---------        ----------
Cash flows from investing activities:

Proceeds from sale of businesses and assets            2,017            75,883
Capital expenditures                                (25,111)           (28,265)
Other investments                                   ( 1,329)           (    17)
                                                   ---------        ----------
Net cash provided by (used in) investing activities (24,423)            47,601
                                                   ---------        ----------
Cash flows from financing activities:

Proceeds from issuance of common stock                 3,250               352
Repayment of bank and other long-term obligations   (37,936)           (88,578)
Increase in deferred financing costs                (   225)           (   276)
                                                   ---------        ----------
Net cash used in financing activities               (34,911)           (88,502)
                                                   ---------        ----------


                           (continued on next page)

                                  MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (amounts in thousands)
                                   (unaudited)

                                                       1997              1996
                                                       ----              ----
Net cash used in discontinued operations                   -            (2,785)
                                                    --------           --------
Net increase in cash                                   4,136              1,692
Cash at the beginning of period                          871                311
                                                    --------           --------
Cash at the end of period                           $  5,007           $  2,003
                                                    --------           --------
                                                    --------           --------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                       $ 17,594           $ 22,434
     Income Taxes                                   $  1,552           $  4,051



                            (see accompanying notes)

                                 MAGNETEK, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                     (All dollar amounts are in the thousands)
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month and nine month periods ended March 31, 1997 and 1996 each contained thirteen weeks and thirty nine weeks respectively.

     REVENUE RECOGNITION - The Company's policy is to record and recognize sales only upon shipment.

     ACCOUNTING FOR STOCK OPTIONS - As permitted under statement of Financial Accounting standards No 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No 25 "Accounting for Stock Issued to Employees" (APB25), and related interpretations, in accounting for stock based awards to employees. Under APB 25, the Company recognizes no compensation expense with respect to such awards. The Company has adopted the disclosure-only option under SFAS No. 123.

2.   INVENTORIES

     Inventories at March 31, 1997 and June 30, 1996 consist of the following:

                                                    March 31     June 30
                                                   ---------   ---------
        Raw materials and stock parts              $  61,459   $  60,018
        Work-in-process                               40,786      46,354
        Finished goods                                80,548      96,893
                                                   ---------   ---------
                                                   $ 182,793   $ 203,265
                                                   ---------   ---------
                                                   ---------   ---------

3.   REPOSITIONING COSTS AND DISCONTINUED OPERATIONS

     As a result of significant declines in sales and profit margins in both electronic and magnetic ballast product lines during fiscal 1996, the Company conducted a review and analysis of actions required to reduce costs and improve future flexibility and profitability, largely focused on the lighting products business. Upon completion of the review and approval by the Company's Board of Directors, certain reserves were established and charges recorded in the year ended June 30, 1996 to reflect costs associated with repositioning operations, primarily for severance, termination benefits and asset write-downs related to facility closures. Reserves were also established for estimated increases in warranty (primarily related to the electronic ballast product line) and other costs. During the third quarter of fiscal year 1997, approximately $2.8 million of cash outlays were made in connection with the repositioning reserves, for which approximately $1.8 million represented warranty costs and the balance of $1.0 million in severance and other costs. Through the first nine months of fiscal 1997, approximately $5.8 million of net cash outlays have been made against these reserves. Cash outlays for warranty costs through nine months were approximately $3.0 million with severance and other related costs representing the balance of the expenditures. The net cash outlays through March, 1997, include approximately $.8 million of recoveries associated with vendor settlements on certain warranty matters included in the repositioning reserves.

     In January 1994, the Company's Board of Directors adopted a formal plan of disposal for certain businesses in connection with an overall restructuring program designed to focus the Company's resources on the core product lines and reduce debt. During the year ended June 30, 1996, the Company had completed the sale of substantially all remaining discontinued operations with the total net proceeds aggregating over $200 million, which was used to repay debt. The Company retains certain indemifications related to these businesses which through the first nine months of fiscal 1997 resulted in minimal cash outlays.

4.   LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

     Due to the positive operating cash performance in the first quarter of fiscal 1997, the Company's borrowing rates were reduced in the second quarter of fiscal 1997 by fifty basis points from the rates in effect at the end of fiscal 1996. Rates on borrowings under the Bank Loan Agreement previously quoted as LIBOR plus two and one quarter percent or prime rate plus one percent were reduced to LIBOR plus one and three quarters percent or prime plus one half percent. Based upon improvements made during the Company's second fiscal quarter, an additional twenty five basis point reduction in the borrowing rates was effective as of January, 1997. Continued positive performance through the Company's third fiscal quarter has resulted in further interest rate reductions. Effective at the end of April, 1997, borrowings under the LIBOR option will have a one and a quarter percent adder and prime rate borrowings will have no premium added to the base rate.

     During the quarter ended March 31, 1997, the Company repurchased $5 million of its 10 3/4 percent Senior Subordinated Notes (Notes) in open market transactions at a price of 105 percent of face value. The premium paid together with the remaining unamortized portion of issue costs associated with the repurchased Notes is included as an extraordinary item (net of tax benefits) in the accompanying Condensed Consolidated Income Statements. Subsequent to quarter end, the Company repurchased in open market transactions an additional $10.8 million of Notes at prices of 104.5 and
     104.75 percent of face value, which will result in an extraordinary fourth quarter charge of $.3 million (net of tax benefits) related to this transaction.

5.   COMMITMENTS AND CONTINGENCIES

     The Company and certain of its subsidiaries have been named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper"), alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the Cooper litigation is the question of which party has responsibility in connection with pending lawsuits (the "lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the lawsuits and that certain insurance coverage available to Cooper should be applied to the lawsuits. The Company intends to litigate its position vigorously.

     In 1994, the Company sold the assets of one of its subsidiaries to Patriot Sensors and Controls ("Patriot") pursuant to an agreement which provides that the parties will share responsibility for most of the lawsuits over a five year period, with Patriot bearing full responsibility for such lawsuits thereafter. Patriot has stated that it may be financially unable to perform its indemnification obligations with respect to such lawsuits. The Company and Patriot are not currently in litigation.

     Due to (i) the early stage of the Cooper litigation, (ii) the potential that Patriot may or may not perform some or all of its indemnification obligations to the Company, and (iii) the ongoing review of strategies and defenses available to the Company in the lawsuits, it is difficult to predict the outcome of the foregoing legal proceedings. However, management of the Company does not believe that the financial impact of the foregoing legal proceedings will be material.

6.   STOCKHOLDER RIGHTS PLAN

     In March 1997, MagneTek adopted a "Stockholder Rights Plan," structured as follows: ten business days after anyone becomes the beneficial owner of at least 15% of MagneTek's outstanding common stock, every Preferred Stock Purchase Right (a "Right") could be exercised to purchase the number of MagneTek shares whose total market value equals twice the exercise price of the Right (except those held by the 15% stockholder). Initially, the exercise price of each Right is $60, so each holder exercising a Right for $60 would be entitled to receive $120 worth of MagneTek stock.

     Furthermore, if MagneTek is merged into another corporation, or at least half of its assets or earning power are sold (in either case, after someone has acquired at least 15% of MagneTek's stock), every Right (except those held by the 15% stockholder) could be exercised for $60 to receive $120 worth of the acquiring corporation's stock.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 1997 VS 1996
     Net Sales and Gross Profit.
     MagneTek's net sales for the third quarter of fiscal 1997 were $301.4 million, compared to the third quarter of fiscal 1996 results of $301.6 million. Results for the third quarter of fiscal 1996 include approximately $3 million of sales for businesses which were subsequently sold. Adjusting for businesses sold, third quarter fiscal 1997 revenues slightly exceeded revenues for the comparable prior year period. Motors and Controls sales increased 2.8% in the third quarter due primarily to stronger generator and commercial fractional product revenues. Sales for the Lighting Products segment increased 1.7% due largely to increased electronic and compact fluorescent sales partially offset by reduced magnetic ballast sales. Power Supplies sales declined 7.4% after adjusting for the sales of divested businesses. Custom power supplies sales in Europe declined as the Company consciously reduced lower margin personal computer related revenues to improve profitability.

     The Company's gross profits increased to $64.7 million (21.5% of net sales) in the third quarter of fiscal 1997 from $52.5 million (17.4% of net sales) in fiscal 1996. Improvement in gross profits was reflected in each of the segment results, however, Lighting Products performance was the predominant factor affecting over-all results. Electronic, magnetic and compact fluorescent ballasts benefited from stable production coupled with lower manufacturing costs. Higher generator sales volume improved gross profits within Motors and Controls while Power Supplies benefited from a favorable mix of product and lower cost for component parts.

     Operating Expenses.
     Selling, general and administrative (SG&A) expense was $41.0 million (13.6% of net sales) in the third quarter of fiscal 1997 versus $40.7 million (13.5% of net sales) in the third quarter of fiscal 1996. The increase in spending reflected primarily higher expenses associated with stock price based compensation agreements. Personnel procurement and relocation costs were higher as the Company continued to upgrade the capabilities of it's workforce. These costs were partially offset by lower consulting and health and welfare costs.

     Interest and Other Expense.
     Interest expense for the third quarter of fiscal 1997 was $7.0 million compared to $7.5 million in the third quarter of fiscal 1996. Debt levels continued to be reduced as improved working capital performance and profitability provided positive cash flows. In January of 1997, interest rates applicable to the Company's LIBOR and prime rate borrowings were reduced under the Bank Loan Agreement based upon achievement of specified performance levels.

     Net Income.
     The Company recorded an after-tax profit of $9.0 million in the third quarter of fiscal 1997 compared to an after-tax profit of $1.4 million in the third quarter of fiscal 1996. Included in the third quarter fiscal 1997 results was a $.2 million extraordinary charge (net of tax benefits) associated with the early extinguishment of debt (see Note 4).

     NINE MONTHS ENDED MARCH 31, 1997 VS 1996
     Net Sales and Gross Profit.
     Net sales for MagneTek in the first nine months of fiscal 1997 were $886.5 million, a 3.5% increase over the $856.5 million in the initial nine months of fiscal 1996. Sales for the Lighting Products segment increased 5.2% with the largest increase in compact fluorescent product sales. Magnetic and electronic ballast sales also improved domestically but softened in Europe due to weaker economic conditions. Motors and Controls revenues increased 3.8% primarily due to improved sales for residential and commercial horsepower motor products and generators. Drives sales were consistent with the prior year nine-month results with stronger power conversion (fuel cell) sales offset by lower sales of drives products. Sales for the Power Supplies segment (adjusted for the sales of divested businesses) increased 4.4% due to increased sales of custom power supplies and trade magnetics over the earlier nine-month period, partially offset by reduced sales of converters to the recreational vehicle market.

     The Company's gross profits grew to $175.1 million (19.8% of net sales) for the first nine months of fiscal 1997 as compared to $142.2 million (16.6% of net sales) in the prior year nine-month period. Domestic Lighting Products improved gross profit levels by approximately fifty percent. Stable prices and production levels as well as the successful transition to lower cost manufacturing sites were contributing factors. European Lighting ballast gross profits improved significantly from the year earlier period as prices stabilized. Motors and Controls continued penetration of niche markets in residential and commercial fractional applications and generator sales volume increases also contributed to higher gross profits. Custom drives products incurred higher research and development costs associated with development of new products for the elevator market resulting in slightly reduced gross profits from the prior year period. Gross profit levels increased for the Power Supplies segment due to a favorable mix of product and lower costs of components.

     Operating Expenses.
     Selling, general and administrative (SG&A) expense was $117.8 million (13.3% of net sales) in the first nine months of fiscal 1997 versus $117.6 million (13.7% of net sales) in the first nine months of fiscal 1996. Lower marketing and sales costs were offset by higher general and administrative costs. Administrative costs were adversely affected by stock-performance based compensation agreements. Health and welfare costs were favorable to the year earlier period.

     Interest and Other Expense.
     Interest expense in the first nine months of fiscal 1997 was $21.7 million versus $24.6 million in the first nine months of fiscal 1996. Lower interest rates on the Company's variable debt and the achievement of lower working capital balances in the areas of accounts receivable and inventory contributed to decreased debt levels.

     Net Income.
     After-tax net income in the first nine months of fiscal 1997 was $19.1 million compared to an after-tax loss of $3.6 million for the same period in 1996. Increased profitability resulted from enhanced gross profit performance, largely attributable to the Lighting Products segment. Lower interest expense also contributed to the improvement, reflecting the results of the Company's continuing focus on debt reduction. As a result of the foregoing improvements, the Company's tax provision for the initial nine months of fiscal 1997 was $13.2 million compared to a provision of $.6 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

     As of March 31, 1997, long term borrowings (including the current portion) were $284 million as compared to $322 million as of June 30, 1996. The reduction of approximately $38 million is due to the Company's improved profit performance and working capital reductions. In February, the Company purchased $5 million in principal amount of its 10 3/4 percent Senior Subordinated Notes, financed by lower interest borrowings under its Bank Loan Agreement (see Note 4). In April, an additional $10.8 million of the Senior Subordinated Notes were purchased to further reduce interest expense. As of March 31, 1997, the Company had approximately $84 million of borrowing capacity under its Bank Loan Agreement. Net cash outflows through the first nine months of fiscal 1997, specific to the Company's repositioning reserves were $5.8 million (see Note 3).

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company and certain of its subsidiaries have been named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper"), alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the Cooper litigation is the question of which party has responsibility in connection with pending lawsuits (the "lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the lawsuits and that certain insurance coverage available to Cooper should be applied to the lawsuits. The Company intends to litigate its position vigorously.

          In 1994, the Company sold the assets of one of its subsidiaries to Patriot Sensors and Controls ("Patriot") pursuant to an agreement which provides that the parties will share responsibility for most of the lawsuits over a five year period, with Patriot bearing full responsibility for such lawsuits thereafter. Patriot has stated that it may be financially unable to perform its indemnification obligations with respect to such lawsuits. The Company and Patriot are not currently in litigation.

          Due to (i) the early stage of the Cooper litigation, (ii) the potential that Patriot may or may not perform some or all of its indemnification obligations to the Company, and (iii) the ongoing review of strategies and defenses available to the Company in the lawsuits, it is difficult to predict the outcome of the foregoing legal proceedings. However, management of the Company does not believe that the financial impact of the foregoing legal proceedings will be material.

ITEM 2.   CHANGES IN SECURITIES

          In March 1997 MagneTek adopted a "Stockholder Rights Plan" as described in the Current Report on Form 8-K referred to in Item 6 below.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          10.1 MagneTek, Inc. Directors' Deferral Investment Plan
          10.2 Unsecured Promissory Note dated March 19, 1997 of Ronald N. Hoge
          10.3 Non-Qualified Stock Option Agreement between MagneTek, Inc. and Ronald N. Hoge
          10.4 Non-Qualified Stock Option Agreement between MagneTek, Inc. and Brian R. Dundon
          10.5 Non-Qualified Stock Option Agreement between MagneTek, Inc. and David P. Reiland
          10.6 Non-Qualified Stock Option Agreement between MagneTek, Inc. and John E. Steiner

          10.7 Non-Qualified Stock Option Agreement between MagneTek, Inc. and Antonio Canova


     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on March 14, 1997 (dated March 3, 1997) reporting the adoption of a Stockholder Rights Plan and containing a brief description of the preferred stock purchase rights issued thereunder.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MAGNETEK, INC.
                                                     (Registrant)


     Date: May 8, 1997
                                      --------------------------------------
                                                 David P. Reiland
                                             Executive Vice President
                                           and Chief Financial Officer
                                         (Duly authorized officer of the
                                             registrant and principal
                                                financial officer)