Form 10-K
period 1997-06-30
MAGNETEK INC
filed 1997-09-30
CIK 751085

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                  ------------------

                                      FORM 10-K

(Mark One)

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended June 30, 1997

                                          OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            Commission file number 1-10233

                                  ------------------


                                    MAGNETEK, INC.
                (Exact name of Registrant as specified in its charter)


               DELAWARE                                95-3917584
     (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                 Identification No.)

         26 CENTURY BOULEVARD
         NASHVILLE, TENNESSEE                            37214
(Address of Principal Executive Offices)              (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (615) 316-5100
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                 NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
         --------------------                  -------------------------
     Common Stock, $.01 par value               New York Stock Exchange
     Preferred Stock Purchase Rights            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 17, 1997) was $655,970,706.

         The number of shares outstanding of the Registrant's Common Stock, as of September 17, 1997, was 31,088,876 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the MagneTek, Inc. 1997 Annual Report to Shareholders for the year ended June 30, 1997 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the MagneTek, Inc. 1997 Annual Report to Shareholders is not deemed filed as part of this Report.

         Portions of the MagneTek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997 are incorporated by reference into Part III hereof.

                                    MAGNETEK, INC.

                              ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997 (1)

                                                                            PAGE
                                                                            ----

ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6


ITEM 3.  LEGAL PROCEEDINGS.. . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.. . . . . . .   9

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.. . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 6.  SELECTED FINANCIAL DATA.. . . . . . . . . . . . . . . . . . . . .  10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.. . . . . . . . . . . . . . . . . . . .  10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.. . . . . . . . . . .  10

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . .  10

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . .  10

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .  13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .  13

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


--------------------------------

  (1) The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the year ended on June 30. Fiscal years 1997, 1996 and 1995 contained 52 weeks.

                                        PART I

ITEM 1.  BUSINESS.

GENERAL

         The electrical equipment industry is characterized by diverse markets, global competition and relatively high barriers to entry due to intensive capital requirements and required access to market channels. MagneTek, Inc. ("MagneTek" or the "Company") has historically pursued a growth strategy designed to achieve the size necessary to compete with domestic and foreign electrical equipment markets. During the late 1980s and early 1990s, the Company grew rapidly, primarily through acquisitions of electrical equipment businesses supplemented by internal growth. This growth enabled the Company to capture significant shares of a number of electrical product and service markets, while reducing manufacturing costs through economies of scale and vertical integration. However, the debt incurred to finance most of the Company's acquisitions left it with relatively high financial leverage.

         During the fiscal year ended June 30, 1994, MagneTek's Board of Directors approved a restructuring plan to reduce debt by divesting product lines peripheral to the Company's primary electrical equipment manufacturing businesses. The restructuring program entailed the discontinuation and sale of operations related primarily to the utility, military and heavy industrial markets (see Note 2 to Consolidated Financial Statements). As of June 30, 1996, the Company had completed the sale of all discontinued operations, and the proceeds have been applied to reduce debt outstanding as contemplated by the restructuring plan.

         Ronald Hoge joined the Company as President and CEO in June 1996 and under his leadership, the Company initiated a review to reposition its operations, reduce operating costs and improve profitability. Certain reserves were established in connection with this review (see Note 2 to Consolidated Financial Statements). During fiscal 1997, the Company commenced a review of the economic benefits of vertical integration and the cost/quality comparison of in-house capabilities versus outsourcing. The outcome of this review is expected to result in an increase in outsourcing. The Company also analyzed quality systems resulting in the initiation of a "Six Sigma" program to improve quality performance throughout the Company. Information systems capabilities were also reviewed and a comprehensive systems upgrade will begin in fiscal 1998.

         The Company operates in three business segments: MOTORS AND CONTROLS, which includes fractional and integral horsepower electric motors, medium voltage generators and electronic variable speed drives; LIGHTING PRODUCTS, including magnetic and electronic ballasts; and POWER SUPPLIES, including electronic power supplies and small transformers.

MOTORS AND CONTROLS SEGMENT

         GENERAL. The Motors and Controls segment, which accounted for 46% of the Company's net sales in fiscal 1997, manufactures equipment in two product groups: Motors and Generators, including fractional and integral horsepower electric motors and medium voltage generators, and Drives and Systems, including, electronic adjustable speed drives and drive systems. The Company's European operations represented less than 3% of the segment's total net sales in fiscal 1997. MagneTek has expanded its existing motor and generator operations in Hungary and maintains a 55% ownership of a joint venture in China which produces generators for consumption in Asia. One customer, Caterpillar, Inc., accounted for 16% of the segment's total net sales in fiscal 1997.

         MOTOR AND GENERATOR PRODUCTS. During fiscal 1997, sales of Motor and Generator products represented 83% of Motors and Controls segment revenues. MagneTek electric motors, most of which use alternating current ("AC") power, range in size from 1/8 to 500 horsepower. Based on frame sizes established by the National Electric Manufacturers Association ("NEMA"), motors from 1/8 to 5 horsepower are designated fractional-horsepower ("FHP") motors. FHP motors are used in both residential applications, primarily in appliances, such as room air conditioners, dehumidifiers and ventilators, as well as pool and spa pumps, and in commercial applications such as heating, ventilating and air conditioning ("HVAC"), food service and agribusiness. MagneTek integral-horsepower ("IHP") motors ranging up to 500 horsepower, are used primarily in commercial HVAC, mining, petrochemical and commercial laundry applications. MagneTek also manufactures direct current ("DC") motors, ranging in size from 1/6 to 3 horsepower, used in variable speed applications such as conveyors, material handling and packing equipment, exercise equipment and machine tools.

         Approximately 73% of MagneTek's motors are sold to original equipment manufacturers ("OEMs") primarily through the Company's direct sales force. The rest are marketed through a network of approximately 3,500 distributors, primarily for the purpose of replacement.

         Generators manufactured by the Company range in size from 50 kilowatts ("KW") to 2,250 KW. Over 93% of generator sales are to Caterpillar, Inc., which manufactures and sells engine generator units for prime and standby power applications.

         DRIVES AND SYSTEMS. Sales of drives and drive systems accounted for 17% of the Motors and Controls segment's total net sales for fiscal 1997. The Company's electronic variable speed drives and drive systems adjust and control the speed and torque of electric motors. They are used in applications involving HVAC, paper converting, wire drawing, extrusion elevators, machine tools and material handling equipment. MagneTek drives and drive systems are sold primarily to OEMs and end users through a specialized engineering oriented sales force as well as through electrical distributors for industrial plant and replacement purposes.


         BACKLOG. The Company's backlog in the Motors and Control segment as of June 30, 1997 was $69.6 million compared to $85.3 million at the end of fiscal 1996. Decreased backlog was primarily a function of reduced lead times for FHP motors with residential applications. With continued improvement in cycle times and enhanced production capabilities, overall responsiveness has improved and has reduced the need for customers to place orders over extended time frames.

         COMPETITION. The principal competitors of the Company in Motor and Generator products are Emerson Electric Company, General Electric Company, Baldor Electric Company, A.O. Smith and Onan. The principal competitors in Drives and Systems are Emerson Electric Company, Allen Bradley and Eaton Corporation. Certain of these competitors have substantially greater resources than the Company. The Company competes principally on the basis of customer service and engineering capabilities, product quality and price.

LIGHTING PRODUCTS SEGMENT

         GENERAL. The Lighting Products segment accounted for 40% of MagneTek's net revenues in fiscal 1997. This segment manufactures lighting ballasts, which supply power to start and operate gas-filled electric lamps, in the United States, Mexico and Europe. Ballasts manufactured by the Company include fluorescent and high intensity discharge ("HID") types, both magnetic and electronic. European operations accounted for 19% of the segment's total net sales in fiscal 1997; and Lithonia Lighting, a domestic lighting fixture OEM, accounted for 11% of segment sales. The Company is in the process of relocating certain specialty lighting product lines previously manufactured in Germany to Hungary to reduce manufacturing costs. This relocation is expected to be complete by the end of calendar year 1997.

         MAGNETIC AND HID BALLASTS. Sales of magnetic ballasts (including HID) accounted for 50% (40% in the U.S. and 10% in Europe) of the segment's net sales in fiscal 1997. Magnetic fluorescent ballasts are used primarily in standard fluorescent lighting fixtures in office, commercial and residential applications, as well as various types of specialty lighting applications, including both indoor and outdoor displays and signs. HID ballasts are used in lighting fixtures in industrial and municipal applications, such as street lighting, outdoor security and parking lot lighting, indoor factory and warehouse illumination and sports venue lighting. In the U.S. approximately 65% of the Company's magnetic fluorescent and HID ballasts are sold directly to lighting fixture OEMs. The rest are sold through independent manufacturers' representatives to more than 1,600 independent distributors nationwide. In Europe, sales are made through a combination of the Company's direct sales force and sales agents, primarily to OEMs.

         ELECTRONIC BALLASTS. While initial costs to consumers are higher than magnetic ballasts, electronic fluorescent ballasts can provide greater savings through reduced energy consumption. Sales of electronic ballasts, primarily in the U.S., accounted for 33% of the segment's total net sales in fiscal 1997.
The Company anticipates a continuing shift in demand toward electronic ballasts from magnetic products as more end-users focus on long-term operating efficiency and as the cost of electronic ballasts declines. Certain of the recent repositioning actions taken by the Company are intended to accommodate this demand change. Electronic ballasts are sold through essentially the same channels as magnetic ballasts.

         On August 28, 1997, the Company announced an agreement with General Electric Company ("GE") wherein GE will become the exclusive distributor in North America of the Company's linear electronic ballasts. The product will be co-branded with the MagneTek and GE names. The Company will continue to sell magnetic and HID ballasts through its traditional market channels and linear electronic ballasts directly to OEM customers. The agreement also contemplates possible future joint product development for electronic lighting products.

         BACKLOG. Lighting Products segment backlog as of June 30, l997 was $29.0 million compared to $31.5 million at the end of fiscal 1996. The backlog decline reflects a continued trend by customers to demand reduced lead times and increasing customer responsiveness.

         COMPETITION. MagneTek's primary competitors in the lighting ballast business in the U.S. are Advance Transformer (a division of North American Phillips) and Motorola, and in Europe, Schwabe, Helvar and Zumtobel. Some of these companies have substantially greater resources than MagneTek, which competes principally on the basis of customer service, engineering capability, product quality and price.

POWER SUPPLIES SEGMENT

         GENERAL. The Power Supplies segment accounted for 14% of the Company's net revenues in fiscal 1997. This segment manufactures electronic power supplies and various small component and specialty transformers. European operations accounted for 57% of the Power Supplies segment revenues in fiscal 1997. Two customers, IBM (30% of the segment's net sales in fiscal 1997) and Siemens (14% of the segment's net sales in fiscal year 1997), are important to the revenue base for the segment. Electronic power supplies manufactured by MagneTek are used primarily in data processing and telecommunications equipment. The Company also manufactures power converters for recreational vehicles and boats, as well as component and specialty transformers incorporated in a wide range of electronic equipment.

         BACKLOG. Power Supplies segment backlog as of June 30, 1997 was $57.5 million compared to $62.2 million as of the end of fiscal 1996. The decrease in backlog reflects reduced orders in the European operations due to shorter lead time requirements and the sale of a domestic power distribution transformer product line.

INTERNATIONAL OPERATIONS

         MagneTek's European operations include ballast and power supply production in Italy, Germany and Hungary and motor manufacturing in the United Kingdom and Hungary. The Company has initiated generator production in China and has recently organized a sales office in Hong Kong. In addition, the Company is continuing to expand its manufacturing capabilities in Mexico. During the second half of fiscal 1998, MagneTek expects to begin production of ballasts and power supplies in a facility in Reynosa, Mexico. The Company's international sales, including sales from domestic operations, during fiscal 1997 accounted for 22% of the Company's net sales.

SUPPLIERS AND RAW MATERIALS

         The Company has historically manufactured many of the materials and components used in its products, including ballast and motor laminations and capacitors. The Company also draws its own magnet wire primarily for products in the Ballasts and Transformers segment. As described below, based upon an analysis of the costs and benefits of the Company's historical level of vertical integration, the Company has begun increasingly to outsource certain component parts that were previously produced internally.

         Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 1997 approximately 58% of the Company's cost of sales was for the purchase of direct materials. Production requirements depend heavily on steel, copper and aluminum, as well as certain electronic components. The Company generally negotiates prices with steel vendors on an annual basis. The Company purchases copper for the Ballasts and Transformers segment primarily in rod form for drawing its own magnet wire and for the Motors and Controls segment in the form of finished magnet wire. The Company seeks to mitigate its exposure to fluctuations in copper prices through short-term hedging programs as well as through forward-contract arrangements with magnet wire suppliers. The Company purchases its aluminum requirements based upon the spot prices at delivery.

         The Company has recently entered into agreements with third party suppliers to provide certain component parts for its ballast products. These arrangements are expected to allow the Company to capitalize on third party expertise resulting in lower total costs and higher quality versus internal product. Outsourcing will continue in those areas where the Company lacks economics of scale or technical expertise and is expected to apply to all of the Company's business segments. The Company expects to focus internal production of components where the Company has competitive advantages in cost, quality and delivery.

RESEARCH AND DEVELOPMENT

         Research and development activities are conducted by the respective operating divisions and are directed toward enhancement of the existing products and development of new products. Advanced technologies are being developed in four main development centers and future development is sponsored by the Company and conducted by leading universities. Total research and development expenditures were approximately $23.6 million, $21.5 million and $23.6 million, respectively for the 1997, 1996 and 1995 fiscal years.

TRADEMARKS AND PATENTS

         The Company holds numerous patents and believes that it holds all the patent, trademark and other intellectual property rights necessary to conduct its business.

EMPLOYEES

         At the end of fiscal 1997, the Company had approximately 1,900 salaried employees and approximately 11,900 hourly employees, of whom approximately 4,900 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

ENVIRONMENTAL MATTERS

         GENERAL. The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response to such a discovery, the Company conducts remediation activities to bring the facility into compliance with applicable laws and regulations. Except as described below, the Company's remediation activities for fiscal 1997 did not entail material expenditures, and its remediation activities for fiscal 1998 are not expected to entail material expenditures. Future discoveries of contaminated areas could entail material expenditures, depending upon the extent and nature of the contamination.

         CENTURY ELECTRIC (McMINNVILLE, TENNESSEE). Prior to its purchase by the Company in 1986, Century Electric, Inc. ("Century Electric") acquired a business from Gould Inc. ("Gould") in May 1983 which included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any PCBs at the McMinnville facility (the "1983 Indemnity"). Investigation has revealed the presence of PCBs and other substances, including solvents, in portions of the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples. Century Electric has kept the Tennessee Department of Environment and Conservation, Division of Superfund, apprised of test results from the investigation. The McMinnville plant has been listed as a Tennessee Inactive

Hazardous Substance Site, a report on that site has been presented to the Tennessee legislature, and community officials and plant employees have been notified of the presence of contaminants as above described. In 1995, Gould completed an interim remedial measure of excavating and disposing onsite soil containing PCBs. Gould also conducted preliminary investigation and cleanup of certain onsite and offsite contamination. The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined. The Company believes that the costs for further onsite and offsite cleanup (including ancillary costs) are covered by the 1983 Indemnity. While the Company believes that Gould will continue to perform under its indemnity obligations, Gould's failure to perform such obligations could have a material adverse effect on the Company.

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

         INDEMNIFICATION OBLIGATIONS FROM RESTRUCTURING. In selling certain business operations, the Company from time to time has agreed, subject to various conditions and limitations, to indemnify buyers with respect to environmental liabilities associated with the acquired operations. The Company's indemnification obligations pursuant to such agreements did not entail material expenditures for fiscal 1997, and its indemnification obligations for fiscal 1998 are not expected to entail material expenditures. Future expenditures pursuant to such agreements could be material, depending upon the nature of any future asserted claims subject to indemnification.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

         This document contains "forward-looking statements" as defined on the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company. These include but are not limited to economic conditions in general, business conditions in electrical and electronic equipment markets, competitive factors such as pricing and technology, and the risk that the Company's ultimate costs of doing business exceed present estimates. Further information on factors which could affect MagneTek's financial results, are described in the Company's filings with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES.

         MagneTek's headquarters and each of its principal facilities for the continuing operations of the Company are listed below, each of which is owned by the Company unless shown as leased.



                                                     APPROXIMATE
   LOCATION                        LEASE TERM       SIZE (SQ. FT.)                              PRINCIPAL USE
   --------                        ----------       --------------                              -------------
Altavista, Virginia                    --              108,000                            Motor manufacturing

Bridgeport, Connecticut               1999             100,000                        Capacitor manufacturing







                                                     APPROXIMATE
   LOCATION                        LEASE TERM       SIZE (SQ. FT.)                              PRINCIPAL USE
   --------                        ----------       --------------                              -------------

Budapest, Hungary                     2002             154,000                            Motor manufacturing

Cegled, Hungary                        --              152,000                            Motor manufacturing

Fuzhou, People's
  Republic of China                   2016             100,000                        Generator manufacturing

Gainsborough
  Lincolnshire,
  England                              --               44,000                            Motor manufacturing

Gallman, Mississippi            1999 plus options      130,000                                      Wire mill
                                     to 2073

Goodland, Indiana                      --               75,000                          Component transformer
                                                                                                manufacturing

Gordonsville, Tennessee               2004              68,000                            Motor Manufacturing

Huntington, Indiana                    --              157,000                     Converter and power supply
                                                                                                manufacturing

Huntsville, Alabama                    --               75,000               Electronic ballast manufacturing
                                                                               and power electronics research
                                                                                       and development center

Juarez, Mexico                       Various           220,000                            Motor manufacturing

LaVergne, Tennessee                   1999             188,000                            Distribution center

Lexington, Tennessee                  --               449,000                            Motor and generator
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

Mainaschaff, Germany                 Various           209,257                     Ballast, ignition coil and
                                                                                    transformer manufacturing

Matamoros, Mexico                   Various            320,000                    Ballast, wiring harness and
                                                                                    transformer manufacturing

McMinnville, Tennessee           Options to 2021       275,000                            Motor manufacturing

Mendenhall, Mississippi               2007             251,600                   Fluorescent ballast assembly
                                                                                      and distribution center

Milan, Italy                          --                53,000                          Ballast manufacturing

Nashville, Tennessee                 2005               67,000                         Corporate headquarters

New Berlin, Wisconsin                 2008             122,400                             Drives and systems
                                                                                                manufacturing




                                                     APPROXIMATE
   LOCATION                        LEASE TERM       SIZE (SQ. FT.)                              PRINCIPAL USE
   --------                        ----------       --------------                              -------------

Owosso, Michigan                      --               198,000                            Motor manufacturing

Pomaz, Hungary                    2006, 2007            44,000                       Power supply and ballast
                                                                                                manufacturing

Ripley, Tennessee                      --               84,000                            Motor manufacturing

St. Louis, Missouri             2000 plus option        51,000                  Administration, marketing and
                                     to 2005                                             accounting personnel

Valdarno, Italy                        --              149,000                     Power supply manufacturing



    The Company believes its facilities are in satisfactory condition and are adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS.

PRODUCTS LIABILITY

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

ASBESTOS

         The Company and certain of its subsidiaries have been named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper"), alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the litigation is the question of which party has responsibility in connection with pending lawsuits (the "asbestos lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the asbestos lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the asbestos lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the asbestos lawsuits and that certain insurance coverage available to Cooper should be applied to the asbestos lawsuits. The Company intends to litigate its position vigorously.

         In 1994, the Company sold the assets of one of its subsidiaries to Patriot Sensors and Controls ("Patriot") pursuant to an agreement which provides that the parties will share responsibility for most of the asbestos lawsuits over a five year period, with Patriot bearing full responsibility for the asbestos lawsuits thereafter. Patriot has stated that it may be financially unable to perform its indemnification obligations with respect to the asbestos lawsuits. The Company and Patriot are not currently in litigation.

         Due to (i) the early stage of the Cooper litigation, (ii) the potential that Patriot may or may not perform some or all of its indemnification obligations to the Company, and

(iii) the ongoing review of strategies and defenses available to the Company in the asbestos lawsuits, it is difficult to predict the outcome of the foregoing legal proceedings. However, management of the Company does not believe that the financial impact of the foregoing legal proceedings will be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the stockholders of the Company during the quarter ended June 29, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 1996 and 1997:

         QUARTER ENDING                    HIGH           LOW
         ----------------------------------------------------------

         September 30, 1996               11-5/8          8-l/8
         December 31, 1996               14-1/8          10-5/8
         March 31, 1997                   18-l/8        12-1/4
         June 30, 1997                   18-3/8          14-7/8

         September 30, 1995               13-3/4          12
         December 31, 1995               12-3/8          7-7/8
         March 31, 1996                   8-3/8          6-7/8
         June 30, 1996                   10-3/4          7-3/4

         The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of September 12, 1997, there were approximately 325 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

         MagneTek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 1997 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock unless (i) no event of default exists or would result from such declaration and payment, and (ii) the ratio of the Company and certain subsidiaries' Funded Debt to Capitalization (as such terms are defined in the bank loan agreement) is not more than 0.55 to 1.00.

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by Part II, Items 5, 6, 7 and 8, except for information regarding the Company's dividend policy and related matters, which is provided in response to Item 5, above, is hereby incorporated by reference to the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the current executive officers of the Company.

   NAME                           AGE       POSITION
   ----                           ---       --------

   Andrew G. Galef                64        Chairman of the Board of Directors

   Ronald N. Hoge                 52        President, Chief Executive Officer
                                              and Director

   Antonio Canova                 55        Executive Vice President

   Brian R. Dundon                51        Executive Vice President

   Gerard P. Gorman               45        Executive Vice President

   John E. Steiner                53        Executive Vice President

   Daryl D. David                 43        Senior Vice President, Human
                                              Resources and Administration

   Alexander Levran, Ph.D.        47        Senior Vice President, Technology

   David P. Reiland               43        Senior Vice President and Chief
                                              Financial Officer

   James E. Schuster              44        Senior Vice President, Operations

   John P. Colling, Jr.           41        Vice President and Treasurer

   Nancy M. Falls                 41        Vice President, Investor Relations

   Thomas R. Kmak                 47        Vice President and Controller

   NAME                           AGE       POSITION
   ----                           ---       --------

   Samuel A. Miley                40        Vice President, General Counsel and
                                              Secretary

   Dennis L. Hatfield             49        Assistant Vice President,
                                              Facilities and Environmental
                                              Affairs

         Mr. Galef has been the Chairman of the Board of Directors since July 1984. He also is the Chairman of the Nominating and Corporate Governance Committee. Mr. Galef was the Chief Executive Officer of the Company from September 1993 until June 1996. He has been President of The Spectrum Group, Inc. ("Spectrum"), a private investment and management firm, since its incorporation in California in 1978 and its Chairman and Chief Executive Officer since 1987. Prior to the formation of Spectrum, Mr. Galef was engaged in providing professional interim management services to companies with serious operating and financial problems. Mr. Galef is presently a director of Warnaco, Inc., a diversified apparel manufacturer, and its parent, The Warnaco Group, Inc., and was formerly Chairman of Aviall, Inc., a company providing aircraft engine refurbishment and related products and services, and Exide Corporation, a manufacturer of automotive and industrial batteries. Mr. Galef also currently serves as a director, and was formerly the Chairman, of Petco Animal Supplies, Inc. In addition, Mr. Galef serves as chairman or a director of other privately held Spectrum portfolio companies.

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

         Mr. Gorman joined MagneTek in November 1996 from General Electric Environmental Services, Inc. ("GEESI"), where he was President. A wholly owned subsidiary of the General Electric Company, GEESI supplies air pollution control equipment and services to government, utility and industrial customers worldwide. From 1991 to 1994, Mr. Gorman was President of Woodward-Clyde International ("WCI"), a unit of Woodward-

Clyde Group, Inc., and prior to his association with WCI, he served in positions of increasing responsibility with Ebasco Services, Inc. He holds a BS degree in Industrial & Mechanical Engineering from Pratt Institute, New York, and an MBA from New York University, and is a graduate of the International Strategic Planning Program of the Wharton School of Business.

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

         Mr. Schuster was elected to the Company's new position of Senior Vice President of Operations in July 1996. From October 1995 to July 1996,
Mr. Schuster was Vice President of Operations of the Aerospace Equipment Systems Division at AlliedSignal Inc. where he was responsible for 11 sites and approximately 6,000 employees. Before joining AlliedSignal, Mr. Schuster spent 15 years working for the Naval Systems Division of Westinghouse Electric Corporation in various positions, including as Manager of Operations from July 1988 to July 1995. He was also appointed to Westinghouse Electric's Corporate Engineering and Manufacturing Advisory Council in 1992.

         Mr. Colling has been Vice President of the Company since July 1990, Treasurer of the Company since June 1989 and was assistant treasurer of the Company from July 1987 to June 1989. Prior to that, Mr. Colling was the assistant treasurer of Century Electric, where he served in various capacities since August 1981.

         Ms. Falls has been Vice President, Investor Relations since July 1997. Prior to joining the Company, Ms. Falls spent 13 years with Shawmut Bank where she served in positions of increasing responsibility, most recently as Senior Vice President, Loan Syndications, a function which she helped to establish. From 1981 to 1983, she was Assistant Vice President of Allied Bank International, New York, following two years as International Credit Manager of First Tennessee Bank.

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

         Mr. Miley joined the Company in February 1990 as Vice President, General Counsel and Secretary. Prior to that time, he was an attorney with the law firms of Sheppard, Mullin, Richter & Hampton in Los Angeles, California from March 1986 until January 1990 and Sidley & Austin in Chicago, Illinois from May 1982 until March 1986.

         Mr. Hatfield joined the Company in August 1992 as Assistant Vice President, Facilities and Environmental Affairs. Prior to that he was a principal in the industrial environmental consulting firms of Patterson Schafer, Inc. from February 1989 until December 1990 and Schafer Environmental Associates, Inc. from March 1991 until July 1992. From July 1985 to February 1989, Mr. Hatfield served as Director of Environmental Affairs of the Specialty Chemicals Group at Morton Thiokol, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in September 1997, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                    Form 10-K  Annual Report To
                                                     Page     Stockholders Page
                                                   --------   -----------------
   1.  Consolidated Financial Statements

       Consolidated Statements of Income for Years
       Ended June 30, 1997, 1996, and 1995                            47

       Consolidated Balance Sheets at June 30, 1997
       and 1996                                                       48

       Consolidated Statements of Stockholders'
       Equity for Years Ended June 30, 1997, 1996
       and 1995                                                       50

       Consolidated Statements of Cash Flows for
       Years Ended June 30, 1997, 1996 and 1995                       51

       Notes to Consolidated Financial Statements                     52

       Report of Ernst & Young LLP, Independent
       Auditors                                                       69

   2.  Consolidated Financial Statement Schedule

       Report of Ernst & Young LLP, Independent
       Auditors                                        S-1

       Schedule II -- Valuation and Qualifying
       Accounts                                        S-2

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

   3.  Exhibit Index                                    14

         The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------


   3.1      (1)   Restated Certificate of Incorporation of the Company, as
                  filed with the Delaware Secretary of State on November 21, 1989.

   3.2      (2)   By-laws of the Company, as amended and restated.

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------

   4.1      (3)   Indenture between the Company and Union Bank, as Trustee,
                  dated as of November 15, 1991 for $125,000,000 10-3/4% Senior
                  Subordinated Debentures Due 1998 including form of Debenture
                  (10-3/4% Indenture).

   4.2      (4)   Indenture Supplement by and between the Company and Union
                  Bank, as Trustee, dated June 24, 1997, amending the 10-3/4%
                  Indenture.

   4.3      (5)   Specimen Common Stock Certificate.

  10.1      (6)   1987 Stock Option Plan of MagneTek, Inc. (1987 Plan).

  10.2      (7)   Amendments No. 1 and 2 to 1987 Plan.

  10.3      (8)   Amendments No. 3 and 4 to 1987 Plan.

  10.4      (9)   Amendment No. 5 to 1987 Plan.

  10.5     (10)   Second Amended and Restated 1989 Incentive Stock Compensation
                  Plan of MagneTek, Inc. (1989 Plan).

  10.6      (9)   Amendment No. 1 to 1989 Plan.

  10.7      (9)   Standard Terms and Conditions Relating to Non-Qualified Stock
                  Options, revised as of July 24, 1996, pertaining to the 1987
                  Plan and the 1989 Plan.

  10.8      (9)   Form of Non-Qualified Stock Option Agreement Pursuant to the
                  Second Amended and Restated 1989 Incentive Stock Compensation
                  Plan of the Company.

  10.9      (9)   Form of Restricted Stock Agreement Pursuant to the Second
                  Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.

  10.10    (11)   MagneTek, Inc. Non-Employee Director Stock Option Plan.

  10.11     (6)   Senior Executive Medical Expense Reimbursement Plan for the
                  Company.

  10.12     (7)   1991 Director Incentive Compensation Plan of the Company.

  10.13    (12)   First Amendment to the 1991 Director Incentive Compensation
                  Plan of the Company.

  10.14     (8)   1991 Discretionary Director Incentive Compensation Plan of
                  the Company.

  10.15    (13)   MagneTek, Inc. Deferral Investment Plan.

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------

   10.16  (13)    MagneTek, Inc. Performance-Based Pension Restoration Plan.

   10.17  (14)    Form of Rights Agreement dated as of March 4, 1997 by and
                  between the Company and The Bank of New York, as Rights
                  Agent.

   10.18  (15)    MagneTek, Inc. Directors' Deferral Investment Plan.

   10.19  (13)    Employment Agreement dated as of June 1, 1996 between the
                  Company and Ronald N. Hoge.

   10.20   (4)    Unsecured Promissory Note and Loan Agreement dated July 29,
                  1996 of Ronald N. Hoge.

   10.21   (4)    Form of Unsecured Promissory Note by Ronald N. Hoge, James E.
                  Schuster and Daryl D. David, in the aggregate amounts of $1,317,243, $245,000 and $175,000, respectively.

   10.22  (15)    Non-Qualified Stock Option Agreement between the Company and
                  Ronald N. Hoge.

   10.23  (15)    Non-Qualified Stock Option Agreement between the Company and
                  Brian R. Dundon.

   10.24  (15)    Non-Qualified Stock Option Agreement between the Company and
                  David P. Reiland.

   10.25  (15)    Non-Qualified Stock Option Agreement between the Company and
                  John E. Steiner.

   10.26   (7)    Registration Rights Agreement dated as of April 29, 1991
                  among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.

   10.27   (9)    Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A.

   10.28  (12)    Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.

   10.29  (16)    Amendment dated as of January 25, 1995 to the Executive
                  Management Agreement between the Company and The Spectrum
                  Group, Inc.

   10.30  (17)    Security Agreement dated March 1, 1993 between the Industrial
                  Development Board of the City of Huntsville ("the Huntsville
                  IDB") and the Company ("Huntsville Security Agreement").

   10.31  (18)    First Supplemental Security Agreement dated as of August 1,
                  1993 by and between the Huntsville IDB and The CIT
                  Group/Equipment Financing, Inc. (CIT).

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------

   10.32  (18)    Second Supplemental Security Agreement dated as of October 1,
                  1993 by and between the Huntsville IDB and CIT.

   10.33  (17)    Equipment Lease Agreement of even date with the Huntsville
                  Security Agreement among the parties thereto.

   10.34  (18)    Amendment to Equipment Lease Agreement dated as of August 1,
                  1993 between the Huntsville IDB and the Company.

   10.35  (18)    Second Amendment to Equipment Lease Agreement dated as of
                  October 1, 1993 between the Huntsville IDB and the Company.

   10.36  (19)    Lease Agreement dated as of November 1, 1988 between the
                  Huntsville IDB and Burnett-Nickelson Investments (Lease
                  Agreement) as to which the Company succeeded to the lessee's obligations.

   10.37  (20)    First, Second and Third Amendments to Lease Agreement.

   10.38  (21)    Fourth Amendment to Lease Agreement.

   10.39  (20)    Bond Guaranty Agreement between the Company, as Guarantor and
                  First Alabama Bank dated as of February 1, 1993 relating to the Lease Agreement.

   10.40  (20)    Indenture dated as of November 1, 1988 relating to First
                  Mortgage Industrial Revenue Bonds (Burnett-Nickelson Project
                  Series 1988) between Huntsville IDB and First Alabama Bank, as Trustee, relating to the Huntsville facility (the
                  Indenture).

   10.41  (20)    First, Second and Third Supplemental Indentures to the
                  Indenture.

   10.42  (21)    Fourth Supplemental Indenture to the Indenture.

   10.43  (22)    Environmental Agreement among the Company, Universal
                  Manufacturing Corporation and Farley Northwest Industries,
                  Inc., as amended.

   10.44  (22)    Letter Agreement dated as of January 9, 1986, between the
                  Company and Farley Northwest Industries, Inc., pursuant to
                  Stock Purchase Agreement.

   10.45  (22)    Tax Agreement dated as of February 12, 1986, between the
                  Company and Farley Northwest Industries, Inc.

   10.46  (22)    Agreement dated as of January 9, 1986, between the Company and Farley/Northwest Industries, Inc. relating to the Totowa facility.

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------

   10.47    (4)   Restated Credit Agreement dated as of June 20, 1997 between the Company, as Borrower, NationsBank of Texas, N.A., as
                  Agent, CIBC Inc., The First National Bank of Chicago, The
                  Long-Term Credit Bank of Japan, Ltd., Bankers Trust Company,
                  Credit Lyonnais -- New York Branch, and Union Bank of
                  California, N.A., as Co-Agents, and Certain Lenders.

   10.48    (4)   Guaranty dated as of December 29, 1996 by MagneTek Financial
                  Services, Inc., as Guarantor, for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the Credit Agreement dated as of March 31, 1995 between the Company, certain lenders and NationsBank (the
                  1995 Credit Agreement).

   10.49    (4)   Security Agreement dated as of December 29, 1996 by the
                  Company and MagneTek Financial Services, Inc. for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement.

   10.50    (4)   Security Agreement dated as of March 31, 1995 by the Company and the other debtors party thereto for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement (the 1995
                  Security Agreement).

   10.51    (4)   Supplement to Security Agreement dated as of March 31, 1995 between the Company and NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit
                  Agreement, with reference to the 1995 Security Agreement.

   10.52   (23)   Lease and Agreement between the City of Blytheville, Arkansas and the Company, dated as of November 1, 1988.

   10.53    (7)   First Supplemental Lease and Agreement between City of
                  Blytheville, Arkansas and the Company dated as of December 1, 1989, for the Blytheville, Arkansas facility.

   10.54   (22)   Lease on Bridgeport, Connecticut facility of Universal
                  Manufacturing.

   10.55    (9)   Lease Agreement dated March 18, 1996 between Fujian Fufa
                  Company Limited and MagneTek Fuzhou Generator Company
                  Limited.

   10.56   (22)   Lease on Gallman, Mississippi facility of Universal
                  Manufacturing.

   10.57   (24)   Lease of LaVergne, Tennessee facility.

   10.58   (21)   First Amendment dated August 28, 1991 and Second Amendment dated February 5, 1993 to Lease on LaVergne, Tennessee facility.

   10.59   (25)   Lease of Matamoros, Mexico fluorescent ballast manufacturing facility dated January 1, 1988.

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------

   10.60  (26)    Lease on McMinnville, Tennessee facility of Century Electric.

   10.61  (22)    Lease on Mendenhall, Mississippi facility of Universal
                  Manufacturing.

   10.62   (2)    Lease on Nashville, Tennessee headquarters facility dated as of June 30, 1995.

   10.63  (27)    Lease of facility in New Berlin, Wisconsin.

   10.64   (7)    Third Modification of Lease dated as of December 31, 1990, for the New Berlin, Wisconsin facility.

   10.65  (21)    Fourth Modification of Lease dated as of February 12, 1993 for the New Berlin, Wisconsin facility.

   10.66  (26)    Lease of St. Louis, Missouri administration, marketing and engineering personnel facility dated January 1, 1988.

   10.67  (28)    Stock Purchase Agreement dated as of January 9, 1986, between the Company and Farley/Northwest Industries, Inc., with list of omitted exhibits and schedules.

   10.68  (28)    Stock Purchase Agreement dated as of June 20, 1986, between the Company and Better Coil and Transformer Corporation, with list of omitted exhibits.

   10.69  (29)    Purchase Agreement dated as of October 22, 1986, by and among the Company, Century and certain Securityholders.

   10.70  (30)    Purchase Agreement dated as of December 15, 1986, between the
                  Company and all the remaining Securityholders of Century.

   10.71  (30)    Asset Purchase Agreement dated as of December 30, 1986,
                  between the Company and Universal Electric.

   10.72  (30)    Agreement for the Sale of Stock dated as of December 30,
                  1986, between the Company and Cooper.

   10.73   (2)    Asset Purchase Agreement dated as of May 27, 1994, between the Company and The Louis Allis Company.

   10.74   (2)    Asset Purchase Agreement dated as of June 17, 1994, among the
                  Company, MagneTek Controls, Inc. and Controls Acquisition
                  Corporation.

   10.75   (2)    Asset Purchase Agreement dated as of October 31, 1994, among the Company, MagneTek National Electric Coil, Inc. and Rail
                  Products International, Inc.

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------

   10.76    (2)   Asset Purchase Agreement dated as of November 8, 1994,
                  between the Company and MAS Acquiring Corp.

   10.77    (2)   Purchase and Sale Agreement dated November 18, 1994, by and among the Company, MagneTek Tempe, Inc., MagneTek Deutschland
                  Holding GmbH and PTS, Inc.

   10.78    (2)   Asset Purchase Agreement dated as of March 6, 1995, by and between the Company and GN Acquisition Partners, L.P.

   10.79    (2)   Asset Purchase Agreement dated as of March 13, 1995, among the Company, MagneTek National Electric Coil, Inc. and 800
                  King Avenue Acquisition Corp.

   10.80    (2)   Asset Purchase Agreement dated as of May 31, 1995, between
                  MagneTek National Electric Coil, Inc. and The Guardian Resin
                  Corporation.

   10.81    (2)   Agreement of Sale dated as of June 23, 1995, between General
                  Signal Corporation and the Company.

   10.82    (2)   Asset and Stock Purchase Agreement dated as of September 14,
                  1995, among the Company, MagneTek National Electric Coil,
                  Inc. and National Electric Coil Company, L.P.

   10.83    (9)   Sino-American Equity Joint Venture Contract dated December
                  17, 1995 between Fujian Fufa Company Limited and the Company for the Establishment of MagneTek Fuzhou Generator Company
                  Limited.

   10.84    (9)   Amended and Restated Asset Purchase Agreement dated as of
                  February 27, 1996 among MagneTek National Electric Coil,
                  Inc., the Company, Eastern Electric Apparatus Repair Company,
                  Inc. and Grand Eagle Companies Inc.

   10.85    (9)   Stock Purchase Agreement dated as of June 28, 1996 among
                  MagneTek National Electric Coil, Inc., the Company, Grand
                  Eagle Companies North America, Inc. and Grand Eagle
                  Companies, Inc.

   10.86    (9)   Amendment No. 1 dated as of June 28, 1996 to Amended and
                  Restated Asset Purchase Agreement among MagneTek National
                  Electric Coil, Inc., the Company, Eastern Electric Apparatus
                  Repair Company, Inc. and Grand Eagle Companies Inc. dated as of February 27, 1996.

   10.87    (9)   Asset Purchase Agreement dated as of August 30, 1996 between the Company and Jefferson Electric, Inc.

   11       (4)   Computation of Earnings Per Common Share.

   13       (4)   1997 Annual Report to Stockholders (pp. 42-69).

   22       (4)   Subsidiaries of the Company.

  EXHIBIT
  NUMBER                           DESCRIPTION OF EXHIBIT
  -------                          ----------------------

   23      (4)    Consent of Ernst & Young LLP, independent auditors.

   27      (4)    Financial Data Schedule.

-------------------

(1) Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.

(2) Previously filed with Form 10-K for Fiscal Year ended July 2, 1995 and incorporated herein by this reference.

(3) Previously filed with Amendment No. 1 to Registration Statement filed on November 8, 1991, Commission File No. 43-43856, and incorporated herein by this reference.

(4)    Filed herewith.

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

(9) Previously filed with Form 10-K for Fiscal Year ended June 30, 1996 and incorporated herein by this reference.

(10) Previously filed with Form 10-Q for quarter ended December 31, 1994 and incorporated herein by this reference.

(11) Previously filed with the Registration Statement on Form S-8 filed on May 17, 1996, Commission File No. 333-04021, and incorporated herein by this reference.

(12) Previously filed with Form 10-Q for quarter ended March 31, 1994 and incorporated herein by this reference.

(13) Previously filed with Form 10-Q for quarter ended December 31, 1996 and incorporated herein by this reference.

(14) Previously filed with Form 8-K dated March 3, 1997 and incorporated herein by this reference.

(15) Previously filed with Form 10-Q for quarter ended March 31, 1997 and incorporated herein by this reference.

(16) Previously filed with Form 10-Q for quarter ended March 31, 1995 and incorporated herein by this reference.

(17) Previously filed with Form 10-Q for quarter ended March 31, 1993 and incorporated herein by this reference.

(18) Previously filed with Form 10-Q for quarter ended September 30, 1993 and incorporated herein by this reference.

(19) Previously filed with Form 8-K dated January 5, 1990 and incorporated herein by this reference.

(20) Previously filed with Form 10-K for fiscal year ended June 27, 1993 and incorporated herein by this reference.

(21) Previously filed with Form 10-K for Fiscal Year ended July 3, 1994 and incorporated herein by this reference.

(22) Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986 and incorporated herein by this reference.

(23) Previously filed with the Registration Statement filed on April 18, 1989 and incorporated herein by this reference.

(24) Previously filed with Form 10-K for Fiscal Year ended July 2, 1989 and incorporated herein by this reference.

(25) Previously filed with Form 10-K for Fiscal Year ended July 3, 1988 and incorporated herein by this reference.

(26) Previously filed with Post-Effective Amendment No. 1 to Registration Statement, filed on August 3, 1987 and incorporated herein by this reference.

(27) Previously filed with the Registration Statement filed on May 3, 1985 and incorporated herein by this reference.

(28) Previously filed with Form 10-K for Fiscal Year ended June 30, 1986 and incorporated herein by this reference.

(29) Previously filed with Form 10-Q for quarter ended September 30, 1986 and incorporated herein by this reference.

(30) Previously filed with Form 8-K dated December 30, 1986 and incorporated herein by this reference.

         (b)  Reports on Form 8-K:

         The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

         (c)  Refer to (a) 3 above.

         (d)  Refer to (a) 2 above.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 29th day of September, 1997.

                                       MagneTek, Inc.
                                       (Registrant)

                                       /s/ Ronald N. Hoge
                                       ---------------------------------------
                                       Ronald N. Hoge
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                         TITLE                     DATE
        ---------                         -----                     ----

/s/  ANDREW G. GALEF            Chairman of the Board of     September 29, 1997
-----------------------------     Directors
      Andrew G. Galef

/s/  RONALD N. HOGE             President, Chief Executive   September 29, 1997
-----------------------------     Officer and Director
     Ronald N. Hoge               (Principal Executive Officer)

  /s/  DEWAIN K. CROSS          Director                     September 29, 1997
-----------------------------
      Dewain K. Cross

  /s/  PAUL J. KOFMEHL          Director                     September 29, 1997
-----------------------------
      Paul J. Kofmehl

   /s/  CROCKER NEVIN           Director                     September 29, 1997
-----------------------------
       Crocker Nevin

 /s/  MARGUERITE W. SALLEE      Director                     September 29, 1997
-----------------------------
     Marguerite W. Sallee

   /s/  ROBERT E. WYCOFF        Director                     September 29, 1997
-----------------------------
    Robert E. Wycoff

   /s/  DAVID P. REILAND        Senior Vice President and    September 29, 1997
-----------------------------     Chief Financial Officer
    David P. Reiland              (Principal Financial
                                  Officer)

    /s/  THOMAS R. KMAK         Vice President and           September 29, 1997
-----------------------------     Controller (Principal
     Thomas R. Kmak               Accounting Officer)

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We have audited the consolidated financial statements of MagneTek, Inc. as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 18, 1997 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP

St. Louis, Missouri
August 18, 1997

                                                                SCHEDULE II

                                    MAGNETEK, INC.

                          VALUATION AND QUALIFYING ACCOUNTS

                       YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                (AMOUNTS IN THOUSANDS)



                                     Balance at         Additions          Deductions                            Balance
                                     beginning         charged to             from                               at end
 June 30, 1995                        of year           earnings            Allowance        Other(a)            of year
-----------------                 ------------------------------------------------------------------------------------------
 Allowance for
    doubtful
    receivables                       $4,745             $4,099              ($4,249)         ($174)              $4,421

 June 30, 1996
-----------------
 Allowance for
    doubtful
    receivables                       $4,421             $5,422              ($4,450)           $35               $5,428

 June 30, 1997
-----------------
 Allowance for
    doubtful
    receivables                       $5,428             $1,102              ($1,203)         ($159)              $5,168



(a) Represents primarily opening allowances for doubtful accounts balances of acquired companies and Foreign Translation Adjustments.