Form 10-Q
period 1997-09-30
MAGNETEK INC
filed 1997-11-05
CIK 751085

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997
                                          OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ------------------------------

Commission file number 1-10233
                               ------------------------------

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

                -----------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---      ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of November 4, 1997: 31,173,993 shares.

PART I.    FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1997 and the results of operations and cash flows for the three-month periods ended September 30, 1997 and 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months ended September 30, 1997 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                                    MAGNETEK, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 1997 and JUNE 30, 1997
                                (amounts in thousands)

ASSETS                                            September 30         June 30
------                                            ------------     -----------
                                                    (unaudited)
Current assets:
  Cash                                          $       2,879   $       6,138
  Accounts receivable                                 190,326         191,011
  Inventories                                         188,476         181,014
  Prepaid expenses and other                           36,748          28,976
                                                   -----------     -----------
   Total current assets                               418,429         407,139
                                                   -----------     -----------

Property, plant and equipment                         417,237         407,997

Less-accumulated depreciation
 and amortization                                     239,901         231,627
                                                   -----------     -----------
                                                      177,336         176,370
                                                   -----------     -----------


Goodwill                                               30,457          30,741

Deferred financing costs,
 intangible and other assets                           38,980          40,298
                                                   -----------     -----------
Total Assets                                    $     665,202   $     654,548
                                                   -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                              $      98,194   $      97,060
  Accrued liabilities                                 115,237         119,755
  Current portion of long-term debt                     3,300           3,109
                                                   -----------     -----------
     Total current liabilities                        216,731         219,924
                                                   -----------     -----------

Long-term debt, net of current portion                207,884         240,836

Other long-term obligations                            69,943          71,273

Deferred income taxes                                  19,793          20,292

Commitments and contingencies

Stockholders' equity
   Common stock                                           309             282
   Other                                              150,542         101,941
                                                   -----------     -----------
   Total stockholders' equity                         150,851         102,223
                                                   -----------     -----------

Total Liabilities and
    Stockholders' Equity                         $    665,202    $    654,548
                                                   -----------     -----------
                                                   -----------     -----------


                                See accompanying notes

                                    MAGNETEK, INC.
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                              FOR THE THREE MONTHS ENDED
                             SEPTEMBER 30, 1997 and 1996
                     (amounts in thousands except per share data)
                                     (unaudited)



                                                        1997           1996
                                                        ----           ----

Net sales                                          $   286,487    $   291,410
Cost of sales                                          229,032        236,568
                                                   -----------     -----------
Gross profit                                            57,455         54,842
Selling, general and administrative                     40,215         38,923
                                                   -----------     -----------

Income from operations                                  17,240         15,919
Interest expense                                         4,753          7,532
Other expense, net                                         801          1,076
                                                   -----------     -----------
Income before provision
 for income taxes                                       11,686          7,311
Income taxes                                             4,207          2,996
                                                   -----------     -----------

Net income                                            $  7,479       $  4,315
                                                   -----------     -----------
                                                   -----------     -----------

EARNINGS PER COMMON SHARE

Primary:
Net income                                             $  0.25         $ 0.17
                                                   -----------     -----------
                                                   -----------     -----------

Fully diluted:
Net income                                             $  0.25        $  0.17
                                                   -----------     -----------
                                                   -----------     -----------


                                See accompanying notes

                                    MAGNETEK, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (amounts in thousands)
                                     (unaudited)



                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:

Net Income                                            $  7,479        $  4,315

Adjustments to reconcile income to net cash
  provided by operating activities:
    Depreciation and amortization                        9,450           9,619
    Changes in operating assets and liabilities        (19,146)          6,409
                                                   -----------     -----------

Total adjustments                                      ( 9,696)         16,028
                                                   -----------     -----------

Net cash provided by (used in) operating activities:   ( 2,217)         20,343
                                                   -----------     -----------

Cash flows from investing activities:

Proceeds from sale of businesses and assets                  -           2,425
Capital expenditures                                   (10,133)        ( 6,953)
Other investments                                          131           1,659
                                                   -----------     -----------

Net cash used in investing activities                  (10,002)        ( 2,869)
                                                   -----------     -----------

Cash flows from financing activities:

Proceeds from issuance of common stock                   2,227              30
Borrowing (repayment) of bank
     and other long-term obligations                     6,829         (11,743)
Increase in deferred financing costs                   (    96)        (   195)
                                                   -----------     -----------

Net cash provided by (used in) financing activities      8,960         (11,908)
                                                   -----------     -----------

Net increase (decrease) in cash                     $  ( 3,259)       $  5,566
Cash at the beginning of period                          6,138             871
                                                   -----------     -----------

Cash at the end of period                             $  2,879        $  6,437
                                                   -----------     -----------
                                                   -----------     -----------





(continued on next page)

                                    MAGNETEK, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (amounts in thousands)
                                     (unaudited)



                                                         1997           1996
                                                         ----           ----

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                         $  5,654       $  4,832
     Income Taxes                                     $    740       $    200


    During the three months ended September 30, 1997, an additional 2,471,898 shares of common stock were issued upon the conversion of $39,590 of Convertible Notes.



(see accompanying notes)

                                    MAGNETEK, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                      (All dollar amounts are in the thousands)
                                     (unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month periods ended September 30, 1997 and 1996 each contained thirteen weeks.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MagneTek, Inc. and its subsidiaries (the Company). All significant inter-company accounts and transactions have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

2.   INVENTORIES

     Inventories at September 30, 1997 and June 30, 1997 consist of the following:

                                                  SEPTEMBER 30       JUNE 30
                                                  ------------    ----------
      Raw materials and stock parts                 $   60,343    $   55,584
      Work-in-process                                   44,246        40,343
      Finished goods                                    83,887        85,087
                                                    ----------    ----------
                                                    $  188,476    $  181,014
                                                    ----------    ----------
                                                    ----------    ----------

3.   REPOSITIONING COSTS

     In fiscal 1996, as a result of significant declines in sales and profit margins in both electronic and magnetic ballasts, the Company initiated a review and analysis of actions to reduce costs and improve future flexibility and profitability, focused to a large extent in its Lighting products business. Subsequent to review and approval by the Company's Board of Directors, certain reserves were established and charges recorded in the year ended June 30, 1996. These charges were associated with a variety of repositioning actions and included severance, termination benefits and asset write-downs related to facility closures. Reserves were also established for estimated increases in warranty (primarily related to the electronic ballast product line) and other costs. Charges recorded in connection with these reserves and asset write-downs related primarily to the Lighting Products segment and aggregated $79,717.

     The net cash outlays related to those reserves for the first quarter of fiscal 1998 were $3,500 of which $1,500 related to warranty, $1,600 in severance and termination benefits and $400 in plant and other repositioning charges. The Company does not anticipate total cash outlays associated with these reserves to exceed $20,000 in fiscal 1998.

4.   LONG TERM DEBT AND BANK BORROWING ARRANGEMENTS

     The Company has an agreement with a group of banks (Bank Loan Agreement) that have committed to lend up to $350,000 under a revolving loan facility through June, 2002. Borrowings under the credit facility bear interest at the bank's prime lending rate or, at the Company's option, the London Interbank Offered Rate plus five-eighths percent. These rates may be reduced or increased based upon the level of certain debt-to-cash flow ratios.

     During the three months ended September 30, 1997, holders of the Company's 8% Convertible Subordinated Notes converted $39,590 into 2,471,898 shares of common stock as a result of a call of the Convertible Notes by the Company (representing the entire remaining balance of the Notes).

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

     In 1994, the Company sold the assets of one of its subsidiaries to Patriot Sensors and Controls ("Patriot") pursuant to an agreement which provides that the parties will share responsibility for most of the lawsuits over a five year period, with Patriot bearing full responsibility for the lawsuits thereafter. Patriot has stated that it may be financially unable to perform its indemnification obligations with respect to the lawsuits. Patriot has filed a suit against the Company, alleging that the Company breached certain obligations concerning the costs of defending and settling some of the lawsuits. The Company denies these allegations and intends to litigate its position vigorously.

     Due to (i) the early stage of the Cooper litigation and the Patriot litigation, (ii) the potential that Patriot may or may not perform some or all of its indemnification obligations to the Company, and
     (iii) the ongoing review of strategies and defense available to the Company in the lawsuits, it is difficult to predict the outcome of the foregoing legal proceedings. However, management of the Company does not believe that the financial impact of the foregoing legal proceedings will be material.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

    THREE MONTHS ENDED SEPTEMBER 30, 1997 VS 1996

    NET SALES AND GROSS PROFIT.

     MagneTek's net sales for the first quarter of fiscal 1998 were $286.5 million, a 1.7% decrease from the first quarter of fiscal 1997 at $291.4 million. Sales comparisons were impacted by a deterioration in the deutchmark and lira versus the dollar. Conversion of the Company's European sales from local currency to U.S. dollars created a sixteen to twenty percent reduction in German and Italian revenues when translated into U.S. dollars. The Company also sold certain small transformer businesses during fiscal 1997 which, while included in first quarter 1997 results, no longer exist for fiscal 1998. Sales in the Lighting products segment declined 10.8% due primarily to lower sales of magnetic and electronic ballasts and currency translation. Net sales for the Power Supplies segment declined by 10% but would have increased if adjusted for currency fluctuations and the sale of the small transformer business. Motors and Controls segment sales increased 8.2% due to stronger sales of generators, commercial fractional horsepower motors and standard drives.

     The Company's gross profit increased to $57.5 million (20.1% of net sales) in the first quarter of fiscal 1998 from $54.8 million (18.8% of net sales) in the first quarter of fiscal 1997. Gross profit improvement for the first quarter of fiscal 1998 was focused primarily in the Motor and Controls segment. While Lighting products revenues declined from the year earlier quarter, gross margins (expressed as a percent of sales) improved from the first quarter of fiscal 1997. Continued transition of Lighting Products manufacturing to areas of low cost labor and further domestic plant consolidations have continued to reduce overall product cost. Operations in Germany have also improved due to cost reductions efforts and a move to Hungarian production for certain products. Higher generator sales positively affected gross margins in the Motors and Controls segment while motor product margins were consistent with the year earlier period. Gross profits for power supplies were consistent with prior year on lower sales.

    OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $40.2 million (14.0% of net sales) in the first quarter of fiscal 1998 versus $38.9 million (13.4% of net sales) in the first quarter of fiscal 1997. Increased spending was primarily in the areas of manning and support costs for new programs. Systems enhancements, quality initiatives and repositioning activities are conscious investments to improve future performance. Revenue growth in the Motors and Controls segment resulted in higher variable costs (e.g. freight, commissions) associated with higher sales levels.

    INTEREST AND OTHER EXPENSE.

     Interest expense of $4.8 million in the first quarter of fiscal 1998 compared to $7.5 million in the first quarter of fiscal 1997. Lower interest expense reflects the impact of lower overall interest rates with the elimination of the Company's 10-3/4% Senior Subordinated debt in fiscal 1997, the conversion to common stock of $35.4 million of the 8% Convertible Debentures and lower overall debt levels. Other expense for the first quarter of fiscal 1997 was $.8 million down from $1.1 million in the first quarter of fiscal 1997. Lower amortization of deferred financing costs due to the earlier extinguishment of debt was the primary factor.

    NET INCOME.

     The Company recorded an after-tax profit of $7.5 million in the first quarter of fiscal 1998 compared to an after-tax profit of $4.3 million in the first quarter of fiscal 1997. The tax provision in the first quarter of fiscal 1998 was $4.2 million (36% effective tax rate) versus $3.0 million (41% effective tax rate) in the first quarter of fiscal 1997. The lower effective tax rate primarily reflects tax deductions associated with repositioning reserves for which no tax benefit was previously recorded. The Company expects this lower tax rate to continue throughout the year.

LIQUIDITY AND CAPITAL RESOURCES:

In the fourth quarter of fiscal 1997, the Company amended its Bank Loan Agreement to provide up to $350 million under a revolving loan facility through June, 2002. Currently the credit facility bears interest at the bank's prime lending rate or, at the London Interbank Offered rate plus five-eighths of one percent. As of September 30, 1997, the Company had approximately $150 million of available borrowings under the Bank Loan Agreement. At present, the Bank Loan Agreement provides both short term working capital availability and longer term financing needs for the Company.

On September 22, 1997, the Company called the remaining $39.6 million of the 8% Convertible Notes, which were converted by the holders into shares of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

      See Part I, Item 1, Note 5.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Computation of per share earnings

      (b)  Reports on Form 8-K

           None

ITEM 6.  EXHIBIT (a)- Computation of per share earnings



                                      FISCAL YEAR
                               -----------------------
                                                 1Q          1Q
                                                1998        1997
                                                ----        ----
(in thousands, except per share amounts)

Primary:
     Weighted average shares outstanding        28,541      25,465

     Dilutive stock options based upon             918         278
     the treasury stock method using the
     average market price.
                                              --------    --------
     Total                                      29,459      25,743
                                              --------    --------
                                              --------    --------

Net Earnings                                 $   7,479   $   4,315

                                              --------    --------
                                              --------    --------
Pere Share Earnings                          $    0.25   $    0.17
                                              --------    --------
                                              --------    --------

Fully Diluted:

     Weighted average shares outstanding        28,443      25,468

     Dilutive stock options based upon           1,268         337
     the treasury stock method using the
     year-end market price, if higher than
     average market price.

     Effect of Convertible debt to equity        2,229       4,688

                                              --------    --------
     Total                                      31,940      30,493
                                              --------    --------
                                              --------    --------

Earnings                                     $   7,479   $   4,315
Add:  Interest savings on Convertible              466         885
     debt after tax

                                              --------    --------
Net Earnings                                 $   7,945   $   5,200
                                              --------    --------
                                              --------    --------

Per Share Earnings                           $    0.25   $    0.17
                                              --------    --------
                                              --------    --------

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MAGNETEK, INC.
                                              (Registrant)



Date: November 4, 1997                    _______________________________
                                                 David P. Reiland
                                             Executive Vice President
                                            and Chief Financial Officer
                                          (Duly authorized officer of the
                                              registrant and principal
                                                 financial officer)

November 4, 1997






New York Stock Exchange
20 Broad Street
New York, New York 10005
Attn:  Ms. Lorraine Holowka

Re.:  MagneTek, Inc. - Form 10-Q

Dear Ms. Holowka:

Enclosed for filing by MagneTek, Inc. (the "Company") is one copy of the Company's report on Form 10-Q for the quarter ended September 30, 1997.

If you should have any questions or comments, please do not hesitate to call me.

Very truly yours,




David P. Reiland
Executive Vice President
and Chief Financial Officer

DPR/jf