Form 10-Q
period 1997-12-31
MAGNETEK INC
filed 1998-02-11
CIK 751085

                                   FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1997
                                    OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ---------------------------------


Commission file number 1-10233
                              ---------------------------------


                                  MAGNETEK, INC.
               (Exact name of registrant as specified in its charter)


                 Delaware                                 95-3917584
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


                                  26 Century Blvd.
                             Nashville, Tennessee 37214
                       (Address of principal executive offices)
                                    (Zip Code)
                                  (615) 316-5100
                    (Registrant's telephone number, including area code)

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
                        APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of February 4, 1998: 31,315,071 shares.

PART I.  FINANCIAL INFORMATION
------------------------------


In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1997 and the results of operations and cash flows for the three-month and six month periods ended December 31, 1997 and 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three months and six months ended December 31, 1997 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                                 MAGNETEK, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 and JUNE 30, 1997
                                (amounts in thousands)

ASSETS                                                             December 31                      June 30
------                                                        --------------------           --------------------
                                                                  (unaudited)
Current assets:
  Cash                                                       $               4,020          $               6,138
  Accounts receivable                                                      190,446                        191,011
  Inventories                                                              194,397                        181,014
  Prepaid expenses and other                                                40,199                         28,976
                                                                  ----------------               ----------------
   Total current assets                                                    429,062                        407,139
                                                                  ----------------               ----------------
Property, plant and equipment                                              430,738                        407,997

Less-accumulated depreciation
 and amortization                                                          249,894                        231,627
                                                                  ----------------               ----------------
                                                                           180,844                        176,370
                                                                  ----------------               ----------------

Goodwill                                                                    30,006                         30,741

Deferred financing costs,
 intangible and other assets                                                35,464                         40,298
                                                                  ----------------               ----------------
Total Assets                                                 $             675,376          $             654,548
                                                                  ----------------               ----------------
                                                                  ----------------               ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                           $             101,690          $              97,060
  Accrued liabilities                                                      111,096                        119,755
  Current portion of long-term debt                                          2,222                          3,109
                                                                  ----------------               ----------------
     Total current liabilities                                             215,008                        219,924
                                                                  ----------------               ----------------

Long-term debt, net of current portion                                     209,086                        240,836

Other long-term obligations                                                 69,078                         71,273

Deferred income taxes                                                       21,045                         20,292

Commitments and contingencies

Stockholders' equity
   Common stock                                                                310                            282
   Other                                                                   160,849                        101,941
                                                                  ----------------               ----------------
   Total stockholders' equity                                              161,159                        102,223
                                                                  ----------------               ----------------
Total Liabilities and
    Stockholders' Equity                                     $             675,376          $             654,548
                                                                  ----------------               ----------------
                                                                  ----------------               ----------------


                             See accompanying notes

                                MAGNETEK, INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 1997 and 1996
                   (amounts in thousands except per share data)
                                 (unaudited)

                                                                            1997                      1996
                                                                            ----                      ----
Net sales                                                           $    298,507              $      293,707
Cost of sales                                                            240,241                     238,167
                                                                      ------------               ------------
Gross profit                                                              58,266                      55,540
Selling, general and administrative                                       39,727                      37,690
                                                                      ------------               ------------
Income from operations                                                    18,539                      17,850
Interest expense                                                           3,861                       7,197
Other expense, net                                                           639                       1,058
                                                                      ------------               ------------
Income before provision
 for income taxes                                                         14,039                       9,595
Income taxes                                                               5,054                       3,839
                                                                      ------------               ------------
Net income                                                          $      8,985              $        5,756
                                                                      ------------               ------------
                                                                      ------------               ------------

EARNINGS PER COMMON SHARE
-------------------------

Basic:
Net income                                                          $       0.29              $         0.23
                                                                      ------------               ------------
                                                                      ------------               ------------

Diluted:
Net income                                                          $       0.28              $         0.22
                                                                      ------------               ------------
                                                                      ------------               ------------


                             See accompanying notes

                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED INCOME STATEMENTS
                              FOR THE SIX MONTHS ENDED
                             DECEMBER 31, 1997 and 1996
                      (amounts in thousands except per share data)
                                  (unaudited)

                                                                            1997                       1996
                                                                            ----                       ----
Net sales                                                           $     584,994             $       585,117
Cost of sales                                                             469,273                     474,735
                                                                      ------------               ------------
Gross profit                                                              115,721                     110,382
Selling, general and administrative                                        79,942                      76,613
                                                                      ------------               ------------
Income from operations                                                     35,779                      33,769
Interest expense                                                            8,614                      14,729
Other expense, net                                                          1,440                       2,134
                                                                      ------------               ------------
Income  before provision
 for income taxes                                                          25,725                      16,906
Income taxes                                                                9,261                       6,835
                                                                      ------------               ------------
Net income                                                          $      16,464             $        10,071
                                                                      ------------               ------------
                                                                      ------------               ------------
EARNINGS PER COMMON SHARE
-------------------------
Basic:
Net income                                                          $        0.55             $          0.40
                                                                      ------------               ------------
                                                                      ------------               ------------

Diluted:
Net income                                                          $        0.53             $          0.39
                                                                      ------------               ------------
                                                                      ------------               ------------


                           See accompanying notes

                                MAGNETEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                              (amounts in thousands)
                                   (unaudited)

                                                                                                   1997                  1996
                                                                                                   ----                  ----
Cash flows from operating activities:

Net income                                                                               $         16,464       $        10,071
Adjustments to reconcile income to net cash provided by operating activities:
    Depreciation and amortization                                                                  18,942                19,573
    Changes in operating assets and liabilities                                                   (30,527)               17,106
                                                                                            --------------        --------------
Total adjustments                                                                                 (11,585)               36,679
                                                                                            --------------        --------------
Net cash provided by operating activities:                                                          4,879                46,750
                                                                                            --------------        --------------
Cash flows from investing activities:

Proceeds from sale of businesses and assets                                                            23                 2,191
Capital expenditures                                                                              (23,081)             ( 17,357)
Other investments                                                                                   5,181              (  1,757)
                                                                                            --------------        --------------
Net cash used in investing activities                                                             (17,877)             ( 16,923)
                                                                                            --------------        --------------
Cash flows from financing activities:

Proceeds from issuance of common stock                                                              4,029                   193
Borrowing (repayment) of bank
     and other long-term obligations                                                                6,953               (24,731)
Increase in deferred financing costs                                                             (    102)              (   243)
                                                                                            --------------        --------------
Net cash provided by (used in)financing activities;                                                10,880               (24,781)
                                                                                            --------------        --------------
Net increase (decrease) in cash                                                          $        ( 2,118)      $         5,046
Cash at the beginning of period                                                                     6,138                   871
                                                                                            --------------        --------------
Cash at the end of period                                                                $          4,020       $         5,917
                                                                                            --------------        --------------
                                                                                            --------------        --------------

                              (continued on next page)

                                  MAGNETEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (amounts in thousands)
                                     (unaudited)

                                                                              1997                    1996
                                                                              ----                    ----
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                      $       8,654              $      12,930
       Income Taxes                                                  $       1,344              $        (172)


                               (see accompanying notes)

                                  MAGNETEK, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997
                       (All dollar amounts are in the thousands)
                                     (unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three month and six month periods ended December 31, 1997 and 1996 each contained thirteen weeks and twenty six weeks respectively.

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


         EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


2.       INVENTORIES

         Inventories at December 31, 1997 and June 30, 1997 consist of the following:

                                                                                        December 31               June 30
                                                                                        -----------             ---------
            Raw materials and stock parts                                                 $ 61,035              $  55,584
            Work-in-process                                                                 45,169                 40,343
            Finished goods                                                                  88,193                 85,087
                                                                                          ---------             ---------
                                                                                          $194,397              $ 181,014
                                                                                          ---------             ---------
                                                                                          ---------             ---------

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

         The net cash outlays related to those reserves for the second quarter of fiscal 1998 were $2,000 of which $700 related to warranty, and $1,300 in severance and termination benefits. Through the first six months of fiscal 1998 approximately $5,600 of net cash outlays have been expended against these reserves of which $2,100 related to warranty $3,000 in severance and termination benefits and $500 in plant and other repositioning charges. The Company does not anticipate total cash outlays associated with these reserves to exceed $20,000 in fiscal 1998.

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

         During the three months ending September 30, 1997, holders of the Company's 8% Convertible Subordinated Notes converted $39,590 into 2,471,898 shares of common stock as a result of a call of the Convertible Notes by the Company (representing the entire remaining balance of the Notes).

5.       COMMITMENTS AND CONTINGENCIES

         The Company and certain of its subsidiaries have been named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper"), alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the litigation is the question of which party has responsibility in connection with pending lawsuits (the "lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the lawsuits and that certain insurance coverage available to Cooper should be applied to the lawsuits. The Company and Cooper have engaged in settlement discussions, which to date have not resulted in a resolution of the matters.

         In 1994, the Company sold the assets of one of its subsidiaries to Patriot Sensors and Controls ("Patriot") pursuant to an agreement which provides that the parties would share responsibility for most of the lawsuits over a five year period, with Patriot bearing full responsibility for the lawsuits thereafter. Patriot has stated that it may be financially unable to perform its indemnification obligations with respect to the lawsuits. Patriot has filed a suit against the Company, alleging that the Company breached certain obligations concerning the costs of defending and settling some of the lawsuits. The Company and Patriot are engaged in settlement discussions.

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

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

         THREE MONTHS ENDED DECEMBER 31, 1997 VS. 1996

         NET SALES AND GROSS PROFIT.

         MagneTek's net sales for the second quarter of fiscal 1998 were $298.5 million, a 1.6% increase from the second quarter of fiscal 1997 at $293.7 million. Second quarter revenue comparisons were adversely impacted by deterioration in the lira and deutchmark versus the dollar. In the absence of currency deterioration, sales for the three months would have increased approximately 3.8% from the year earlier second quarter. Sales in the Lighting Products segment declined 5.2% due to lower sales of magnetic and electronic ballasts as well as currency translation. High intensity discharge (HID) ballast sales increased in the period. Motors and Controls segment sales increased 8.2%. Stronger revenue performance in sales of generators and commercial fractional horsepower motors and custom drives products contributed to the increase. Net sales for the Power Supplies segment increased 1.0%. European sales of power supplies were unfavorably effected by currency conversion (lira) to U.S. dollars. In the absence of currency conversion issues, power supplies sales increased 9.2%.

         The Company's gross profit increased to $58.3 million (19.5% of net sales) in the second quarter of fiscal 1998 from $55.5 million (18.9% of net sales) in the second quarter of fiscal 1997. Improved levels of gross profit were focused in the Motors and Controls segment and reflected higher revenue levels. Lighting Products gross profits declined from the year earlier quarter in absolute dollar terms but improved as a percentage of net sales. Domestic Lighting Products operations maintained their gross margin percentage on lower sales while foreign performance improved over the prior year second quarter. Reduced sensitivity to sales volume declines in Lighting Products is occurring as transition to lower cost environments and manufacturing consolidation continues. Power Supplies gross profits increased as the shift to more profitable market segments continues.
         Reduced emphasis on computer related niches improved product mix.

         OPERATING EXPENSES.

         Selling, general and administrative (SG&A) expense was $39.7 million (13.3% of net sales) in the second quarter of fiscal 1998 versus $37.7 million (12.8% of net sales) in the second quarter of fiscal 1997. Higher revenues in the Motors and Controls segment resulted in increased variable costs (e.g. freight, logistics). Initiatives focusing on quality programs, systems enhancements and foreign markets increased company wide spending. These conscious investments are being made consistent with longer-term cost and revenue objectives.

         INTEREST AND OTHER EXPENSE.

         Interest expense of $3.9 million in the second quarter of fiscal 1998 compared to $7.2 million in the second quarter of fiscal 1997. The favorable comparison reflects the elimination of the Company's 10-3/4% Senior Subordinated debt, the conversion to common stock of the 8% Convertible Debentures and generally lower interest rates. Other expense of $.6 million in the second quarter of fiscal 1998 was favorable to the $1.1 million of other expense incurred in the second quarter of fiscal 1997. Lower amortization of deferred financing costs due to earlier extinguishment of debt was the primary factor.

         NET INCOME.

         The Company recorded an after-tax profit of $9.0 million in the second quarter of fiscal 1998 versus an after-tax profit of $5.8 million in the second quarter of fiscal 1997. The tax provision in the second quarter of fiscal 1998 was $5.1 million (36% effective tax rate) compared to $3.9 million (40% effective tax rate) in the second quarter of fiscal 1997. The lower effective tax rate primarily reflects tax deductions associated with re-positioning reserves for which no tax benefit was previously recorded. The Company expects this lower tax rate to continue throughout the year.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

         SIX MONTHS ENDED DECEMBER 31, 1997 VS. 1996

         NET SALES AND GROSS PROFIT.

         Net sales for MagneTek in the first six months of fiscal 1998 were $585.0 million, flat with the $585.1 million of sales in the first six months of fiscal 1997. Sales in the Lighting Products segment decreased 8.0%. Revenues declined in both magnetic and electronic fluorescent product and were negatively impacted by competitive pricing and unfavorable currency conversion specific to European sales. Motors and Controls sales increased 8.7%. Growth in generators, commercial fractional and integral horsepower products, direct current motors and drives product contributed to the improved performance. Power Supplies revenues slipped 4.4%, however the comparison reflects the erosion of the lira versus the U.S. dollar. In the absence of the currency penalty, power supplies sales would have increased approximately 7.2% over the prior six month period.

         Gross profits increased to $115.7 million (19.8% of net sales) in the first six months of fiscal 1998, from $110.4 million (18.9% of net sales) in the first six months of fiscal 1997. Gross profit levels were favorably influenced by results in the Motors and Controls segment. Increased sales volumes in generators and standard drives product were primary contributors. Motor pricing remains competitive. Lighting Products results were unfavorable in absolute dollars of gross profit as sales volumes were below prior year levels. Gross margins (expressed as a percentage of net sales) improved from prior year due to cost reductions in European operations and continued domestic consolidation and transition to lower cost labor areas. Power Supplies gross profits expanded as the Company focuses on more attractive market niches (e.g. telecommunications) and emphasizes market segments in which product differentiation is a competitive advantage.

         OPERATING EXPENSES.

         Selling, general and administrative (SG&A) expense was $79.9 million (13.7% of net sales) in the first six months of fiscal 1998 versus $76.6 million (13.1% of net sales) in the first six months of fiscal 1997. Higher selling costs in the Motors and Controls segment were due to sales volume increases and associated freight costs. Sales costs were also higher in the Lighting Products segment due to logistics and freight cost increases. Administrative costs for the Company were lower due primarily to lower pension cost, insurance and legal expenses, offset by expenditures associated with programs to enhance quality and information systems.

         INTEREST AND OTHER EXPENSES.

         Interest expense was $8.6 million in the first six months of fiscal 1998 compared to $14.7 million in the first six months of fiscal 1997. Due to the extinguishment of the Company's Senior Subordinated debt in fiscal year 1997 and the conversion of it's Convertible Notes into equity in the first quarter of fiscal 1998, interest expense has been substantially reduced. Interest rates on the Company's floating rate debt are generally lower than the year earlier period. Lower amortization of deferred financing costs resulted in other expense of $1.4 million in the first six months of fiscal 1998 compared to the $2.1 million incurred in the year earlier period.


         NET INCOME.

         The Company recorded an after-tax profit of $16.5 million in the first six months of fiscal 1998 compared to an after-tax profit of $10.1 million in the first six months of fiscal 1997. The tax provision in the first six months of fiscal 1998 was $9.3 million (36% effective tax rate) versus $6.8 million (40% effective tax rate) in the year earlier period. Lower tax rates reflect the tax deductions associated with repositioning reserves for which no tax benefit was previously recorded. The Company anticipates this lower tax rate to continue throughout the year.


LIQUIDITY AND CAPITAL RESOURCES:

In the fourth quarter of fiscal 1997, the Company amended its Bank Loan Agreement to provide up to $350 million under a revolving loan facility through June, 2002. Currently, the credit facility bears interest at the bank's prime lending rate or, at the London Interbank Offered rate plus five-eighths of one percent. As of December 31, 1997, the Company had approximately $148 million of available borrowings under the Bank Loan Agreement. At present, the Bank Loan Agreement provides both short term working capital availability and longer term financing needs for the Company.

In the second quarter of fiscal 1998, the Company sold its investment in Power Integration through an initial public offering, receiving approximately $5.2 million of cash.

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             See Part I, Item 1, Note 5.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Company was held on October 21, 1997.

         (b) The following named persons were elected as directors at such meeting:


                               Andrew G. Galef
                                Ronald N. Hoge
                               Dewain K. Cross
                               Paul J. Kofmehl
                             Marguerite W. Sallee
                               Robert E. Wycoff

         (c) The votes cast for and withheld with respect to each nominee for director are as follows:

             Nominee                                  For                          Withheld
             -------                                  ---                          --------
             Andrew G. Galef                          24,123,834                   93,366
             Ronald N. Hoge                           24,154,667                   62,533
             Dewain K. Cross                          24,154,310                   57,840
             Paul J. Kofmehl                          24,157,642                   59,558
             Marguerite W. Sallee                     24,158,610                   58,590
             Robert E. Wycoff                         24,154,498                   62,702


             The votes cast for, against and abstaining with respect to the Adoption of the MagneTek, Inc. Non-Employee Director Stock Option Plan are as follows:


                       For                Against            Abstain
                       -----------        -----------        -----------
                       23,563,578         616,207            37,415

             The votes cast for, against and abstaining with respect to the Adoption of the Amended and Restated Director Compensation and Deferral Investment Plan are as follows:


                       For                Against            Abstain
                       -----------        -----------        -----------
                       23,924,843         243,190            49,167

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Computation of per share earnings

         (b) Reports on Form 8-K
             None

ITEM 6.  EXHIBIT (a)- Computation of per share earnings


                                                                      FISCAL YEAR                        FISCAL YEAR
                                                            ------------------------------    ------------------------------
                                                                  1Q                1Q              YTD              YTD
                                                                 1998              1997             1998            1,997
                                                                 ----              ----             ----            -----
(in thousands, except per share amounts)


BASIC

     Weighted average shares outstanding                          30,952            25,491           29,793           25,488

     Net Earnings                                           $      8,985     $       5,756    $      16,464    $      10,071
                                                             -----------      ------------      -----------     ------------
                                                             -----------      ------------      -----------     ------------

     Pere Share Earnings                                    $       0.29     $        0.23    $        0.55    $          40
                                                             -----------      ------------      -----------     ------------
                                                             -----------      ------------      -----------     ------------


DILUTED:

     Weighted average shares outstanding                          31,011            25,514           28,538           25,514

     Dilutive stock options based upon                               989               299              964              230
     the treasury stock method using the
     average market price.

     Effect of Convertible debt to equity                              -             4,687            8,472            4,687
                                                             -----------      ------------      -----------     ------------

     Total                                                        32,000            30,500           31,974           30,431
                                                             -----------      ------------      -----------     ------------
                                                             -----------      ------------      -----------     ------------

Earnings                                                    $      8,985     $       5,756    $      16,464    $      10,071
Add:  Interest savings on Convertible                                  -               885              466            1,770
     debt after tax
                                                             -----------      ------------      -----------     ------------
Net Earnings                                                $      8,985     $       6,641    $      16,930    $      11,841
                                                             -----------      ------------      -----------     ------------
                                                             -----------      ------------      -----------     ------------

Per Share Earnings                                          $       0.28     $        0.22    $        0.53    $        0.39
                                                             -----------      ------------      -----------     ------------
                                                             -----------      ------------      -----------     ------------

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MAGNETEK, INC.
                                                     (Registrant)



Date: February 11, 1998                          /s/ David P. Reiland
                                           --------------------------------
                                                     David P. Reiland
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                               (Duly authorized officer of the
                                                   registrant and principal
                                                      financial officer)