Form 10-Q
period 1998-03-31
MAGNETEK INC
filed 1998-05-08
CIK 751085

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998
                                      OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of May 4th, 1998: 31,464,975 shares.

PART I.   FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1998 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1998 and 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months and nine-months ended March 31, 1998 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                                MAGNETEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1998 and JUNE 30, 1997
                            (amounts in thousands)


ASSETS                                                   March 31        June 30
------                                                  -----------     --------
                                                        (unaudited)
Current assets:
  Cash                                                   $  2,885       $  6,138
  Accounts receivable                                     195,581        191,011
  Inventories                                             198,839        181,014
  Prepaid expenses and other                               44,958         28,976
                                                        -----------     --------
   Total current assets                                   442,263        407,139
                                                        -----------     --------
Property, plant and equipment                             443,316        407,997

Less-accumulated depreciation
 and amortization                                         255,480        231,627
                                                        -----------     --------
                                                          187,836        176,370
                                                        -----------     --------

Goodwill                                                   29,305         30,741

Deferred financing costs,
 intangible and other assets                               36,909         40,298
                                                        -----------     --------
Total Assets                                             $696,313       $654,548
                                                        -----------     --------
                                                        -----------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $116,717       $ 97,060
  Accrued liabilities                                     111,741        119,755
  Current portion of long-term debt                         2,014          3,109
                                                        -----------     --------
     Total current liabilities                            230,472        219,924
                                                        -----------     --------

Long-term debt, net of current portion                    207,414        240,836

Other long-term obligations                                66,757         71,273

Deferred income taxes                                      20,784         20,292

Commitments and contingencies

Stockholders' equity
   Common stock                                               312            282
   Other                                                  170,574        101,941
                                                        -----------     --------
   Total stockholders' equity                             170,886        102,223
                                                        -----------     --------

Total Liabilities and
    Stockholders' Equity                                 $696,313       $654,548
                                                        -----------     --------
                                                        -----------     --------


                            See accompanying notes

                                MAGNETEK, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                          FOR THE THREE MONTHS ENDED
                            March 31, 1998 and 1997
                 (amounts in thousands except per share data)
                                  (unaudited)


                                                           1998           1997
                                                         --------       --------
Net sales                                                $303,215       $301,391
Cost of sales                                             245,340        236,719
                                                         --------       --------

Gross profit                                               57,875         64,672
Selling, general and administrative                        37,577         41,048
                                                         --------       --------

Income from operations                                     20,298         23,624
Interest expense                                            3,901          6,953
Other expense, net                                            551          1,077
                                                         --------       --------

Income before provision for
  income taxes and extraordinary item                      15,846         15,594
Income taxes                                                5,705          6,396
                                                         --------       --------

Income before extraordinary item                           10,141          9,198
Extraordinary item (net of taxes)                               -        (   170)
                                                         --------       --------
Net income                                                $10,141         $9,028
                                                         --------       --------
                                                         --------       --------
Earnings per common share

Basic:
Income before extraordinary item                           $0.33          $0.36
Extraordinary item                                             -          (0.01)
                                                         --------       --------
Net income                                                 $0.33          $0.35
                                                         --------       --------
                                                         --------       --------
Diluted:
Income before extraordinary item                           $0.32          $0.32
Extraordinary item                                             -              -
                                                         --------       --------
Net income                                                 $0.32          $0.32
                                                         --------       --------
                                                         --------       --------


                            See accompanying notes

                                MAGNETEK, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE NINE MONTHS ENDED
                            MARCH 31, 1998 and 1997
                 (amounts in thousands except per share data)
                                  (unaudited)


                                                           1998           1997
                                                         --------       --------
Net sales                                                $888,209       $886,508
Cost of sales                                             714,613        711,454
                                                         --------       --------

Gross profit                                              173,596        175,054
Selling, general and administrative                       117,519        117,661
                                                         --------       --------

Income from operations                                     56,077         57,393
Interest expense                                           12,515         21,682
Other expense, net                                          1,991          3,211
                                                         --------       --------
Income before provision for
   income taxes and extraordinary item                     41,571         32,500
Income taxes                                               14,966         13,231
                                                         --------       --------
Income before extraordinary item                          $26,605        $19,269
Extraordinary item (net of taxes)                               -         ( 170)
                                                         --------       --------
Net income                                                 26,605         19,099
                                                         --------       --------
                                                         --------       --------

Earnings per common share

Basic:
Income before extraordinary item                           $0.88          $0.75
Extraordinary item (net of taxes)                              -          (0.01)
                                                         --------       --------
Net income                                                 $0.88          $0.74
                                                         --------       --------
                                                         --------       --------
Diluted:
Income before extraordinary item                           $0.85          $0.71
Extraordinary item                                             -              -
                                                         --------       --------
Net income                                                 $0.85          $0.71
                                                         --------       --------
                                                         --------       --------


                            See accompanying notes

                                MAGNETEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (amounts in thousands)
                                  (unaudited)

                                                           1998           1997
                                                        ---------      ---------
Cash flows from operating activities:

Net income                                              $  26,605      $  19,099

Adjustments to reconcile income to net cash
  provided by operating activities:
    Depreciation and amortization                          29,422         28,987
    Changes in operating assets and liabilities          (32,971)         15,384
                                                         --------       --------

Total adjustments                                        ( 3,549)         44,371
                                                         --------       --------

Net cash provided by operating activities:                 23,056         63,470
                                                         --------       --------

Cash flows from investing activities:

Proceeds from sale of businesses and assets                   294          2,017
Capital expenditures                                     (41,753)       (25,111)
Other investments                                           4,865       ( 1,329)
                                                        ---------      ---------

Net cash used in investing activities                    (36,594)       (24,423)
                                                        ---------      ---------

Cash flows from financing activities:

Proceeds from issuance of common stock                     5,314          3,250
Borrowing (repayment) of bank
     and other long-term obligations                       5,073        (37,936)
Increase in deferred financing costs                     (   102)       (   225)
                                                        ---------      ---------

Net cash provided by (used in) financing activities;      10,285        (34,911)
                                                        ---------      ---------

Net increase (decrease) in cash                         $( 3,253)      $  4,136
Cash at the beginning of period                            6,138            871
                                                        ---------      ---------

Cash at the end of period                               $  2,885       $  5,007
                                                        ---------      ---------
                                                        ---------      ---------


                           (continued on next page)

                                MAGNETEK, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (amounts in thousands)
                                  (unaudited)

                                                           1998           1997
                                                          -------        -------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                             $12,152        $17,594
     Income Taxes                                         $ 1,226        $ 1,552






                           (see accompanying notes)

                                MAGNETEK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                   (All dollar amounts are in the thousands)
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and nine-month periods ended March 31, 1998 and 1997 each contained thirteen weeks and thirty nine weeks respectively.

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

     EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, Earnings per share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


2.   INVENTORIES

     Inventories at March 31, 1998 and June 30, 1997 consist of the following:

                                                        March 31        June 30
                                                        --------       --------
      Raw materials and stock parts                     $ 64,564       $ 55,584
      Work-in-process                                     42,199         40,343
      Finished goods                                      92,076         85,087
                                                        --------       --------
                                                        $198,839       $181,014
                                                        --------       --------
                                                        --------       --------

3.   REPOSITIONING COSTS

     In connection with a major repositioning program approved by the Company's Board of Directors, certain reserves were established and charges recorded in the year ended June 30, 1996. These charges were associated with a variety of repositioning actions and included severance, termination benefits and asset write-downs related to facility closures. Reserves were also established for estimated increases in warranty (primarily related to the electronic ballast product line) and other costs. Charges recorded in connection with these reserves and asset write-downs related primarily to the Lighting Products segment and aggregated $79,717.

     The net cash outlays related to those reserves for the third quarter of fiscal 1998 were $4,700 of which $700 related to warranty, and $4,000 in severance and termination benefits. Through the first nine months of fiscal 1998, approximately $10,400 of net cash outlays have been expended against these reserves of which $2,800 related to warranty, $7,100 in severance and termination benefits and $500 in plant and other repositioning charges. The Company does not anticipate total cash outlays associated with these reserves to exceed $20,000 in fiscal 1998.

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

     In September, 1997, holders of the Company's 8% Convertible Subordinated Notes converted $39,590 face value of Notes into 2,471,898 shares of common stock as a result of a call of the Convertible Notes by the Company (representing the entire remaining balance of the Notes).

5.   COMMITMENTS AND CONTINGENCIES

     The Company and certain of its subsidiaries have been named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper"), alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the litigation is the question of which party has responsibility in connection with pending lawsuits (the "lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the lawsuits and that certain insurance coverage available to Cooper should be applied to the lawsuits. The Company and Cooper are engaged in settlement discussions.

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

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 1998 VS. 1997

     NET SALES AND GROSS PROFIT.

     MagneTek's net sales for the third quarter of fiscal 1998 were $303.2 million, a .6% increase from the third quarter of fiscal 1997 at $301.4 million. Revenue comparisons continue to be impacted by deterioration of the lira and deutschmark versus the dollar. Excluding the effect of currency translation, sales for the three months would have increased 2.2% from the year earlier third quarter. Sales in the Lighting Products segment declined 4.8% due to reduced sales of magnetic and electronic fluorescent ballasts as well as foreign currency translation. High intensity discharge (HID) ballast sales increased. Motors and Controls segment sales increased 3.8%. Generators, direct current motors and commercial fractional products improved over the prior year. Residential fractional horsepower motor sales declined from the earlier three month period. Net sales for the Power Supplies segment increased 5.8%.
     European sales of power supplies were adversely impacted by currency conversion (lira) to U.S. dollars. Adjusting for currency differences, power supplies sales would have increased approximately 12%.

     The Company's gross profit decreased to $57.9 million (19.1% of net sales) in the third quarter of fiscal 1998 from $64.7 million (21.5% of net sales) in the third quarter of fiscal 1997. Lighting Products gross profits declined as the combination of transition costs from its Mendenhall, Mississippi plant, start-up expense at its Mexican facilities and a competitive pricing environment contributed to lower gross profit levels. Within Motors and Controls, overall gross profits were modestly down. Although gross profit levels for drive products and generators increased, fractional and integral gross profits were reduced from the year earlier period. Power supplies gross profits were negatively impacted by currency declines and start-up costs as additional capacity is being established in Huntsville, Alabama and lower cost Hungarian facilities.

     OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $37.6 million (12.4% of net sales) in the third quarter of fiscal 1998 versus $41.0 million (13.6% of net sales) in the third quarter of fiscal 1997. Versus the year earlier period, lower costs were incurred for stock price based compensation agreements, personnel procurement and relocation and advertising.

     INTEREST AND OTHER EXPENSE.

     Interest expense of $3.9 million in the third quarter of fiscal 1998 compared to $7.0 million in the third quarter of fiscal 1997. The reduced expense reflects the elimination of the Company's 10-3/4% Senior Subordinated debt, the conversion to common stock of the 8% Convertible Debentures and moderately lower interest rates. Other expense of $.6 million in the third quarter of fiscal 1998 declined from $1.1 million in the third quarter of fiscal 1997 due to lower amortization of deferred financing costs.

     NET INCOME.

     The Company recorded an after-tax profit of $10.1 million in the third quarter of fiscal 1998 versus an after-tax profit of $9.0 million in the third quarter of fiscal 1997. The tax provision in the third quarter of fiscal 1998 was $5.7 million (36% effective tax rate) compared to $6.4 million (41% effective tax rate) in the third quarter of fiscal 1997. The lower effective tax rate primarily reflects tax deductions associated with re-positioning reserves for which no tax benefit was previously recorded. The Company expects this lower rate to continue throughout the year.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     NINE MONTHS ENDED MARCH 31, 1998 VS. 1997

     NET SALES AND GROSS PROFIT.

     Net sales for MagneTek for the first nine months of fiscal 1998 were $888.2 million, compared to $886.5 million of sales in the first nine months of fiscal 1997. Sales in the Lighting Products segment declined 6.9%. Reduced revenues in magnetic and electronic ballasts were partially offset by increased sales in high intensity discharge ballasts. Competitive pricing and currency translation contributed to the decline. Motors & Controls segment sales increased 7.0%. Generators, drives products, direct current motors, commercial fractional and integral motors improved. Residential fractional horsepower motors declined moderately. Power Supplies segment sales declined 1.0% from the year earlier quarter. In the absence of foreign currency translation issues, revenues for the period increased 6.9%.

     Gross profits declined to $173.6 million (19.5% of net sales) in the first nine months of fiscal 1998, from $175.1 million (19.7% of net sales) in the first nine months of fiscal 1997. Gross profit levels increased in the Motors and Controls segment due to increased generator, drives and direct current motor volume. Fractional horsepower motor margins softened due to lower residential fractional horsepower sales and transition costs associated with continued migration of various motor products to Mexico. Lighting Products segment gross profits were lower than the year earlier period due to lower revenues, competitive price pressure and manufacturing consolidation related costs. Gross profits for the Power Supplies segment were slightly unfavorable to the third quarter of fiscal 1997, due primarily to costs associated with product line relocations in North America. European results while flat in dollar denominated results, reflect the negative impact of currency translation.

     OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $117.5 million (13.2% of net sales) in the first nine months of fiscal 1998 versus $117.7 million (13.3% of net sales) in the first nine months of fiscal 1997. While overall spending for the first nine months was consistent with the year earlier period, investments in systems enhancements, quality programs and the Company's Asia / Pacific initiatives continue. These expenses have been offset by lower costs in stock based compensation expense, pension costs and retiree welfare benefits.

     INTEREST AND OTHER EXPENSES.

     Interest expense was $12.5 million in the first nine months of fiscal 1998 compared to $21.7 million in the first nine months of fiscal 1997. The Company's earlier extinguishment of its Senior Subordinated debt in fiscal 1997 and conversion of its Convertible Notes into equity in fiscal 1997 and the first quarter of fiscal 1998 has substantially reduced interest expense. Lower amortization of deferred financing resulted in other expense of $2.0 million in the first nine months of fiscal 1998 compared to $3.2 million incurred in the year earlier period.

     NET INCOME.

     The Company recorded an after-tax profit of $26.6 million in the first nine months of fiscal 1998 compared to an after-tax profit of $19.1 million in the first nine months of fiscal 1997. The tax provision in the first nine months of fiscal 1998 was $15.0 million (36% effective tax rate) versus $13.2 million (40.7% effective tax rate) in the year earlier period. Lower tax rates reflect the tax deductions associated with repositioning revenues for which no tax benefit was previously recorded. The Company anticipates this tax rate to continue throughout the year.

LIQUIDITY AND CAPITAL RESOURCES:

In the fourth quarter of fiscal 1997, the Company amended its Bank Loan Agreement to provide up to $350 million under a revolving loan facility through June, 2002. Currently, the credit facility bears interest at the bank's prime lending rate or, at the London Interbank Offered rate plus five-eighths of one percent. As of March 31, 1998, the Company had approximately $140 million of available borrowings under the Bank Loan Agreement. At present, the Bank Loan Agreement provides both short term working capital availability and longer term financing needs for the Company.

In the second quarter of fiscal 1998, the Company sold its investment in Power Integration through an initial public offering, receiving approximately $5.2 million of cash.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Part I, Item 1, Note 5.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Computation of per share earnings

     (b)  Reports on Form 8-K

          None

ITEM 6.  EXHIBIT (a)- Computation of per share earnings


                                                               FISCAL YEAR                  FISCAL YEAR
                                                        ------------------------      -----------------------
                                                            3Q             3Q           YTD            YTD
                                                           1998           1997          1998           1997
                                                        ---------       --------      ---------     ---------
(in thousands, except per share amounts)

BASIC
     Weighted average shares outstanding                   31,101         25,632         30,162        25,603

     EARNINGS:
     Income before extraordinary item                   $  10,141       $  9,198      $  26,605     $  19,269
     Extraordinary item (net of taxes)                          -           (170)                        (170)
                                                        ---------       --------      ---------     ---------
     Net Income                                         $  10,141       $  9,028      $  26,605     $  19,099

     PER SHARE EARNINGS:
     Income before extraordinary item                   $    0.33       $   0.36      $    0.88     $    0.75
     Extraordinary item                                         -          (0.01)             -         (0.01)
                                                        ---------       --------      ---------     ---------
     Net Income                                         $    0.33       $   0.35      $    0.88     $    0.74
                                                        ---------       --------      ---------     ---------
                                                        ---------       --------      ---------     ---------


DILUTED:
     Weighted average shares outstanding                   31,101         25,632         30,162        25,603

     Dilutive stock options based upon                        799            716          1,093           455
     the treasury stock method using the
     average market price.

     Effect of Convertible debt to equity                       -          4,687            761         4,687
                                                        ---------       --------      ---------     ---------

     Total diluted shares outstanding                      31,900         31,035         32,016        30,745

     EARNINGS:
     Income before extraordinary item                   $  10,141       $  9,198      $  26,605     $  19,269
     Add: Interest savings on Convertible
          debt after tax                                        0            889            466         2,668
                                                        ---------       --------      ---------     ---------
     Adjusted income before
     extraordinary item                                 $  10,141       $ 10,087      $  27,071     $  21,937
     Extraordinary item (net of taxes)                          -           (170)             -          (170)
                                                        ---------       --------      ---------     ---------
     Net income                                         $  10,141       $  9,917      $  27,071     $  21,767

     PER SHARE EARNINGS:
     Income before extraordinary item                   $    0.32       $   0.32      $    0.85     $    0.71
     Extraordinary item                                         -              -              -             -
                                                        ---------       --------      ---------     ---------
     Net income                                         $    0.32       $   0.32      $    0.85     $    0.71

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MAGNETEK, INC.
                                                  (Registrant)




Date: May 4, 1998                      ________________________________
                                              David P. Reiland
                                          Executive Vice President
                                         and Chief Financial Officer
                                       (Duly authorized officer of the
                                          registrant and principal
                                             financial officer)