Form 10-K
period 1998-06-28
MAGNETEK INC
filed 1998-09-28
CIK 751085

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                 __________________

                                     FORM 10-K

(MARK ONE)
    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                    SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended June 28, 1998

                                         OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                    SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 1-10233

                                 __________________

                                   MAGNETEK, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               95-3917584
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

            26 CENTURY BOULEVARD                            37214
            NASHVILLE, TENNESSEE                         (Zip Code)
  (Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (615) 316-5100
            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
           -------------------                    ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 11, 1998) was $179,619,608.

     The number of shares outstanding of the Registrant's Common Stock, as of September 11, 1998, was 31,545,239 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the MagneTek, Inc. 1998 Annual Report to Shareholders for the year ended June 28, 1998 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the MagneTek, Inc. 1998 Annual Report to Shareholders is not deemed filed as part of this Report.

     Portions of the MagneTek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 28, 1998 are incorporated by reference into Part III hereof.

                                   MAGNETEK, INC.

                             ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998 (1)

                                                                          PAGE
                                                                          ----
ITEM 1.   BUSINESS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2.   PROPERTIES.. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .12

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .13

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . .13

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.. . . . . . . . . . . . . . . . . . . . . . .13

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. . . . . . . .13

ITEM 11.  EXECUTIVE COMPENSATION.. . . . . . . . . . . . . . . . . . . . . .16

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. .16

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.. . . . . . . . . .16

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..16

----------
(1) The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the year ended on June 30. Fiscal years 1998, 1997 and 1996 contained 52 weeks.

                                        PART I
ITEM 1.   BUSINESS.

GENERAL

          MagneTek, Inc. ("MagneTek" or the "Company") makes electronic and electrical power products used in data processing and telecommunications, building and factory automation, power generation, lighting and other global growth markets. MagneTek's product lines include electronic power supplies, motor drives, electric motors and generators, and lighting ballasts. They are sold to equipment builders for incorporation into their products, to resellers and to end-users. Founded in 1984, the Company operates 16 factories in North America, seven in Europe and one in Asia, and employs approximately 14,000 associates worldwide.

          The Company operates in three business segments: Motors and Controls, Lighting Products and Power Supplies.

MOTORS AND CONTROLS SEGMENT

          GENERAL. Electric motors and generators and electronic variable speed drives are the principal products in the Company's Motors and Controls segment. The segment accounted for approximately 49% of fiscal 1998 net sales. Sales are concentrated in niche markets and specialized applications in which the Company enjoys a significant market presence. International sales represented approximately 10% of the segment's total net sales in fiscal 1998.
Manufacturing operations are conducted principally at the Company's Lexington and McMinnille, Tennessee and New Berlin, Wisconsin facilities in the U.S. and in Juarez, Mexico. In addition, there are three manufacturing facilities in Europe, two of which are in Hungary. MagneTek also has a 55% interest in a joint venture in China which produces generators for consumption in Asia.

          MagneTek has close relationships with original equipment manufacturers ("OEMs") who purchase the Company's motors, generators and drives. In many cases, MagneTek works with its OEM customers at the early stages of product development to design customized products and solutions for particular needs.

          During fiscal 1998, the Company completed a significant restructuring of its motors production facility in McMinnville, Tennessee. Changes at this facility include new plant management, the adoption of new manufacturing and scheduling procedures, reduction of the workforce and increased outsourcing. MagneTek is in the process of implementing Six Sigma, a well-recognized quality improvement program designed to reduce defects to statistically insignificant levels, throughout the Motors and Controls segment. In addition, the Company is applying Demand Flow Technology ("DFT"), a system for organizing production to improve responsiveness to changes in demand, increase speed in manufacturing cycles and reduce inventories, throughout the segment's production facilities. MagneTek intends to proceed with restructuring efforts at other production facilities in this segment in future periods.

          MOTOR AND GENERATOR PRODUCTS. During fiscal 1998, sales of motor and generator products represented 83% of the Motors and Controls segment revenues. MagneTek electric motors, most of which use alternating current power, range in size from 1/8 to 500 horsepower. Based on frame sizes established by the National Electric Manufacturers Association motors from 1/8 to 5 horsepower are designated fractional-horsepower ("FHP") motors. FHP motors are used in applications such as heating, ventilating and air-conditioning ("HVAC") fans, pool and spa pumps, sprayers and farm-duty motors. MagneTek integral-horsepower motors ranging up to 500 horsepower, are used primarily in conveyors, mixers, pumps, mining, textile and paper processing equipment. MagneTek also manufactures direct current motors, ranging in size from 1/6 to 3 horsepower, which are used in variable speed applications such as exercise machines, battery-powered mobile equipment and material handling equipment.

          Approximately 69% of MagneTek's motors are sold to OEMs, primarily through the Company's direct sales force. The rest are marketed through a network of approximately 3,500 distributors, mostly for the purpose of replacement. MagneTek's principal customers for its motors include Trane, Carrier, York, Pac Fab and Jacuzzi.

          Generators manufactured by the Company range in size from 50 kilowatts ("KW") to 2,250 KW. Over 95% of generator sales in fiscal 1998 (18% of the segment's total net sales) were to Caterpillar, which manufactures and sells engine generator sets for prime and standby power applications.

          DRIVES AND SYSTEMS. Sales of drives and drive systems accounted for 17% of the Motors and Controls segment's total net sales for fiscal 1998. The Company's electronic variable speed drives and drive systems adjust and control the speed and torque of electric motors. They are used in applications such as HVAC, pumping, conveyors, food and beverage, textile machines, machine tools, material handling and automation control. MagneTek drives and drive systems are sold primarily to OEMs and end users through a specialized engineering-oriented sales force as well as through electrical distributors for industrial plant and replacement purposes. MagneTek's principal customers for its drives and systems include Otis Elevator, Trane and Joy Mining. Approximately 25% of MagneTek's drives and drive systems are sold directly to OEMs, with the remainder marketed through more than 175 distributors.

          BACKLOG. The Company's backlog in the Motors and Control segment as of June 30, 1998 was $76.4 million, compared to $69.6 million at the end of fiscal 1997. Increased backlog in this segment was primarily a function of increased demand for commercial fractional horsepower products.

          COMPETITION. The Company's principal competitors in motor and generator products are Emerson Electric Company, GE, Baldor Electric Company, A.O. Smith and Onan. The principal competitors in drives and systems are Emerson Electric Company, Allen Bradley, Asea Brown Boveri and GE. Certain of these competitors have substantially greater resources than the Company.

LIGHTING PRODUCTS SEGMENT

          GENERAL. MagneTek is the second largest producer in North America of lighting ballasts, which are essential to start and operate fluorescent, neon and similar gas-filled electric lamps. Lighting products accounted for approximately 37% of net sales in fiscal 1998. International sales accounted for 23% of the segment's total net sales in fiscal 1998; and Lithonia Lighting, a domestic lighting fixture OEM, accounted for 13% of segment sales.

          During fiscal 1998, MagneTek completed the substantial restructuring efforts that have been underway in the Lighting Products segment in North America and Europe for the past two years. In North America the restructuring included closing the Company's production facilities in Mendenhall, Mississippi and Huntington, Indiana and relocating those manufacturing operations to existing facilities in Matamoros, Mexico and a new plant in Reynosa, Mexico. In Europe, the Company relocated production of certain specialty product lines from Germany to Hungary. Restructuring in this segment also included the implementation of DFT and Six Sigma at the Company's lighting products plants, as well as increased outsourcing of component production.

          MAGNETIC AND HID BALLASTS. Sales of magnetic ballasts (including high intensity discharge ("HID") ballasts) accounted for 52% (43% in the U.S. and 9% internationally) of the segment's net sales in fiscal 1998. Magnetic fluorescent ballasts are used primarily in standard fluorescent lighting fixtures in commercial buildings, hospitals, schools, hotels, factories, homes, warehouses and airports. Sales of HID ballasts accounted for 17% (13% in the U.S. and 4% internationally) of the segment's net sales in fiscal 1998. HID ballasts are used in lighting fixtures in industrial and municipal applications, such as lighting for retail stores, manufacturing plants, warehouses, parking facilities, roadways, sports arenas, security areas, tunnels and signs. In the U.S. approximately 64% of the Company's magnetic fluorescent and HID ballasts are sold directly to lighting fixture OEMs. The rest are sold through independent manufacturers' representatives to more than 2,000 independent distributors nationwide. In Europe, sales are made through a combination of the Company's direct sales force and sales agents, primarily to OEMs. MagneTek's principal customers for its magnetic and HID ballasts include Lithonia Lighting, Cooper, Simkar and Genlyte.

          ELECTRONIC BALLASTS. While their initial costs to consumers are higher than magnetic ballasts, electronic fluorescent ballasts can provide cost savings through reduced energy consumption. Sales of electronic ballasts, primarily in the U.S., accounted for 33% of the segment's total net sales in fiscal 1998. The Company anticipates a continuing shift in demand toward electronic ballasts from magnetic products as more end-users focus on long-term operating efficiency and as the cost of electronic ballasts declines. Certain of the recent repositioning actions taken by the Company are intended to accommodate this demand change. Electronic ballasts are sold through the same channels as magnetic ballasts. Approximately 60% of MagneTek's electronic ballasts were sold directly to OEMs in fiscal 1998 and the remainder were sold through GE to more than 2,000 independent distributors. MagneTek's principal customers for its electronic ballasts include Lithonia, GE, Cooper, United States Industries and Genlyte.

          In 1997, the Company announced an agreement with GE wherein GE became the exclusive distributor in North America of the Company's linear electronic ballasts. Products distributed by GE are co-branded with the MagneTek and GE names. The Company continues to sell magnetic, HID and compact ballasts through its traditional market channels and linear electronic ballasts directly to OEM customers. The agreement also contemplates possible future joint product development for electronic lighting products.

          BACKLOG. Backlog in the Lighting Products segment as of June 30, l998 was $27 million compared to $29 million at the end of fiscal 1997. The decrease in backlog in this segment is a reflection both of continued customer demand for reduced lead times and the Company's increasing customer responsiveness.

          COMPETITION. MagneTek's primary competitors in the lighting ballast business in the U.S. are Advance Transformer (a division of North American Philips) and Motorola, and in Europe, Schwabe, Helvar and Zumtobel. Some of these companies have substantially greater resources than MagneTek.

POWER SUPPLIES SEGMENT

          GENERAL. The Power Supplies segment accounted for 14% of the Company's net revenues in fiscal 1998. Three customers, IBM, Italtel and Siemens (25%, 13% and 11%, respectively, of the segment's net sales in fiscal year 1998), are especially important to the revenue base for the segment. The Company's Italian subsidiary is the largest independent producer of power supplies for data processing and telecommunications applications for the European market. European sales accounted for 66% of the Power Supplies segment's net sales in fiscal 1998. As a step toward increasing the segment's North American presence, the Company acquired Omega Power Systems, Inc. in June 1998. In fiscal 1998, the Company completed the closure of its Huntington, Indiana production facility and the consolidation of existing North American power supplies production, research and development and sales in a new headquarters located in Huntsville, Alabama.

          This segment manufactures both custom power supplies and special purpose power supplies, as well as magnetic components. Custom power supplies are used primarily in computers, telecommunications equipment and office machines. Special purpose power supplies are used in recreational vehicles such as campers, mobile homes and boats. MagneTek's magnetic components are used in a variety of electronic products.

          BACKLOG. Backlog in the Power Supplies segment as of June 30, 1998 was $64.7 million compared to $57.5 million as of the end of fiscal 1997. The increase in backlog in this segment reflects increased penetration of current accounts and continued growth in the telecommunications markets.

COMPETITIVE STRENGTHS

          The Company believes that it benefits from competitive advantages in each of the following areas.

          TECHNOLOGICAL CAPABILITIES. MagneTek emphasizes its ability to combine electro-magnetic and power electronic technologies into custom solutions for process and power control. Long a leader in providing innovative, energy efficient products, MagneTek has used its technological expertise to pioneer advances in lighting, motor and power supply applications. MagneTek's latest lines of electronic ballasts and switch mode power supplies, for example, are among the industry leaders in energy efficiency and power quality. To maintain and enhance its technological capabilities, MagneTek has established advanced development centers in each product segment.

          ESTABLISHED CUSTOMER RELATIONSHIPS. Due to its reputation as a reliable, high quality supplier with a well-recognized brand name in the industry, MagneTek has extensive relationships with major original equipment manufacturers and distributors such as Caterpillar, IBM, Lithonia Lighting, United Technologies, GE and Hubbell. Many of these relationships have existed for decades. Maintenance and development of close relationships with OEMs is an important strategic priority of the Company.

          LOW COST MANUFACTURING. MagneTek competes as a high quality, low cost supplier of integrated electrical products. The Company has taken important steps to enhance its position by relocating production to low cost labor areas, restructuring manufacturing operations through DFT and implementing Six Sigma throughout its operations.

          STRENGTH OF MARKET CHANNELS AND BREADTH OF PRODUCT OFFERINGS. MagneTek's distribution and OEM market channels have been developed over many years, would be difficult and expensive to duplicate and constitute a valuable asset. MagneTek provides a broad diversity of products in each of its product lines. Since product breadth is an important consideration of customers in their selection of suppliers, MagneTek's breadth of product has been an advantage in penetrating and maintaining both OEM and distribution channels.

          MANAGEMENT EXPERIENCE. The Company's senior management team benefits from the diverse experience of individuals with long tenures at the Company and a number of recent additions from other highly regarded corporations, such as AlliedSignal, GE, Westinghouse and Northern Telecom.

REPOSITIONING AND CURRENT STRATEGY

          Beginning in fiscal 1994, the Company undertook a series of strategic initiatives to strengthen its financial position, increase management capability and improve competitiveness. More than 12 non-core business units were divested between 1994 and 1996, generating proceeds of over $200 million, which were applied to reduce indebtedness. Significant repositioning reserves were established and charges recorded, principally in connection with the Lighting Products segment, in fiscal 1994 and fiscal 1996.

          Key elements of MagneTek's repositioning and current business strategy are the following:

          STRENGTHENING OF PERSONNEL AT ALL LEVELS. MagneTek has restructured its management through internal reorganization, reassignments and promotions, and through recruitment of individuals with diverse backgrounds outside the Company, commencing with the hiring of Ronald N. Hoge from AlliedSignal in June 1996. MagneTek has undertaken to improve the capabilities and performance of employees at all levels through enhanced training and performance reviews and revised incentive compensation criteria, all of which place strong emphasis on economic value added.

          REDUCTION OF BALANCE SHEET LEVERAGE. From the end of fiscal 1994 to the end of fiscal 1998, the Company reduced its debt-to-shareholders' equity ratio from 4.6:1 to 1.3:1, using proceeds from business divestitures and internally generated cash flow and through the conversion of outstanding convertible debt securities. Interest costs were reduced from $32.0 million in fiscal 1994 to $16.6 million in fiscal 1998.

          RESTRUCTURING OPERATIONS. MagneTek has implemented a comprehensive restructuring of operations, involving facility consolidations and closings, relocation of production to lower labor cost areas and increased outsourcing. MagneTek is in the process of implementing DFT and Six Sigma throughout the Company's operations. In addition, MagneTek has implemented a global procurement program to consolidate purchasing and maximize volume discounts and other benefits from suppliers. During fiscal 1998, MagneTek closed three significant manufacturing sites, opened a major new lighting plant in Reynosa, Mexico, and expanded its Huntsville, Alabama facility to serve as the North American center for operations of the Power Supplies segment.

          GROWTH AND EXPANSION. Management believes that over the past several years MagneTek has substantially improved its financial condition, management, facilities and operational capabilities. In coming periods, MagneTek will seek to complete its operational restructuring and achieve significant business growth in North America and abroad. Attractive growth opportunities are believed to exist through expansion of the power supplies business in North America, especially in data processing and telecommunications applications where MagneTek has achieved significant market presence in Europe. Management believes opportunities also exist for significant expansion of MagneTek's motors and electronic drives business, especially in markets outside of North America. MagneTek will seek to leverage existing capabilities and customer relationships through acquisitions of other companies and product lines where appropriate.

INTERNATIONAL OPERATIONS

          The Company's international sales accounted for 24% of its net sales in fiscal 1998. The Company defines international sales to include sales of products manufactured by its facilities outside the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. The Company has five production facilities in Mexico and employs more than 5,000 employees in that country. In Europe, the Company has seven manufacturing facilities and employs more than 2,000 people. The Company's European operations include ballast and power supply production in Italy, Germany and Hungary and motor manufacturing in the United Kingdom and Hungary. In China, the Company has a 55% interest in a joint venture for the production of generators, which has three production facilities and more than 500 employees. Seeking to expand its operations in Asia, the Company has established a headquarters for Asian business development in Hong Kong. Continuing expansion of MagneTek's international presence is an important element of its competitive strategy.

SUPPLIERS AND RAW MATERIALS

          The Company has historically manufactured many of the materials and components used in its products, including ballast and motor laminations and capacitors. The Company also draws its own magnet wire primarily for products in the Lighting Products segment. As described below, based upon an analysis of the costs and benefits of the Company's historical level of vertical integration, the Company is increasing its outsourcing of certain component parts that were previously produced internally.

          Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 1998 approximately 58% of the Company's cost of sales was for the purchase of raw materials.
Production requirements depend heavily on steel, copper and aluminum, as well as certain electronic components. The Company generally negotiates prices with steel vendors on an annual basis. The Company purchases copper for the Lighting Products segment primarily in rod form for drawing its own magnet wire and for the Motors and Controls segment in the form of finished magnet wire. The Company seeks to mitigate its exposure to fluctuations in copper prices through short-term hedging programs as well as through forward-contract arrangements with magnet wire suppliers. The Company purchases its aluminum requirements based upon the spot prices at delivery.

          The Company has recently entered into agreements with third party suppliers to provide certain component parts for its ballast products. The Company believes that capitalizing on third party expertise in the production of such components will result in cost savings and quality improvements. The Company intends to continue to increase outsourcing of non-strategic production activities in all of its business segments, focusing internal production on those areas in which the Company has competitive advantages in cost, quality and delivery.

RESEARCH AND DEVELOPMENT

          Research and development activities are conducted by the respective operating divisions and are directed toward enhancement of the existing products and development of new products. Advanced technologies are being developed in the Company's four main research centers in Huntsville, Alabama; New Berlin, Wisconsin; St. Louis, Missouri; and Valdarno, Italy. Total research and development expenditures were approximately $22.2 million, $23.6 million and $21.5 million, respectively for the 1998, 1997 and 1996 fiscal years.

TRADEMARKS AND PATENTS

          The Company holds numerous patents and believes that it holds all the patent, trademark and other intellectual property rights necessary to conduct its business.

EMPLOYEES

          At the end of fiscal 1998, the Company had approximately 2,200 salaried employees and approximately 12,700 hourly employees, of whom approximately 5,300 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

ENVIRONMENTAL MATTERS

          GENERAL. The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response to such a discovery, the Company conducts remediation activities to bring the facility into compliance with applicable laws and regulations. The Company's remediation activities for fiscal 1998 did not entail material expenditures, and its remediation activities for fiscal 1999 are not expected to entail material expenditures. Future discoveries of contaminated areas could entail material expenditures, depending upon the extent and nature of the contamination.

          CENTURY ELECTRIC (MCMINNVILLE, TENNESSEE). Prior to its purchase by the Company in 1986, Century Electric, Inc. ("Century Electric") acquired a business from Gould Inc. ("Gould") in May 1983 which included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any PCBs at the McMinnville facility (the "1983 Indemnity"). Investigation has revealed the presence of PCBs and other substances, including solvents, in portions of the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples. Century Electric has kept the Tennessee Department of Environment and Conservation, Division of Superfund, apprised of test results from the investigation. The McMinnville plant has been listed as a Tennessee Inactive Hazardous Substance Site, a report on that site has been presented to the Tennessee legislature, and community officials and plant employees have been notified of the presence of contaminants as above described. In 1995, Gould completed an interim remedial measure of excavating and disposing onsite soil containing PCBs. Gould also conducted preliminary investigation and cleanup of certain onsite and offsite contamination. The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined. The Company believes that the costs for further onsite and offsite cleanup (including ancillary costs) are covered by the 1983 Indemnity. While the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould's substantial failure to perform such obligations could have a material adverse effect on the Company.

          OFFSITE LOCATIONS. The Company has been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several offsite locations. Due, in part, to the existence of indemnification from the former owners of certain acquired businesses for cleanup costs at certain of these sites, the Company's estimated share in liability (if any) at the offsite facilities is not expected to be material. It is possible that the Company will be named as a potentially responsible party in the future with respect to other sites.

          INDEMNIFICATION OBLIGATIONS FROM RESTRUCTURING. In selling certain business operations, the Company from time to time has agreed, subject to various conditions and limitations, to indemnify buyers with respect to environmental liabilities associated with the acquired operations. The Company's indemnification obligations pursuant to such agreements did not entail material expenditures for fiscal 1998, and its indemnification obligations for fiscal 1999 are not expected to entail material expenditures. Future expenditures pursuant to such agreements could be material, depending upon the nature of any future asserted claims subject to indemnification.

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

          In addition, the Company's results of operations could be adversely affected by general business and legal risks, as well as the following specific risks.

          SUCCESS OF RESTRUCTURING MEASURES. MagneTek is making significant changes in its manufacturing facilities and procedures, with the objective of increasing efficiency and reducing costs. The changes involve the incurrence of significant costs. Unanticipated costs or delays, disruption of manufacturing or the failure to realize expected cost reductions could reduce the benefit of such changes and adversely affect results of operations. Future results of operations will depend to a significant extent on the success of the restructuring and business strategy initiatives described herein.

          COMPETITION AND PRICING PRESSURES. MagneTek operates in an intensely competitive environment and certain of its competitors are significantly larger and have substantially greater resources than the Company. Other companies seek to compete on the basis of competitive strengths which are similar to those described herein, or in other areas in which they may have advantages. Certain of such companies are seeking to employ competitive and management strategies similar to those of MagneTek. As a result, MagneTek's competitive standing may be expected to vary from time to time and among different markets. Pricing pressures in the lighting ballast product line during fiscal 1998, and continuing to the present, have adversely affected profitability of that segment.

          DEPENDENCE ON SIGNIFICANT CUSTOMERS. MagneTek's sales to its top five customers represented approximately 23% of its net sales in fiscal 1998. The loss of any such customers or significant decreases in any such customer's levels of purchases from MagneTek could have a material adverse effect on the Company's business.

          SENSITIVITY TO GENERAL ECONOMIC AND INDUSTRY CONDITIONS. MagneTek's markets are cyclical in nature and subject to general trends in the economy. Profitability and cash flow availability could be adversely affected by any prolonged economic downturn.

          INTERNATIONAL SALES AND OPERATIONS; FOREIGN CURRENCY EXPOSURE. International sales, including sales from domestic operations, accounted for approximately 24% of MagneTek's net sales in fiscal 1998. As a result of its international sales and operations, the Company is subject to the risk of fluctuation in currency exchange rates. Further, MagneTek's international operations are subject to risks associated with changes in local economic and political conditions, currency exchange restrictions, regulatory requirements and taxes.

          Approximately 18% of MagneTek's net sales in fiscal 1998 were denominated in currencies other than the U.S. dollar, principally the Italian lira and the German mark. Commencing January 1, 1999, 11 countries in the European Union are scheduled to begin conversion to a common legal currency, known as the "euro." Conversion to the euro is expected to have broad implications to companies doing business in Europe, including MagneTek. Such consequences may include significant changes in exposure to currency fluctuations; changes in the competitive environment among participating countries, including the potential of increased business consolidation; requirements for changes in pricing policies and changes in information technology requirements. At this time, MagneTek is unable to gauge the effect on its business of the euro conversion, including whether such effect will be positive or negative.

          YEAR 2000 COMPLIANCE. MagneTek is currently operating certain computer software and systems which are not year 2000 compliant. MagneTek has purchased and is in the process of installing an Oracle "Enterprise Resource Planning" software package which will, among other things, address year 2000 issues. Replacement and conversion of software to the new system is anticipated to be completed early in calendar year 1999. Prior to the end of calendar year 1998, MagneTek will evaluate the progress of implementation and develop contingency plans if this evaluation indicates that there will be delays in implementation. MagneTek is currently contacting critical suppliers to determine if the products and services they provide to the Company are year 2000 compliant. The failure of products or services supplied to the Company to be year 2000 compliant could adversely affect the Company's operations. In addition, MagneTek is subject to the risk that non-compliant software could escape detection and correction, and thereby cause failures with unpredictable, and potentially significant, consequences.

          ENVIRONMENTAL MATTERS. MagneTek has from time to time discovered contamination by hazardous substances at certain of its facilities and in selling certain business operations. The Company has agreed, in some instances, to provide indemnification against environmental liabilities associated with the acquired operations.

          RAW MATERIALS. MagneTek's raw material costs represented approximately 47% of its net sales in fiscal 1998. The principal raw materials used by the Company are copper, steel and aluminum. MagneTek attempts to hedge against the risk of fluctuation in the prices of copper and aluminum by entering into futures contracts. However, unanticipated increases in raw material requirements or price increases not covered by hedging would increase production costs and could adversely affect profitability.

          RISKS ASSOCIATED WITH EXPANSION Strategy. MagneTek is seeking to expand its business through joint ventures, strategic partnerships and acquisitions of other business entities. Significant new acquisitions or investments could reduce the Company's liquidity and result in the incurrence of additional debt. Inability to successfully integrate future acquisitions or to manage expanded operations effectively is an inherent risk of MagneTek's growth strategy.

ITEM 2.   PROPERTIES.

          MagneTek's headquarters and each of its principal facilities for the continuing operations of the Company are listed below, each of which is owned by the Company unless shown as leased.

                                                         Approximate
           Location                 Lease Term          Size (Sq. Ft.)                         Principal Use
           --------                 ----------          --------------           ---------------------------------
Altavista, Virginia                     --                  108,000                            Motor manufacturing

Bridgeport, Connecticut                1999                 100,000                        Capacitor manufacturing

Budapest, Hungary                      2002                 154,000                            Motor manufacturing

Cegled, Hungary                         --                  152,000                            Motor manufacturing

Chatsworth, California                 2003                  44,000                     Power supply manufacturing

Gainsborough                            --                   44,000                            Motor manufacturing
   Lincolnshire,
   England

Gallman, Mississippi                1999 plus               130,000                                      Wire mill
                                 options to 2073

Goodland, Indiana                       --                   75,000                         Component transformer
                                                                                                     manufacturing

Gordonsville, Tennessee                2004                  68,000                            Motor manufacturing

Huntsville, Alabama                     --                  125,000              Electronic ballast manufacturing;
                                                                                     power electronics and ballast
                                                                                   research and development center

Juarez, Mexico                       Various                282,000                            Motor manufacturing

LaVergne, Tennessee                    1999                 188,000                            Distribution center

Lexington, Tennessee                    --                  449,000                            Motor and generator
                                                                                                     manufacturing

Mainaschaff, Germany                 Various                209,000                         Ballast, ignition coil
                                                                                     and transformer manufacturing

Matamoros, Mexico                    Various                320,000                          Ballast, RV converter
                                                                                     and transformer manufacturing

McMinnville, Tennessee           Options to 2021            275,000                            Motor manufacturing

Milan, Italy                            --                   53,000                          Ballast manufacturing

Nashville, Tennessee                   2005                  67,000                         Corporate headquarters

New Berlin, Wisconsin                  2008                 122,400                             Drives and systems
                                                                                                     manufacturing

Owosso, Michigan                        --                  198,000                            Motor manufacturing

                                                         Approximate
           Location                 Lease Term          Size (Sq. Ft.)                          Principal Use
           --------                 ----------          --------------           ---------------------------------
Pomaz, Hungary                      2006, 2007               44,000                       Power supply and ballast
                                                                                                     manufacturing

Reynosa, Mexico                        2008                 151,000                       Ballast and power supply
                                                                                                     manufacturing

Ripley, Tennessee                       --                   84,000                            Motor manufacturing

St. Louis, Missouri             2000 plus option             51,000                  Administration, marketing and
                                     to 2005                                                  accounting personnel

Valdarno, Italy                         --                  149,000                     Power supply manufacturing


          The Company believes its facilities are in satisfactory condition and are adequate for its present operations.

ITEM 3.   LEGAL PROCEEDINGS.

PRODUCT LIABILITY

          The Company is a party to a number of product liability lawsuits, many of which involve fires allegedly caused by defective ballasts. All of these cases are being defended by the Company, and management believes that its insurers will bear all liability, except for applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material effect on the Company.

PATENT

          In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging the Company is infringing on seven of his patents pertaining to electronic ballast technology. The plaintiff seeks an unspecified amount of damages and an injunction to preclude the Company from making, using or selling those products allegedly infringing his patents. The Company denies that it has infringed, or is infringing, any of the plaintiff's patents, and has asserted several affirmative defenses. The Company also filed a counterclaim seeking judicial declaration that it is not infringing (and has not infringed) the patents asserted by the plaintiff, and that such asserted patents are invalid. The Company intends to defend this matter vigorously. Due to the early state of the litigation, it is difficult to predict the outcome of the foregoing legal proceeding. However, management of the Company does not believe that the financial impact of such litigation will be material.

ASBESTOS

          In December 1996, the Company and certain of its subsidiaries were named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper") in the U.S. District Court for the Southern District of Texas, alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the litigation is the question of which party has responsibility in connection with pending lawsuits (the "asbestos lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the asbestos lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the asbestos lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the asbestos lawsuits and that certain insurance coverage available to Cooper should be applied to the asbestos lawsuits. The Company and Cooper have engaged in settlement discussions. In July 1998, the Court granted partial summary judgment in favor of the Company, ruling that the Company has no obligation to indemnify Cooper in connection with the asbestos lawsuits. Management of the Company does not believe that the financial impact of the foregoing legal proceeding will be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the stockholders of the Company during the quarter ended June 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 1997 and 1998:

             QUARTER ENDING                 HIGH            LOW
          --------------------------------------------------------
          September 30, 1997                    23         15-7/8
          December 31, 1997                24-5/16         17-7/8
          March 31, 1998                    20-1/2        16-1/16
          June 30, 1998                   20-11/16        14-5/16

          September 30, 1996                11-5/8          8-1/8
          December 31, 1996                 14-1/8         10-5/8
          March 31, 1997                    18-1/8         12-1/4
          June 30, 1997                     18-3/8         14-7/8

          The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of September 11, 1998, there were approximately 400 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

          MagneTek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 1997 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock except for (i) the repurchase of up to $15.0 million of the Company's Common Stock so long as no event of default exists or would result from such declaration and payment, and the ratio of the Company and certain subsidiaries' Funded Debt to Capitalization (as such terms are defined in the bank loan agreement) is not more than 0.65 to 1.00, or (ii) other distributions so long as no event of default exists or would result from such declaration and payment, and (ii) the ratio of the Company and certain subsidiaries' Funded Debt to Capitalization is not more than 0.55 to 1.00.

ITEM 6.   SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information called for by Part II, Items 6, 7 and 8 is hereby incorporated by reference to the Management's Discussion and Analysis, the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, of the Company's 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the current executive officers of the Company.

          NAME                           AGE    POSITION
          ----                           ---    --------
          Andrew G. Galef                65     Chairman of the Board of Directors

          Ronald N. Hoge                 53     President, Chief Executive Officer and
                                                  Director

          Antonio Canova                 56     Executive Vice President

          Brian R. Dundon                52     Executive Vice President

          Gerard P. Gorman               46     Executive Vice President

          James E. Schuster              45     Executive Vice President

          Alexander Levran, Ph.D.        48     Senior Vice President, Technology

          David P. Reiland               44     Senior Vice President and Chief Financial
                                                  Officer

          John P. Colling, Jr.           42     Vice President and Treasurer

          Nancy M. Falls                 42     Vice President, Investor Relations

          Thomas R. Kmak                 48     Vice President and Controller

          Samuel A. Miley                41     Vice President, General Counsel and
                                                  Secretary

          Dennis L. Hatfield             50     Assistant Vice President, Facilities and
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

          Mr. Canova has been Executive Vice President, with responsibility for the Company's Power Supplies business since October 1993. He has served as managing director of MagneTek S.p.A. in Italy since March 1991. He held the same position with Plessey S.p.A. from 1988 until March 1991 when Plessey S.p.A. was acquired by the Company. From 1969 to 1988, Mr. Canova served as general manager of Plessey S.p.A.

          Mr. Dundon has been Executive Vice President, with responsibility for the Company's Lighting Products business since April 1998. From November 1986, when Century Electric, Inc. was acquired by the Company, until April 1998, Mr. Dundon served as Senior Vice President, Motors and Controls. Prior to the acquisition Mr. Dundon had been with Gould Inc. and Century Electric since 1971, serving in various capacities.

          Mr. Gorman joined MagneTek in November 1996 as Senior Vice President of Strategic Planning and since July 1997 has been Executive Vice President with responsibility for the Company's Drives and Systems business. From 1994 to 1996, Mr. Gorman was President of General Electric Environmental Services, Inc., a wholly owned subsidiary of the General Electric Company, which supplies air pollution control equipment and services to government, utility and industrial customers worldwide. From 1991 to 1994, Mr. Gorman was President of Woodward-Clyde International ("WCI"), a unit of Woodward-Clyde Group, Inc., and prior to his association with WCI, he served in positions of increasing responsibility with Ebasco Services, Inc. He holds a BS degree in Industrial & Mechanical Engineering from Pratt Institute, New York, and an MBA from New York University, and is a graduate of the International Strategic Planning Program of the Wharton School of Business.

          Mr. Schuster has been Executive Vice President with responsibility for the Company's Motors and Controls business since April 1998 and prior to that was Senior Vice President of Operations since July 1996. From October 1995 to July 1996, Mr. Schuster was Vice President of Operations of the Aerospace Equipment Systems Division at AlliedSignal Inc. where he was responsible for 11 sites and approximately 6,000 employees. Before joining AlliedSignal, Mr. Schuster spent 15 years working for the Naval Systems Division of Westinghouse Electric Corporation in various positions, including as Manager of Operations from July 1988 to July 1995. He was also appointed to Westinghouse Electric's Corporate Engineering and Manufacturing Advisory Council in 1992.

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

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in September 1998, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                     Form 10-K      Annual Report To
                                                       Page        Stockholders Page
                                                     ---------     -----------------
1.   Consolidated Financial Statements                                     25

     Consolidated Statements of Income for                                 31
     Years Ended June 30, 1998, 1997, and 1996

     Consolidated Balance Sheets at June 30,                               32
     1998 and 1997

     Consolidated Statements of Stockholders'                              34
     Equity for Years Ended June 30, 1998, 1997
     and 1996

     Consolidated Statements of Cash Flows for                             35
     Years Ended June 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements                            36

     Report of Ernst & Young LLP, Independent                      inside back cover
     Auditors

2.   Consolidated Financial Statement Schedule

                                                     Form 10-K      Annual Report To
                                                       Page        Stockholders Page
                                                     ---------     -----------------
     Report of Ernst & Young LLP, Independent           S-1
     Auditors

     Schedule II -- Valuation and Qualifying            S-2
     Accounts

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

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------
3.1         (1)     Restated Certificate of Incorporation of the Company, as filed with the
                    Delaware Secretary of State on November 21, 1989.

3.2         (2)     By-laws of the Company, as amended and restated.

4.1         (3)     Specimen Common Stock Certificate.

10.1        (4)     1987 Stock Option Plan of MagneTek, Inc. ("1987 Plan").

10.2        (5)     Amendments No. 1 and 2 to 1987 Plan.

10.3        (6)     Amendments No. 3 and 4 to 1987 Plan.

10.4        (7)     Amendment No. 5 to 1987 Plan.

10.5        (8)     Second Amended and Restated 1989 Incentive Stock Compensation Plan of
                    MagneTek, Inc. ("1989 Plan").

10.6        (7)     Amendment No. 1 to 1989 Plan.

10.7        (7)     Standard Terms and Conditions Relating to Non-Qualified Stock Options,
                    revised as of July 24, 1996, pertaining to the 1987 Plan and the 1989 Plan.

10.8        (7)     Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended
                    and Restated 1989 Incentive Stock Compensation Plan of the Company.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------
10.9        (7)     Form of Restricted Stock Agreement Pursuant to the Second Amended and
                    Restated 1989 Incentive Stock Compensation Plan of the Company.

10.10       (9)     MagneTek, Inc. 1997 Non-Employee Director Stock Option Plan.

10.11       (4)     Senior Executive Medical Expense Reimbursement Plan for the Company.

10.12       (6)     1991 Discretionary Director Incentive Compensation Plan of the Company.

10.13       (10)    MagneTek, Inc. Deferral Investment Plan.

10.14       (10)    MagneTek, Inc. Performance-Based Pension Restoration Plan.

10.15       (11)    Form of Rights Agreement dated as of March 4, 1997 by and between the
                    Company and The Bank of New York, as Rights Agent.

10.16       (12)    MagneTek, Inc. Amended and Restated Director Compensation and Deferral
                    Investment Plan.

10.17       (10)    Employment Agreement dated as of June 1, 1996 between the Company and
                    Ronald N. Hoge.

10.18       (13)    Unsecured Promissory Note and Loan Agreement dated July 29, 1996 of Ronald
                    N. Hoge.

10.19       (13)    Form of Unsecured Promissory Note by Ronald N. Hoge, James E. Schuster and
                    Gerard P. Gorman, in the aggregate amounts of $1,317,243, $245,000 and
                    $283,938, respectively.

10.20       (14)    Secured Promissory Note and Loan Agreement dated October 7, 1997 and Deed of Trust dated October 7, 1997 of Ronald N. Hoge.

10.21       (15)    Non-Qualified Stock Option Agreement between the Company and Ronald N.
                    Hoge.

10.22       (15)    Non-Qualified Stock Option Agreement between the Company and David P.
                    Reiland.

10.23       (5)     Registration Rights Agreement dated as of April 29, 1991 among the Company,
                    Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.

10.24       (7)     Registration Rights Agreement dated as of June 28, 1996 by and between the
                    Company and U.S. Trust Company of California, N.A.

10.25       (16)    Executive Management Agreement dated as of July 1, 1994, by and between the
                    Company and The Spectrum Group, Inc.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------
10.26       (17)    Amendment dated as of January 25, 1995 to the Executive Management
                    Agreement between the Company and The Spectrum Group, Inc.

10.27       (18)    Security Agreement dated March 1, 1993 between the Industrial Development
                    Board of the City of Huntsville ("the Huntsville IDB") and the Company (the
                    "Huntsville Security Agreement").

10.28       (19)    First Supplemental Security Agreement dated as of August 1, 1993 by and between the Huntsville IDB and The CIT Group/Equipment Financing, Inc.
                    ("CIT").

10.29       (19)    Second Supplemental Security Agreement dated as of October 1, 1993 by and between the Huntsville IDB and CIT.

10.30       (18)    Equipment Lease Agreement of even date with the Huntsville Security
                    Agreement among the parties thereto.

10.31       (19)    Amendment to Equipment Lease Agreement dated as of August 1, 1993 between the Huntsville IDB and the Company.

10.32       (19)    Second Amendment to Equipment Lease Agreement dated as of October 1, 1993 between the Huntsville IDB and the Company.

10.33       (20)    Lease Agreement dated as of November 1, 1988 between the Huntsville IDB and
                    Burnett-Nickelson Investments ("Lease Agreement") as to which the Company succeeded to the lessee's obligations.

10.34       (21)    First, Second and Third Amendments to Lease Agreement.

10.35       (22)    Fourth Amendment to Lease Agreement.

10.36       (21)    Bond Guaranty Agreement between the Company, as Guarantor and First Alabama
                    Bank dated as of February 1, 1993 relating to the Lease Agreement.

10.37       (21)    Indenture dated as of November 1, 1988 relating to First Mortgage
                    Industrial Revenue Bonds (Burnett-Nickelson Project Series 1988) between
                    Huntsville IDB and First Alabama Bank, as Trustee, relating to the
                    Huntsville facility (the "Indenture").

10.38       (21)    First, Second and Third Supplemental Indentures to the Indenture.

10.29       (22)    Fourth Supplemental Indenture to the Indenture.

10.40       (23)    Environmental Agreement among the Company, Universal Manufacturing
                    Corporation and Farley Northwest Industries, Inc., as amended.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------
10.41       (23)    Letter Agreement dated as of January 9, 1986, between the Company and
                    Farley Northwest Industries, Inc., pursuant to Stock Purchase Agreement.

10.42       (23)    Tax Agreement dated as of February 12, 1986, between the Company and Farley
                    Northwest Industries, Inc.

10.43       (23)    Agreement dated as of January 9, 1986, between the Company and
                    Farley/Northwest Industries, Inc. relating to the Totowa facility.

10.44       (13)    Restated Credit Agreement dated as of June 20, 1997 between the Company, as
                    Borrower, NationsBank of Texas, N.A., as Agent, CIBC Inc., The First
                    National Bank of Chicago, The Long-Term Credit Bank of Japan, Ltd., Bankers
                    Trust Company, Credit Lyonnais -- New York Branch, and Union Bank of
                    California, N.A., as Co-Agents, and Certain Lenders (the "Restated Credit
                    Agreement").

10.45       (13)    Guaranty dated as of December 29, 1996 by MagneTek Financial Services,
                    Inc., as Guarantor, for the benefit of NationsBank, in its capacity as
                    Agent for the Lenders now or in the future party to the Credit Agreement dated as of March 31, 1995 between the Company, certain lenders and
                    NationsBank (the "1995 Credit Agreement").

10.46       (13)    Security Agreement dated as of December 29, 1996 by the Company and
                    MagneTek Financial Services, Inc. for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995
                    Credit Agreement.

10.47       (13)    Security Agreement dated as of March 31, 1995 by the Company and the other debtors party thereto for the benefit of NationsBank, in its capacity as
                    Agent for the Lenders now or in the future party to the 1995 Credit
                    Agreement (the "1995 Security Agreement").

10.48       (13)    Supplement to Security Agreement dated as of March 31, 1995 between the
                    Company and NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement, with reference to the 1995
                    Security Agreement.

10.49       (14)    First Amendment dated as of March 27, 1998 to the Restated Credit
                    Agreement.

10.50       (24)    Lease and Agreement between the City of Blytheville, Arkansas and the
                    Company, dated as of November 1, 1988.

10.51       (5)     First Supplemental Lease and Agreement between City of Blytheville,
                    Arkansas and the Company dated as of December 1, 1989, for the Blytheville,
                    Arkansas facility.

10.52       (23)    Lease on Bridgeport, Connecticut facility of Universal Manufacturing.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------
10.53       (7)     Lease Agreement dated March 18, 1996 between Fujian Fufa Company Limited and MagneTek Fuzhou Generator Company Limited.

10.54       (23)    Lease on Gallman, Mississippi facility of Universal Manufacturing.

10.55       (25)    Lease of LaVergne, Tennessee facility.


10.56       (22)    First Amendment dated August 28, 1991 and Second Amendment dated
                    February 5, 1993 to Lease on LaVergne, Tennessee facility.

10.57       (26)    Lease of Matamoros, Mexico fluorescent ballast manufacturing facility dated
                    January 1, 1988.

10.58       (27)    Lease on McMinnville, Tennessee facility of Century Electric.

10.59       (23)    Lease on Mendenhall, Mississippi facility of Universal Manufacturing.

10.60       (2)     Lease on Nashville, Tennessee headquarters facility dated as of June 30,
                    1995.

10.61       (14)    Lease on Nashville, Tennessee headquarters facility dated as of March 2,
                    1998.

10.62       (28)    Lease of facility in New Berlin, Wisconsin.

10.63       (5)     Third Modification of Lease dated as of December 31, 1990, for the New
                    Berlin, Wisconsin facility.

10.64       (22)    Fourth Modification of Lease dated as of February 12, 1993 for the New
                    Berlin, Wisconsin facility.

10.65       (27)    Lease of St. Louis, Missouri administration, marketing and engineering personnel facility dated January 1, 1988.

10.66       (29)    Stock Purchase Agreement dated as of January 9, 1986, between the Company and Farley/Northwest Industries, Inc., with list of omitted exhibits and schedules.

10.67       (29)    Stock Purchase Agreement dated as of June 20, 1986, between the Company and
                    Better Coil and Transformer Corporation, with list of omitted exhibits.

10.68       (30)    Purchase Agreement dated as of October 22, 1986, by and among the Company,
                    Century and certain Securityholders.

10.69       (31)    Purchase Agreement dated as of December 15, 1986, between the Company and all the remaining Securityholders of Century.

10.70       (31)    Asset Purchase Agreement dated as of December 30, 1986, between the Company and Universal Electric.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------
10.71       (31)    Agreement for the Sale of Stock dated as of December 30, 1986, between the
                    Company and Cooper.

10.72       (2)     Asset Purchase Agreement dated as of May 27, 1994, between the Company and
                    The Louis Allis Company.

10.73       (2)     Asset Purchase Agreement dated as of June 17, 1994, among the Company,
                    MagneTek Controls, Inc. and Controls Acquisition Corporation.

10.74       (2)     Asset Purchase Agreement dated as of October 31, 1994, among the Company,
                    MagneTek National Electric Coil, Inc. and Rail Products International, Inc.

10.75       (2)     Asset Purchase Agreement dated as of November 8, 1994, between the Company and MAS Acquiring Corp.

10.76       (2)     Purchase and Sale Agreement dated November 18, 1994, by and among the
                    Company, MagneTek Tempe, Inc., MagneTek Deutschland Holding GmbH and PTS,
                    Inc.

10.77       (2)     Asset Purchase Agreement dated as of March 6, 1995, by and between the
                    Company and GN Acquisition Partners, L.P.

10.78       (2)     Asset Purchase Agreement dated as of March 13, 1995, among the Company,
                    MagneTek National Electric Coil, Inc. and 800 King Avenue Acquisition Corp.

10.79       (2)     Asset Purchase Agreement dated as of May 31, 1995, between MagneTek
                    National Electric Coil, Inc. and The Guardian Resin Corporation.

10.80       (2)     Agreement of Sale dated as of June 23, 1995, between General Signal
                    Corporation and the Company.

10.81       (2)     Asset and Stock Purchase Agreement dated as of September 14, 1995, among the Company, MagneTek National Electric Coil, Inc. and National Electric
                    Coil Company, L.P.

10.82       (7)     Sino-American Equity Joint Venture Contract dated December 17, 1995 between
                    Fujian Fufa Company Limited and the Company for the Establishment of
                    MagneTek Fuzhou Generator Company Limited.

10.83       (7)     Amended and Restated Asset Purchase Agreement dated as of February 27, 1996 among MagneTek National Electric Coil, Inc., the Company, Eastern Electric
                    Apparatus Repair Company, Inc. and Grand Eagle Companies Inc.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------
10.84       (7)     Stock Purchase Agreement dated as of June 28, 1996 among MagneTek National
                    Electric Coil, Inc., the Company, Grand Eagle Companies North America, Inc.
                    and Grand Eagle Companies, Inc.

10.85       (7)     Amendment No. 1 dated as of June 28, 1996 to Amended and Restated Asset
                    Purchase Agreement among MagneTek National Electric Coil, Inc., the
                    Company, Eastern Electric Apparatus Repair Company, Inc. and Grand Eagle
                    Companies Inc. dated as of February 27, 1996.

10.86       (7)     Asset Purchase Agreement dated as of August 30, 1996 between the Company and Jefferson Electric, Inc.

13          (14)    1998 Annual Report to Stockholders (pp. 25-52 and inside back cover).

22          (13)    Subsidiaries of the Company.

23          (14)    Consent of Ernst & Young LLP, independent auditors.

27          (14)    Financial Data Schedule.

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

(4) Previously filed with Form 10-K for Fiscal Year ended June 30, 1987 and incorporated herein by this reference.

(5) Previously filed with Form 10-K for Fiscal Year ended June 30, 1991 and incorporated herein by this reference.

(6) Previously filed with Form 10-K for Fiscal Year ended June 30, 1992 and incorporated herein by this reference.

(7) Previously filed with Form 10-K for Fiscal Year ended June 30, 1996 and incorporated herein by this reference.

(8) Previously filed with Form 10-Q for quarter ended December 31, 1994 and incorporated herein by this reference.

(9) Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45935, and incorporated herein by this reference.

(10) Previously filed with Form 10-Q for quarter ended December 31, 1996 and incorporated herein by this reference.

(11) Previously filed with Form 8-K dated March 3, 1997 and incorporated herein by this reference.

(12) Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45939, and incorporated herein by this reference.

(13) Previously filed with Form 10-K for Fiscal Year ended June 30, 1997 and incorporated herein by this reference.

(14) Filed herewith.

(15) Previously filed with Form 10-Q for quarter ended March 31, 1997 and incorporated herein by this reference.

(16) Previously filed with Form 10-Q for quarter ended March 31, 1994 and incorporated herein by this reference.

(17) Previously filed with Form 10-Q for quarter ended March 31, 1995 and incorporated herein by this reference.

(18) Previously filed with Form 10-Q for quarter ended March 31, 1993 and incorporated herein by this reference.

(19) Previously filed with Form 10-Q for quarter ended September 30, 1993 and incorporated herein by this reference.

(20) Previously filed with Form 8-K dated January 5, 1990 and incorporated herein by this reference.

(21) Previously filed with Form 10-K for fiscal year ended June 27, 1993 and incorporated herein by this reference.

(22) Previously filed with Form 10-K for Fiscal Year ended July 3, 1994 and incorporated herein by this reference.

(23) Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986 and incorporated herein by this reference.

(24) Previously filed with the Registration Statement filed on April 18, 1989 and incorporated herein by this reference.

(25) Previously filed with Form 10-K for Fiscal Year ended July 2, 1989 and incorporated herein by this reference.

(26) Previously filed with Form 10-K for Fiscal Year ended July 3, 1988 and incorporated herein by this reference.

(27) Previously filed with Post-Effective Amendment No. 1 to Registration Statement, filed on August 3, 1987 and incorporated herein by this reference.

(28) Previously filed with the Registration Statement filed on May 3, 1985 and incorporated herein by this reference.

(29) Previously filed with Form 10-K for Fiscal Year ended June 30, 1986 and incorporated herein by this reference.

(30) Previously filed with Form 10-Q for quarter ended September 30, 1986 and incorporated herein by this reference.

(31) Previously filed with Form 8-K dated December 30, 1986 and incorporated herein by this reference.

          (b)  Reports on Form 8-K:

          The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

          (c)  Refer to (a) 3 above.

          (d)  Refer to (a) 2 above.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 28th of September, 1998.

                                       MagneTek, Inc.
                                       (Registrant)

                                       /s/ RONALD N. HOGE
                                       ----------------------------------------
                                       Ronald N. Hoge
                                       President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                         TITLE                             DATE
            ---------                         -----                             -----
     /s/ ANDREW G. GALEF           Chairman of the Board of              September 28, 1998
---------------------------------    Directors
         Andrew G. Galef

     /s/ RONALD N. HOGE            President, Chief Executive            September 28, 1998
---------------------------------    Officer and Director
         Ronald N. Hoge              (Principal Executive Officer)

     /s/ THOMAS G. BOREN           Director                              September 28, 1998
---------------------------------
         Thomas G. Boren

     /s/ DEWAIN K. CROSS           Director                              September 28, 1998
---------------------------------
         Dewain K. Cross

     /s/ PAUL J. KOFMEHL           Director                              September 28, 1998
---------------------------------
         Paul J. Kofmehl

   /s/ FREDERICK D. LAWRENCE       Director                              September 28, 1998
---------------------------------
      Frederick D. Lawrence

   /s/ MARGUERITE W. SALLEE        Director                              September 28, 1998
---------------------------------
       Marguerite W. Sallee

     /s/ ROBERT E. WYCOFF          Director                              September 28, 1998
---------------------------------
         Robert E. Wycoff

     /s/ DAVID P. REILAND          Senior Vice President and             September 28, 1998
---------------------------------    Chief Financial Officer
         David P. Reiland           (Principal Financial Officer)

     /s/ THOMAS R. KMAK            Vice President and Controller         September 28, 1998
---------------------------------    (Principal Accounting Officer)
         Thomas R. Kmak

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the consolidated financial statements of MagneTek, Inc. as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 18, 1998 (incorporated by reference elsewhere in this Annual Report on Form 10-K).
Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

St. Louis, Missouri
August 18, 1998

                                                                    SCHEDULE II

                                  MAGNETEK, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                              (AMOUNTS IN THOUSANDS)

                              BALANCE AT     ADDITIONS      DEDUCTIONS                BALANCE
                              BEGINNING      CHARGED TO        FROM                    AT END
JUNE 30, 1996                  OF YEAR        EARNINGS      ALLOWANCE     OTHER(a)    OF YEAR
-------------                 ----------     ----------     ----------    --------    --------
Allowance for
  doubtful
  receivables                  $4,421         $5,422        ($4,450)        $35       $5,428

JUNE 30, 1997
-------------
Allowance for
  doubtful
  receivables                  $5,428         $1,102        ($1,203)      $(159)      $5,168

JUNE 30, 1998
-------------
Allowance for
  doubtful
  receivables                  $5,168         $1,738        ($2,102)        $19       $4,823

(a) Represents primarily opening allowances for doubtful accounts balances of acquired companies and Foreign Translation Adjustments.