Form 10-Q
period 1998-09-30
MAGNETEK INC
filed 1998-11-09
CIK 751085

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1998
                                    OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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
Yes   X   No
------    ------
                       APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of November 2, 1998: 31,578,486 shares.

PART I.    FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1998 and the results of operations and cash flows for the three-month periods ended September 30, 1998 and 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months ended September 30, 1998 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1

                                MAGNETEK, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 and JUNE 30, 1998
                            (amounts in thousands)


ASSETS                                           September 30          June 30
                                                 ------------         ---------
                                                 (unaudited)
Current assets:
  Cash                                           $   1,801            $   5,976
  Accounts receivable                              187,159              197,284
  Inventories                                      209,519              196,830
  Prepaid expenses and other                        21,869               17,464
                                                  --------            ---------
   Total current assets                            420,348              417,554
                                                  --------            ---------
Property, plant and equipment                      458,105              440,127

Less-accumulated depreciation
 and amortization                                  254,497              243,657
                                                  --------            ---------
                                                   203,608              196,470
                                                  --------            ---------

Goodwill                                            54,715               53,576

Deferred financing costs,
 intangible and other assets                        64,304               63,138
                                                 ---------            ---------
Total Assets                                     $ 742,975            $ 730,738
                                                 ---------            ---------
                                                 ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 101,484            $ 113,377
  Accrued liabilities                               99,853              107,539
  Current portion of long-term debt                  6,137                5,527
                                                 ----------           ---------
     Total current liabilities                     207,474              226,443
                                                 ----------           ---------

Long-term debt, net of current portion             263,766              239,577

Other long-term obligations                         65,380               66,213

Deferred income taxes                               12,160               11,784

Commitments and contingencies

Stockholders' equity
   Common stock                                        311                  313
   Paid in capital in excess of par value          171,664              176,464
   Retained earnings                                36,754               27,737
   Accumulated other comprehensive loss           ( 14,534)            ( 17,793)
                                                 ----------           ---------
   Total stockholders' equity                      194,195              186,721
                                                 ----------           ---------

Total Liabilities and
    Stockholders' Equity                         $ 742,975            $ 730,738
                                                 ----------           ---------
                                                 ----------           ---------

                               MAGNETEK, INC.
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                         FOR THE THREE MONTHS ENDED
                        SEPTEMBER 30, 1998 and 1997
                (amounts in thousands except per share data)
                                (unaudited)

                                                     1998              1997
                                                  ----------        ----------
Net sales                                         $  289,832        $  286,487
Cost of sales                                        234,494           229,032
                                                  ----------        ----------
Gross profit                                          55,338            57,455
Selling, general and administrative                   36,517            40,215
                                                  ----------        ----------
Income from operations                                18,821            17,240
Interest expense                                       4,820             4,753
Other expense, net                                       740               801
                                                  ----------        ----------
Income before provision for
  income taxes                                        13,261            11,686
Income taxes                                           4,244             4,207
                                                  ----------        ----------
Net income                                          $  9,017          $  7,479
                                                  ----------        ----------
                                                  ----------        ----------
EARNINGS PER COMMON SHARE

Basic:
Net income                                           $  0.29           $  0.26
                                                  ----------        ----------
                                                  ----------        ----------
Diluted:
Net income                                           $  0.29           $  0.25
                                                  ----------        ----------
                                                  ----------        ----------

                               See accompanying notes

                               MAGNETEK, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (amounts in thousands)
                                (unaudited)


                                                      1998              1997
                                                    --------          --------
Cash flows from operating activities:

Net income                                          $  9,017          $  7,479

Adjustments to reconcile income to net cash
  used in operating activities:
    Depreciation and amortization                      9,574             9,450
    Changes in operating assets and liabilities      (29,876)          (19,146)
                                                    --------          --------
Total adjustments                                    (20,302)           (9,696)
                                                    --------          --------
Net cash used in operating activities:               (11,285)           (2,217)
                                                    --------          --------
Cash flows from investing activities:

Capital expenditures                                 (13,214)          (10,133)
Other investments                                        236               131
                                                    --------          --------
Net cash used in investing activities                (12,978)          (10,002)
                                                    --------          --------
Cash flows from financing activities:

Proceeds from issuance of common stock                   642             2,227
Repurchase of common stock                            (5,353)                -
Borrowings under bank
     and other long-term obligations                  24,799             6,829
Increase in deferred financing costs                       -               (96)
                                                    --------          --------
Net cash provided by financing activities:            20,088             8,960
                                                    --------          --------
Net decrease in cash                                $ (4,175)         $ (3,259)
Cash at the beginning of period                        5,976             6,138
                                                    --------          --------
Cash at the end of period                           $  1,801          $  2,879
                                                    --------          --------
                                                    --------          --------

                              (continued on next page)

                                MAGNETEK, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (amounts in thousands)
                                 (unaudited)

                                                       1998             1997
                                                     --------         --------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                        $  5,796         $  5,654
     Income Taxes                                    $    832         $    740




                              (see accompanying notes)

                               MAGNETEK, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998
                   (All dollar amounts are in thousands)
                                (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month periods ended September 30, 1998 and 1997 each contained thirteen weeks.

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

2.   INVENTORIES

     Inventories at September 30, 1998 and June 30, 1998 consist of the following:

                                                     September 30       June 30
                                                     ------------      ---------
     Raw materials and stock parts                     $   69,185      $  64,714
     Work-in-process                                       44,355         38,620
     Finished goods                                        95,979         93,496
                                                       ----------      ---------
                                                       $  209,519      $ 196,830
                                                       ----------      ---------
                                                       ----------      ---------

3.   COMMITMENTS AND CONTINGENCIES

     In December, 1996 the Company and certain of its subsidiaries were named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper") in the U.S. District Court for the Southern District of Texas, alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the litigation is the question of which party has responsibility in connection with pending lawsuits (the "asbestos lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the asbestos lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the asbestos lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the asbestos lawsuits and that certain insurance coverage available to Cooper should be applied to the asbestos lawsuits. The Company and Cooper have engaged in settlement discussions. In July 1998, the Court granted partial summary judgement in favor of the Company, ruling that the Company has no obligation to indemnify Cooper in connection with the asbestos lawsuits. Management of the Company does not believe that the financial impact of the foregoing legal proceeding will be material.

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

4.   OTHER COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which, prior to adoption were reported separately in stockholders equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the requirements of SFAS 130.

     During the first quarter of fiscal 1999 and 1998, total comprehensive income was $12,276 and $7,362 respectively.

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share.


                                                                Fiscal Year
                                                         ----------------------
                                                             1Q          1Q
                                                            1999        1998
                                                         ----------  ----------
     (in thousands, except per share data)
     BASIC
          Weighted average shares outstanding              31,203      28,425

          EARNINGS:
          Net income                                       $9,017      $7,479

          Per Share Earnings:                               $0.29       $0.26
                                                         --------    --------
                                                         --------    --------

     DILUTED
          Weighted average shares outstanding              31,203      28,425

          Dilutive stock options based upon
          the treasury stock method using
          average market price.                               290       1,091

          Effect of Convertible debt to equity                  -       2,284
                                                         --------    --------
          Total diluted shares outstanding                 31,493      31,800

          EARNINGS:
          Net Income                                       $9,017      $7,479
          Add:  Interest savings on Convertible
                debt after tax                                 $0        $466
                                                         --------    --------
          Net Income                                       $9,017      $7,945

          Per Share Earnings:                               $0.29       $0.25
                                                         --------    --------
                                                         --------    --------

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. 1997

     NET SALES AND GROSS PROFIT.

     MagneTek's net sales for the first quarter of fiscal 1999 were $289.8 million, a 1.2% increase from the first quarter of fiscal 1998 at $286.5 million. Sales in the Motors and Controls segment increased 1.1% due to improved demand for commercial fractional and integral horsepower products and generators offset by generally lower sales in the drives business. Sales in the Lighting Products segment declined 2.2% due to lower sales of magnetic and electronic fluorescent ballasts partially offset by higher sales of high intensity discharge and compact fluorescent ballasts. Power Supplies segment sales increased 10.7%, due primarily to the acquisition of Omega Power Systems in June of 1998. Excluding the results of Omega, sales for the Power Supplies segment increased 1.6%.

     The Company's gross profit decreased to $55.3 million (19.1% of net sales) in the first quarter of fiscal 1999 from $57.5 million (20.1% of net sales) in the first quarter of fiscal 1998. The gross profit decline was primarily focused in the Power Supplies segment. Sales and production volume reductions for European and domestic power supplies adversely affected margin performance. The Lighting Products segment had increased gross margins on lower sales, due to earlier consolidation efforts and transition of manufacturing capability to lower cost facilities. The Motors and Controls segment had flat margin performance for motor and generator products and lower gross margins for drives.

     OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $36.5 million (12.6% of net sales) in the first quarter of fiscal 1999 compared to $40.2 million (14.0% of net sales) in the first quarter of fiscal 1998. Lower spending occurred primarily in the general and administrative area as a result of lower employee benefits, recruitment and relocation expenditures.

     INTEREST AND OTHER EXPENSE.

     Interest expense of $4.8 million in the first quarter of fiscal 1999 was consistent with the expense incurred in the first quarter of fiscal 1998. Interest expense from higher debt levels in fiscal 1999, impacted by the funding of the Omega acquisition and higher working capital balances, was offset by the elimination of interest expense on convertible debentures.

     NET INCOME.

     The Company recorded an after-tax profit of $9.0 million in the first quarter of fiscal 1999 compared to an after-tax profit of $7.5 million in the first quarter of fiscal 1998. The tax provision in the first quarter of fiscal 1999 was $4.2 million (32% effective tax rate) versus $4.2 million in the first quarter of fiscal 1998 (36% effective tax rate). The lower provision for taxes reflects the Company's projected lower deferred tax asset valuation requirement and a reduction in certain foreign tax rates. The Company expects this lower overall rate to continue throughout the year.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has a Bank Loan Agreement which provides for borrowings of up to $350 million under a revolving loan facility through June, 2002. Borrowings under the facility bear interest at the bank's prime lending rate or, at the London Interbank Offered rate plus five-eighths of one percent. As of September 30, 1998, the Company had approximately $82 million of available borrowings under the Bank Loan Agreement. At present, the Bank Loan Agreement provides both short term working capital availability and longer term financing needs for the Company. The Company's Board of Directors has approved the repurchase of up to two million shares of its common stock. In the first quarter of fiscal 1999, the Company repurchased 427,000 shares for approximately $5 million through open market transactions.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See Part I, Item 1, Note 3.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on October 20, 1998.
     (b) The following named persons were elected as directors at such meeting:

                          Andrew G. Galef
                          Thomas G. Boren
                          Ronald N. Hoge
                          Dewain K. Cross
                          Paul J. Kofmehl
                       Frederick D. Lawrence
                       Marguerite W. Sallee
                         Robert E. Wycoff

     (a) The votes cast for and withheld with respect to each nominee for director are as follows:


     Nominee                                               For         Withheld
     -------                                           ----------      --------
     Andrew G. Galef                                   27,385,983       271,039
     Ronald N. Hoge                                    27,413,820       243,202
     Thomas G. Boren                                   27,440,720       216,302
     Dewain K. Cross                                   27,427,540       229,482
     Paul J. Kofmehl                                   27,417,351       239,671
     Frederick D. Lawrence                             27,434,781       222,241
     Marguerite W. Sallee                              27,425,840       231,182
     Robert E. Wycoff                                  27,425,140       231,882

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K
               None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MAGNETEK, INC.
                                                     (Registrant)



Date: November 2, 1998                       ________________________________
                                                     David P. Reiland
                                                 Executive Vice President
                                               and Chief Financial Officer
                                             (Duly authorized officer of the
                                                 registrant and principal
                                                    financial officer)