Form 10-Q/A
period 1998-09-30
MAGNETEK INC
filed 1999-01-28
CIK 751085

                              FORM 10-Q\A Amendment #1

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C. 20549

(Mark One)
[   X   ]  AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1998
                                         OR
[       ]  AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ---------------------------------------

Commission file number 1-10233
                               ---------------------------------------

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

ITEM 1

                                   MAGNETEK, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1998 and JUNE 30, 1998
                               (amounts in thousands)

 ASSETS                                 September 30   June 30
                                        ------------  --------
                                        (unaudited)
Current assets:
  Cash                                    $  1,801    $  5,976
  Accounts receivable                      187,159     197,284
  Inventories                              209,519     196,830
  Prepaid expenses and other                21,869      17,464
                                          --------    --------
    Total current assets                   420,348     417,554
                                          --------    --------
Property, plant and equipment              458,105     440,127

Less-accumulated depreciation
 and amortization                          254,497     243,657
                                          --------    --------
                                           203,608     196,470
                                          --------    --------
Goodwill                                    54,715      53,576

Deferred financing costs,
 intangible and other assets                64,304      63,138
                                          --------    --------
Total Assets                              $742,975    $730,738
                                          --------    --------
                                          --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $101,484    $113,377
  Accrued liabilities                       99,853     107,539
  Current portion of long-term debt          6,137       5,527
                                          --------    --------
    Total current liabilities              207,474     226,443
                                          --------    --------
Long-term debt, net of current portion     263,766     239,577

Other long-term obligations                 65,380      66,213

Deferred income taxes                       12,160      11,784

Commitments and contingencies

Stockholders' equity
  Common stock                                 311         313
  Paid in capital in excess of par value   171,664     176,464
  Retained earnings                         36,754      27,737
  Accumulated other comprehensive loss     (14,534)    (17,793)
                                          --------    --------
  Total stockholders' equity               194,195     186,721
                                          --------    --------
Total Liabilities and
 Stockholders' Equity                     $742,975    $730,738
                                          --------    --------
                                          --------    --------

                               MAGNETEK, INC.
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                         FOR THE THREE MONTHS ENDED
                        SEPTEMBER 30, 1998 and 1997
                (amounts in thousands except per share data)
                                (unaudited)

                                            1998        1997
                                          --------    --------
Net sales                                 $289,832    $286,487
Cost of sales                              234,494     229,032
                                          --------    --------
Gross profit                                55,338      57,455
Selling, general and administrative         36,517      40,215
                                          --------    --------
Income from operations                      18,821      17,240
Interest expense                             4,820       4,753
Other expense, net                             740         801
                                          --------    --------
Income before provision for
 income taxes                               13,261      11,686
Income taxes                                 4,244       4,207
Net income                                $  9,017    $  7,479
                                          --------    --------
                                          --------    --------
EARNINGS PER COMMON SHARE
Basic:
Net income                                   $0.29       $0.26
                                          --------    --------
                                          --------    --------
Diluted:
Net income                                   $0.29       $0.25
                                          --------    --------
                                          --------    --------

                      See accompanying notes

                               MAGNETEK, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (amounts in thousands)
                                (unaudited)

                                            1998        1997
                                          --------    --------
Cash flows from operating activities:

Net income                                $  9,017    $  7,479

Adjustments to reconcile income to net
 cash used in operating activities:
  Depreciation and amortization              9,574       9,450
  Changes in operating assets and
   liabilities                             (29,876)    (19,146)
                                          --------    --------
Total adjustments                          (20,302)     (9,696)
                                          --------    --------
Net cash used in operating activities:     (11,285)    ( 2,217)
                                          --------    --------
Cash flows from investing activities:

Capital expenditures                       (13,214)    (10,133)
Other investments                              236         131
                                          --------    --------
Net cash used in investing activities      (12,978)    (10,002)
                                          --------    --------
Cash flows from financing activities:

Proceeds from issuance of common stock         642       2,227
Repurchase of common stock                  (5,353)          -
Borrowings under bank
 and other long-term obligations            24,799       6,829
Increase in deferred financing costs             -         (96)
                                          --------    --------
Net cash provided by financing
 activities:                                20,088       8,960
                                          --------    --------
Net decrease in cash                      $ (4,175)   $ (3,259)
Cash at the beginning of period              5,976       6,138
                                          --------    --------
Cash at the end of period                 $  1,801    $  2,879
                                          --------    --------
                                          --------    --------

                    (continued on next page)

                               MAGNETEK, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (amounts in thousands)
                                (unaudited)

                                            1998        1997
                                          --------    --------
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                             $  5,796    $  5,654
     Income Taxes                         $    832    $    740
                                          --------    --------





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

2.   INVENTORIES

     Inventories at September 30, 1998 and June 30, 1998 consist of the following:

                                        September 30   June 30
                                        ------------  --------
     Raw materials and stock parts        $ 69,185    $ 64,714
     Work-in-process                        44,355      38,620
     Finished goods                         95,979      93,496
                                          --------    --------
                                          $209,519    $196,830
                                          --------    --------
                                          --------    --------

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

                                                  Fiscal Year
                                              ------------------
                                                 1Q          1Q
                                                1999        1998
                                              ------      ------
     (in thousands, except per share data)

     BASIC
       Weighted average shares outstanding    31,203      28,425

       EARNINGS:
       Net income                             $9,017      $7,479

       Per Share Earnings:                    $ 0.29      $ 0.26
                                              ------      ------
                                              ------      ------
     DILUTED
       Weighted average shares outstanding    31,203      28,425

       Dilutive stock options based upon
       the treasury stock method using
       average market price.                     290       1,091

       Effect of Convertible debt to equity        -       2,284
                                              ------      ------
       Total diluted shares outstanding       31,493      31,800

     EARNINGS:
     Net Income                               $9,017      $7,479
     Add:  Interest savings on Convertible
           debt after tax                     $    0      $  466
                                              ------      ------
     Net Income                               $9,017      $7,945

     Per Share Earnings:                      $ 0.29      $ 0.25
                                              ------      ------
                                              ------      ------

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

     IMPACT OF YEAR 2000

     As previously reported in the 1998 Annual Report, the Company initiated in fiscal 1997 a comprehensive systems review, which resulted in the purchase of an Oracle "Enterprise Resource Planning" software package. While the primary purpose of the software was to improve business processes, it also enables the Company to resolve Year 2000 issues. Through the first quarter of fiscal 1999, the Company has completed approximately 60% of its system conversion. The Company currently expects to complete conversion of all software to eliminate Year 2000 problems by early in the second half of calendar 1999. Total costs of the project are anticipated at approximately $16 million of which $11 million has been spent through the first quarter of fiscal 1999. Management believes that the likelihood of a material adverse impact due to problems with internal systems is remote.

     The Company has also initiated an evaluation of other potential areas which could be impacted by the Year 2000 issue. The Company has, and continues to contact critical suppliers to determine that the products and services they provide are Year 2000 compliant. These external vendor products and systems are expected to function properly in the Year 2000.
     Notwithstanding those efforts, there can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

     The Company will conduct periodic reviews to monitor implementation plans associated with the Year 2000 problem. In the event these reviews would indicate the Company's implementation dates are at risk, contingency plans will be established.

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

                                                  MAGNETEK, INC.
                                                   (Registrant)


Date: January 25, 1999                         /s/ DAVID P. REILAND
                                          --------------------------------
                                                  David P. Reiland
                                              Executive Vice President
                                             and Chief Financial Officer
                                           (Duly authorized officer of the
                                             registrant and principal
                                                financial officer)