Form 10-Q
period 1998-12-31
MAGNETEK INC
filed 1999-02-09
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1998
                                       OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No  __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, as of January 29, 1999: 31,591,740 shares.

PART I.  FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1998 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1998 and 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months and six-months ended December 31, 1998 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1
                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 and JUNE 30, 1998
                             (amounts in thousands)

 ASSETS                                                            December 31            June 30
 ------                                                            -----------           ---------
                                                                   (unaudited)
Current assets:
  Cash                                                              $   2,887            $   5,976
  Accounts receivable                                                 180,494              197,284
  Inventories                                                         211,808              196,830
  Prepaid expenses and other                                           20,742               17,464
                                                                    ---------            ---------
   Total current assets                                               415,931              417,554
                                                                    ---------            ---------
Property, plant and equipment                                         470,255              440,127
Less-accumulated depreciation
 and amortization                                                     263,114              243,657
                                                                    ---------            ---------
                                                                      207,141              196,470
                                                                    ---------            ---------
Goodwill                                                               54,208               53,576
Deferred financing costs,
 intangible and other assets                                           64,251               63,138
                                                                    ---------            ---------
Total Assets                                                         $741,531             $730,738
                                                                    ---------            ---------
                                                                    ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $108,643             $113,377
  Accrued liabilities                                                  93,763              107,539
  Current portion of long-term debt                                     2,754                5,527
                                                                    ---------            ---------
     Total current liabilities                                        205,160              226,443
                                                                    ---------            ---------
Long-term debt, net of current portion                                272,446              239,577
Other long-term obligations                                            64,298               66,213
Deferred income taxes                                                   9,794               11,784
Commitments and contingencies
Stockholders' equity
   Common stock                                                           310                  313
   Paid in capital in excess of par value                             169,915              176,464
   Retained earnings                                                   39,172               27,737
   Accumulated other comprehensive loss                               (19,564)             (17,793)
                                                                    ---------            ---------
   Total stockholders' equity                                         189,833              186,721
                                                                    ---------            ---------
Total Liabilities and
    Stockholders' Equity                                             $741,531             $730,738
                                                                    ---------            ---------
                                                                    ---------            ---------


                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 and 1997
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                1998               1997
                                                              --------           --------
Net sales                                                     $279,540           $298,507
Cost of sales                                                  230,739            240,241
                                                              --------           --------
Gross profit                                                    48,801             58,266
Selling, general and administrative                             39,545             39,727
                                                              --------           --------
Income from operations                                           9,256             18,539
Interest expense                                                 4,884              3,861
Other expense, net                                                 816                639
                                                              --------           --------
Income before provision for
  income taxes                                                   3,556             14,039
Income taxes                                                     1,138              5,054
                                                              --------           --------
Net income                                                    $  2,418           $  8,985
                                                              --------           --------
                                                              --------           --------
EARNINGS PER COMMON SHARE

Basic:
Net income                                                    $   0.08           $   0.29
                                                              --------           --------
                                                              --------           --------
Diluted:
Net income                                                    $   0.08           $   0.28
                                                              --------           --------
                                                              --------           --------

                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1998 and 1997
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                1998               1997
                                                              --------           --------
Net sales                                                     $569,372           $584,994
Cost of sales                                                  465,233            469,273
                                                              --------           --------
Gross profit                                                   104,139            115,721
Selling, general and administrative                             76,062             79,942
                                                              --------           --------
Income from operations                                          28,077             35,779
Interest expense                                                 9,704              8,614
Other expense, net                                               1,556              1,440
                                                              --------           --------
Income  before provision
 for income taxes                                               16,817             25,725
Income taxes                                                     5,382              9,261
                                                              --------           --------
Net income                                                    $ 11,435           $ 16,464
                                                              --------           --------
                                                              --------           --------
EARNINGS PER COMMON SHARE
Basic:
Net income                                                    $   0.37           $   0.55
                                                              --------           --------
                                                              --------           --------
Diluted:
Net income                                                    $   0.37           $   0.53
                                                              --------           --------
                                                              --------           --------

                             See accompanying notes

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (amounts in thousands)
                                   (unaudited)

                                                                 1998                1997
                                                               --------            --------
Cash flows from operating activities:
Net income                                                     $ 11,435            $ 16,464
Adjustments to reconcile income to net cash
  used in operating activities:
    Depreciation and amortization                                18,869              18,942
    Changes in operating assets and liabilities                 (30,862)            (30,527)
                                                               --------            ---------
Total adjustments                                               (11,993)            (11,585)
                                                               --------            --------
Net cash provided by (used in) operating activities:            (   558)              4,879
                                                               --------            ---------
Cash flows from investing activities:
Capital expenditures                                            (25,897)            (23,081)
Other investments                                               (   178)              5,204
                                                               --------            ---------
Net cash used in investing activities                           (26,075)            (17,877)
                                                               --------            ---------
Cash flows from financing activities:
Proceeds from issuance of common stock                              809               4,029
Repurchase of common stock                                       (7,361)               --
Borrowings under bank
     and other long-term obligations                             30,096               6,953
Increase in deferred financing costs                               --                (  102)
                                                               --------            ---------
Net cash provided by financing activities:                       23,544              10,880
Net decrease in cash                                           $ (3,089)           $ (2,118)
Cash at the beginning of period                                   5,976               6,138
                                                               --------            ---------
Cash at the end of period                                      $  2,887            $  4,020
                                                               --------            ---------
                                                               --------            ---------

                            (continued on next page)

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (amounts in thousands)
                                   (unaudited)

                                                              1998         1997
                                                            -------      -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $ 9,624      $ 8,654
    Income Taxes                                            $ 1,196      $ 1,344





                       (see accompanying notes)

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                      (All dollar amounts are in thousands)
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and six-month periods ended December 31, 1998 and 1997 each contained thirteen weeks and twenty six weeks respectively.

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

2.   INVENTORIES

     Inventories at December 31, 1998 and June 30, 1998 consist of the following:

                                            December 31          June 30
                                            -----------        ---------
Raw materials and stock parts                $ 67,274           $ 64,714
Work-in-process                                39,723             38,620
Finished goods                                104,811             93,496
                                            -----------        ---------
                                             $211,808           $196,830
                                            -----------        ---------
                                            -----------        ---------

3.   COMMITMENTS AND CONTINGENCIES

     In December, 1996 the Company and certain of its subsidiaries were named as defendants in a suit filed by Cooper Industries, Inc. ("Cooper") in the U.S. District Court for the Southern District of Texas, alleging breach of the 1986 agreement by which the Company acquired certain businesses from Cooper. At issue in the litigation is the question of which party has responsibility in connection with pending lawsuits (the "asbestos lawsuits") involving numerous plaintiffs who allege injurious exposure to asbestos contained in products manufactured by current or former subsidiaries and divisions of Cooper. Cooper claims that the Company is obligated to defend and indemnify Cooper in connection with the asbestos lawsuits. The Company has denied that it is obligated under the agreement to defend and indemnify Cooper in connection with the asbestos lawsuits, and has filed a counterclaim asserting that Cooper is obligated under the agreement to defend and indemnify the Company in connection with the asbestos lawsuits and that certain insurance coverage available to Cooper should be applied to the asbestos lawsuits. The Company and Cooper have engaged in settlement discussions. In July 1998, the Court granted partial summary judgement in favor of the Company, ruling that the Company has no obligation to indemnify Cooper in connection with the asbestos lawsuits. Management of the Company does not believe that the financial impact of the foregoing legal proceeding will be material to operating results or the financial position of the Company.

     In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging the Company is infringing on seven of his patents pertaining to electronic ballast technology. The plaintiff seeks an unspecified amount of damages and an injunction to preclude the Company from making, using or selling those products allegedly infringing his patents. The Company denies that it has infringed, or is infringing, any of the plaintiff's patents, and has asserted several affirmative defenses. The Company also filed a counterclaim seeking judicial declaration that it is not infringing (and has not infringed) the patents asserted by the plaintiff, and that such asserted patents are invalid. The Company intends to defend this matter vigorously. Due to the early state of the litigation, it is difficult to predict the outcome of the foregoing legal proceeding. However, management of the Company does not believe that the financial impact of such litigation will be material to operating results or the financial position of the Company.

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

     During the second quarter of fiscal 1999 comprehensive losses were $2,612 versus comprehensive income of $8,485 in the second quarter of fiscal 1998. For the first six months of fiscal 1999 and 1998, comprehensive income was $9,664 and $15,847 respectively.

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

                                                              FISCAL YEAR               FISCAL YEAR
                                                        ---------------------      ---------------------
                                                           2Q            2Q          YTD          YTD
                                                          1999          1998         1999         1998
                                                        -------       -------      --------      -------
(in thousands, except per share amounts)

BASIC
     Weighted average shares outstanding                 30,793        30,952        30,986       29,793

     EARNINGS:
     Net Income                                         $ 2,418       $ 8,985      $ 11,435      $16,464
                                                        -------       -------      --------      -------
     Per Share Earnings:                                $  0.08       $  0.29      $   0.37      $  0.55
                                                        -------       -------      --------      -------
                                                        -------       -------      --------      -------
DILUTED:
     Weighted average shares outstanding                 30,793        30,952        30,986       29,793

     Dilutive stock options based upon                      156         1,048           238        1,176
     the treasury stock method using the
     average market price.

     Effect of Convertible debt to equity                   --            --            --         1,005
                                                        -------       -------      --------      -------
     Total diluted shares outstanding                    30,949        32,000        31,224       31,974

     EARNINGS:
     Net Income                                           2,418         8,985        11,435       16,464
     Add:Interest savings on Convertible
         debt after tax                                     --            --            --           466
                                                        -------       -------      --------      -------
     Net income                                         $ 2,418       $ 8,985      $ 11,435      $16,930

     PER SHARE EARNINGS:                                $  0.08       $  0.28      $   0.37      $  0.53
                                                        -------       -------      --------      -------
                                                        -------       -------      --------      -------

6.   REPOSITIONING COSTS

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

     As of the end of the second quarter of fiscal 1999, the majority of the activity associated with these reserves has been completed, with the exception of those related to warranty claims. The magnitude of claims incurred since June of 1996 (approximately one-half of the warranty period), have been significantly less than originally projected. In addition, the Company has successfully recovered almost three million dollars from a single vendor in a structured settlement of a claim made for defective components used in certain of the ballasts. As a result of lower warranty claims and the recoveries, the Company recognized a credit to the original reserve of $5,100 in the second quarter of fiscal 1999. Also, in the second quarter of fiscal 1999, due to softening economic conditions, consolidation of certain power supplies facilities and the pending sale of its generator business to Emerson Electric, the Company established a reserve for severance and related costs of $5,100. The re-evaluation of the warranty liability and the recording of the reserve for severance were offsetting occurrences with no impact on earnings per share for the quarter.

7.   SALE OF GENERATOR PRODUCT LINE

     During the second quarter of fiscal 1999, the Company announced that it has agreed in principle to sell its generator business which produces alternators for use with diesel and natural gas generators sets to Emerson Electric for $115 million subject to the completion of due diligence. Proceeds from the sale could be used for debt repayment, continued share repurchases and acquisitions.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED DECEMBER 31, 1998 VS. 1997

     NET SALES AND GROSS PROFIT.

     MagneTek's net sales for the second quarter of fiscal 1999 were $279.5 million, a 6.4% decrease from the second quarter of fiscal 1998 at $298.5 million. Sales in the Motors and Controls segment declined 8.7% due to lower sales of generators, residential fractional horsepower motors, and drives products. Sales in the Lighting Products segment fell 7.6% primarily due to reduced electronic ballast revenues in domestic markets and lower magnetic ballast sales in Europe. Compact fluorescent ballast sales improved both domestically and in Europe. Power Supplies segment sales increased 4.6% due entirely to the acquisition of Omega Power Systems in June of 1998. Excluding sales of Omega Power Systems, segment sales were lower than the year earlier period by 3%, due to weaker sales in Europe from key customers (e.g. IBM, Siemens). Versus the year earlier period, sales of European lighting products and power supplies benefited modestly from slightly stronger local currency translation to U.S. dollars.

     The Company's gross profit decreased to $48.8 million (17.5% of net sales) in the second quarter of fiscal 1999 from $58.3 million (19.5% of net sales) in the second quarter of fiscal 1998. The decline in gross profit was a combination of lower sales volume and lower production levels. Large volume customers for which demand was adversely affected by Asian and domestic economic changes pared requirements, most notably in generator and power supplies products. In response to these changes, manufacturing facilities in the U.S. and Europe engaged in extended plant shutdowns in the quarter to offset slackening demand and mitigate further increases to inventory levels. The Lighting Products segment gross margin levels improved (expressed as a percent of net sales) from prior year levels primarily due to earlier plant consolidation programs. Production capability for the domestic lighting business is now focused almost entirely in Mexico.

     OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $39.5 million (14.2% of net sales) in the second quarter of fiscal 1999 compared to $39.7 million (13.3% of net sales) in the second quarter of fiscal 1998. With revenue losses concentrated in large customers with typically lower support costs, spending levels dropped less than would be expected. Spending comparisons were negatively impacted by the acquisition of Omega Power Systems for which selling, general and administrative costs did not exist in the prior year quarter.

     INTEREST AND OTHER EXPENSE.

     Interest expense was $4.9 million in the second quarter of fiscal 1999 compared to the $3.9 million in the second quarter of fiscal 1998. Approximately one-half of the increase in interest expense was due to the purchase of Omega Power Systems in June of 1998 and the remaining increase related to higher working capital balances.

     NET INCOME.

     The Company recorded an after-tax profit of $2.4 million in the second quarter of fiscal 1999 compared to an after-tax profit of $9.0 million in the second quarter of fiscal 1998. The tax provision in the second quarter of fiscal 1999 was $1.1 million (32% effective tax rate) versus $5.1 million (36% effective tax rate) in the second quarter of fiscal 1998. The lower provision for taxes reflects the Company's projected lower deferred tax asset valuation requirement and a reduction in certain foreign tax rates. The Company expects this lower overall rate to continue throughout the year.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     SIX MONTHS ENDED DECEMBER 31, 1998 VS. 1997

     NET SALES AND GROSS PROFIT.

     Net sales for MagneTek in the first six months of fiscal 1999 were $569.4 million a 2.7% decline from $585.0 million of sales in the first six months of fiscal 1998. Sales in the Lighting Products segment slipped 4.9%. The majority of the reduction occurred in the magnetic and electronic ballast products. Revenues for both compact fluorescent and HID (high intensity discharge) ballasts improved from the earlier six-month period. Pricing continues to be competitive in both domestic and foreign markets. Motors and Controls segment revenues dropped 3.8% from the previous year levels. Aggregate motor sales increased slightly for the period but were more than offset by lower sales for both generator and drives products. Power supply segment sales increased by 7.4%. Results include the effect of the acquisition of Omega Power Systems, without which, segment sales comparisons were flat with the year earlier period.

     Gross profits were $104.1 million (18.3% of net sales) in the first six months of fiscal 1999 compared to $115.7 million (19.8% of net sales) in the first six months of fiscal 1998. Reduced gross profit levels occurred in each segment but were most pronounced in Motors and Controls. Weaker revenues in residential fractional horsepower motors and generators, coupled with downward changes in production levels and extended plant shutdowns during December, eroded performance. Results for the Lighting Products segment, while unfavorably affected by sales volume, benefited from earlier plant consolidations to lower cost facilities. Power Supplies results were adversely affected by factors similar to motor and controls, volume losses from key customers and lower production rates.

     OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $76.1 million (13.4% of net sales) in the first six months of fiscal 1999 versus $79.9 million (13.7% of net sales) in the first six months of fiscal 1998. Reduced spending occurred primarily in the administrative area. Lower expenditures in travel, legal, consulting and development costs contributed to the favorable spending. The Company also had lower salary and related costs as manning levels were reduced.

     INTEREST AND OTHER EXPENSE

     Interest expense was $9.7 million in the first six months of fiscal 1999 compared to $8.6 million in the first six months of fiscal 1998. Interest rates are generally lower on the Company's floating rate debt, however borrowing levels have increased due to the funding of the Omega acquisition and increased investment in working capital.

     NET INCOME

     The Company recorded an after-tax profit of $11.4 million in the first six months of fiscal 1999 compared to an after-tax profit of $16.5 million in the first six months of fiscal 1998. The tax provision in the first six months of fiscal 1998 was $5.4 million (32% effective tax rate) versus $9.3 million (36% effective tax rate) in the first six months of fiscal 1998. The Company expects this lower overall rate to continue throughout fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a Bank Loan Agreement which provides for borrowings of up to $350 million under a revolving loan facility through June, 2002. Borrowings under the facility bear interest at the bank's prime lending rate or, at the London Interbank Offered rate plus five eights of one percent. As of December 31, 1998 the Company had approximately $78 million of available borrowings under the Bank Loan Agreement. At present, the Bank Loan Agreement provides both short term working capital availability and longer term financing needs for the Company. The Company's Board of Directors has approved the repurchase of up to five million shares of its common stock. Through the first six months of fiscal 1999, the Company repurchased 633,200 shares for approximately $7.4 million through open market transactions.

In the second quarter of fiscal 1999, due to softening economic conditions, consolidation of certain power supplies facilities and the pending sale of its generator business to Emerson Electric, the Company established a reserve for severance and related costs of $5,100. The re-evaluation of the warranty liability and the recording of the reserve for severance were offsetting occurrences with no impact on earnings per share for the quarter (see Note 6).

During the second quarter of fiscal 1999, the Company announced that it has agreed in principle to sell its generator business to Emerson Electric (see Note
7).

IMPACT OF YEAR 2000

As previously reported in the 1998 Annual Report, the Company initiated in fiscal 1997 a comprehensive systems review, which resulted in the purchase of an Oracle "Enterprise Resource Planning" software package. While the primary purpose of the software was to improve business processes, it also enables the Company to resolve Year 2000 issues. Though the first six months of fiscal 1999, the Company has completed approximately 65% of its system conversion. The Company currently expects to complete conversion of all software to eliminate Year 2000 problems by early in the second half of calendar 1999. Total costs of the project are anticipated at approximately $16 million of which approximately $12 million has been spent through the first six months of fiscal 1999. Management believes that the likelihood of a material adverse impact due to problems with internal systems is remote.

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

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See Part I, Item 1, Note 3.

ITEM 6.     Exhibits and Reports on Form 8-K

          (a)   Exhibits

          10.1 Change of Control Agreement dated October 20, 1998 between Antonio Canova and MagneTek, Inc.

          10.2 Change of Control Agreement dated October 20, 1998 between Brian R. Dundon and MagneTek, Inc.

          10.3 Change of Control Agreement dated October 20, 1998 between Gerard P. Gorman and MagneTek, Inc.

          10.4 Change of Control Agreement dated October 20, 1998 between James E. Schuster and MagneTek, Inc.

          10.5 Change of Control Agreement dated October 20, 1998 between Alexander Levran and MagneTek, Inc.

          10.6 Change of Control Agreement dated October 20, 1998 between David P. Reiland and MagneTek, Inc.

          10.7 Change of Control Agreement dated October 20, 1998 between John P. Colling, Jr. and MagneTek, Inc.

          10.8 Change of Control Agreement dated October 20, 1998 between Nancy M. Falls and MagneTek, Inc.

          10.9 Change of Control Agreement dated October 20, 1998 between Thomas R. Kmak and MagneTek, Inc.

          10.10 Change of Control Agreement dated October 20, 1998 between Samuel A. Miley and MagneTek, Inc.

          (b)   Reports on Form 8-K

                None

                                     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAGNETEK, INC.
                                            (Registrant)



     Date: February 2, 1999               /s/ David P. Reiland
                                     -------------------------------
                                             David P. Reiland
                                         Executive Vice President
                                       and Chief Financial Officer
                                     (Duly authorized officer of the
                                         registrant and principal
                                            financial officer)