Form 10-Q
period 1999-03-31
MAGNETEK INC
filed 1999-05-12
CIK 751085

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1999
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________

Commission file number 1-10233

                             --------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of May 4, 1999: 31,592,706 shares.

PART I.  FINANCIAL INFORMATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 1999 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 1999 and 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months and nine-months ended March 31, 1999 are not necessarily indicative of results which may be experienced for the full fiscal year.

ITEM 1

                                MAGNETEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1999 and JUNE 30, 1998
                            (amounts in thousands)


 ASSETS                                         March 31       June 30
                                              -----------     ---------
                                              (unaudited)
Current assets:
  Cash                                          $  2,180      $  5,976
  Accounts receivable                            203,697       197,284
  Inventories                                    210,262       196,830
  Prepaid expenses and other                      20,715        17,464
                                                --------      --------
   Total current assets                          436,854       417,554
                                                --------      --------
Property, plant and equipment                    476,215       440,127
Less-accumulated depreciation
 and amortization                                269,107       243,657
                                                --------      --------
                                                 207,108       196,470
                                                --------      --------

Goodwill                                          52,421        53,576

Deferred financing costs,
 intangible and other assets                      66,254        63,138
                                                --------      --------
Total Assets                                    $762,637      $730,738
                                                --------      --------
                                                --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $112,545      $113,377
  Accrued liabilities                             90,175       107,539
  Current portion of long-term debt                2,564         5,527
                                                --------      --------
     Total current liabilities                   205,284       226,443
                                                --------      --------

Long-term debt, net of current portion           296,084       239,577

Other long-term obligations                       62,392        66,213

Deferred income taxes                              9,050        11,784

Commitments and contingencies

Stockholders' equity
   Common stock                                      310           313
   Paid in capital in excess of par value        169,996       176,464
   Retained earnings                              43,710        27,737
   Accumulated other comprehensive loss          (24,189)      (17,793)
                                                --------      --------
   Total stockholders' equity                    189,827       186,721
                                                --------      --------

Total Liabilities and
    Stockholders' Equity                        $762,637      $730,738
                                                --------      --------
                                                --------      --------

                                MAGNETEK, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 1999 and 1998
                 (amounts in thousands except per share data)
                                  (unaudited)

                                                  1999          1998
                                                --------      --------
Net sales                                       $284,804      $303,215
Cost of sales                                    234,653       245,340
                                                --------      --------

Gross profit                                      50,151        57,875
Selling, general and administrative               38,385        37,577
                                                --------      --------

Income from operations                            11,766        20,298
Interest expense                                   4,509         3,901
Other expense, net                                   583           551
                                                --------      --------

Income before provision for
  income taxes                                     6,674        15,846
Income taxes                                       2,136         5,705
                                                --------      --------
Net income                                        $4,538       $10,141
                                                --------      --------
                                                --------      --------
EARNINGS PER COMMON SHARE

Basic:
Net income                                         $0.15         $0.33
                                                --------      --------
                                                --------      --------

Diluted:
Net income                                         $0.15         $0.32
                                                --------      --------
                                                --------      --------


                            See accompanying notes

                                MAGNETEK, INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE NINE MONTHS ENDED
                            MARCH 31, 1999 and 1998
                 (amounts in thousands except per share data)
                                  (unaudited)

                                                  1999          1998
                                                --------      --------
Net sales                                       $854,176      $888,209
Cost of sales                                    699,886       714,613
                                                --------      --------

Gross profit                                     154,290       173,596
Selling, general and administrative              114,447       117,519
                                                --------      --------

Income from operations                            39,843        56,077
Interest expense                                  14,213        12,515
Other expense, net                                 2,139         1,991
                                                --------      --------

Income  before provision
 for income taxes                                 23,491        41,571
Income taxes                                       7,518        14,966
                                                --------      --------

Net income                                       $15,973       $26,605
                                                --------      --------
                                                --------      --------

EARNINGS PER COMMON SHARE

Basic:
Net income                                         $0.52         $0.88
                                                --------      --------
                                                --------      --------

Diluted:
Net income                                         $0.51         $0.85
                                                --------      --------
                                                --------      --------


                             See accompanying notes

                                MAGNETEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (amounts in thousands)
                                  (unaudited)

                                                            1999          1998
                                                          --------      --------
Cash flows from operating activities:
Net income                                                 $15,973       $26,605
Adjustments to reconcile income to net cash
  used in operating activities:
    Depreciation and amortization                           28,902        29,422
    Changes in operating assets and liabilities            (57,703)      (32,971)
                                                          --------      --------

Total adjustments                                          (28,801)      ( 3,549)
                                                          --------      --------

Net cash provided by (used in) operating activities:       (12,828)       23,056
                                                          --------      --------

Cash flows from investing activities:

Proceeds from sale of businesses and assets                     --           294
Capital expenditures                                       (37,405)      (41,753)
Other investments                                          (   603)        4,865
                                                          --------      --------

Net cash used in investing activities                      (38,008)      (36,594)
                                                          --------      --------

Cash flows from financing activities:

Proceeds from issuance of common stock                         857         5,314
Repurchase of common stock                                 ( 7,361)           --
Borrowings under bank
     and other long-term obligations                        53,544         5,073
Increase in deferred financing costs                            --       (   102)
                                                          --------      --------

Net cash provided by financing activities:                  47,040        10,285
                                                          --------      --------

Net decrease in cash                                       ( 3,796)       (3,253)
Cash at the beginning of period                              5,976         6,138
                                                          --------      --------

Cash at the end of period                                   $2,180        $2,885
                                                          --------      --------
                                                          --------      --------


                           (continued on next page)

                                MAGNETEK, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (amounts in thousands)
                                  (unaudited)

                                                            1999          1998
                                                          --------      --------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                              $14,263       $12,152
     Income taxes                                          $ 5,380       $ 1,226


                           (see accompanying notes)

                                MAGNETEK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                     (All dollar amounts are in thousands)
                                  (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and nine-month periods ended March 31, 1999 and 1998 each contained thirteen weeks and thirty nine weeks respectively.

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

2.   INVENTORIES

     Inventories at March 31, 1999 and June 30, 1998 consist of the following:

                                             March 31               June 30
                                             --------               -------
      Raw materials and stock parts           $70,896               $64,714
      Work-in-process                          40,030                38,620
      Finished goods                           99,336                93,496
                                             --------              --------
                                             $210,262              $196,830
                                             --------              --------
                                             --------              --------

3.   COMMITMENTS AND CONTINGENCIES

     In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging the Company is infringing on seven of his patents pertaining to electronic ballast technology. The plaintiff seeks an unspecified amount of damages and an injunction to preclude the Company from making, using or selling those products allegedly infringing his patents. The Company denies that it has infringed, or is infringing, any of the plaintiff's patents, and has asserted several affirmative defenses. The Company also filed a counterclaim seeking judicial declaration that it is not infringing (and has not infringed) on the patents asserted by the plaintiff, and that such asserted patents are invalid. The Company intends to defend this matter vigorously. Due to the early state of the litigation, it is difficult to predict the outcome of the foregoing legal proceeding. However, management of the Company does not believe that the financial impact of such litigation will be material to operating results or the financial position of the Company.

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

     During the third quarter of fiscal 1999, total comprehensive losses were $87 versus comprehensive income of $8,462 in the third quarter of fiscal 1998. For the first nine months of fiscal 1999 and 1998, comprehensive income was $9,577 and $24,309 respectively.

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

                                                                   FISCAL YEAR         FISCAL YEAR
                                                                -----------------   -----------------
                                                                   3Q        3Q        YTD       YTD
                                                                  1999      1998      1999      1998
                                                                  ----      ----      ----      ----
(in thousands, except per share amounts)
BASIC
     Weighted average shares outstanding                         30,778    31,101    30,900    30,162

     EARNINGS:
     Net income                                                 $ 4,538   $10,141   $15,973   $26,605
                                                                -------   -------   -------   -------

     Per Share Earnings:                                        $  0.15   $  0.33   $  0.52   $  0.88
                                                                -------   -------   -------   -------
                                                                -------   -------   -------   -------


DILUTED:
     Weighted average shares outstanding                         30,778    31,101    30,900    30,162

     Dilutive stock options based upon the
     treasury stock method using the average
     market price                                                   108       799       214     1,093

     Effect of convertible debt to equity                            --        --        --       761
                                                                -------   -------   -------   -------

     Total diluted shares outstanding                            30,886    31,900    31,114    32,016

     EARNINGS:
     Net Income                                                   4,538    10,141    15,973    26,605
     Add: Interest savings on convertible debt after tax             --        --        --       466
                                                                -------   -------   -------   -------
     Net income                                                 $ 4,538   $10,141   $15,973   $27,071

     PER SHARE EARNINGS:                                        $  0.15   $  0.32   $  0.51   $  0.85
                                                                -------   -------   -------   -------
                                                                -------   -------   -------   -------

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

     As of the end of the third quarter of fiscal 1999, the majority of the activity associated with these reserves has been completed, with the exception of those related to warranty claims. The magnitude of warranty claims incurred since June of 1996 (approximately one-half of the warranty period), have been significantly less than originally projected. In addition, the Company has successfully recovered almost three million dollars from a single vendor in a structured settlement of a claim made for defective components used in certain of the ballasts. Approximate net cash outlays related to these reserves for the third quarter of fiscal 1999 were $2,000. Through the first nine months of fiscal 1999, approximately $2,200 of cash outlays were incurred and include approximately $2,000 of warranty related recoveries from a single vendor in a structured legal settlement.

7.   SUBSEQUENT EVENTS

     Effective April 26, 1999, the Company sold the assets subject to certain liabilities of its generator business to Emerson Electric Company for $115 million. Proceeds from the generator sale were used to reduce outstanding debt levels. The Company estimates the gain on sale, before income taxes, to approximate $75 million to $80 million.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 1999 VS. 1998

     NET SALES AND GROSS PROFIT.

     MagneTek's net sales for the third quarter of fiscal 1999 were $284.8 million, a 6.1% decrease from the third quarter of fiscal 1998 at $303.2 million. Sales in the Motors and Controls segment declined 4.5% due to lower sales of generators, direct current, residential fractional horsepower motors, integral motors, and standard drives products. Revenues in commercial fractional horsepower motor products increased. Sales in the Lighting Products segment fell 7.8% primarily due to domestic sales declines in both magnetic and electronic fluorescent ballasts. Sales of compact fluorescent and high intensity discharge ballasts increased from the year earlier quarter. Power Supplies segment sales fell 7.1%. Excluding sales from the acquisition of Omega Power Systems, sales declined 12.8%. The reduced sales levels for the Power Supplies segment were due to lower overall demand from key European customers.

     The Company's gross profit decreased to $50.2 million (17.6% of net sales) in the third quarter of fiscal 1999 from $57.9 million (19.1% of net sales) in the third quarter of fiscal 1998. Reduced gross profit performance occurred primarily in the Motors and Controls segment. Decreased sales in generators, direct current motors and standard drives were determining factors as well as continued costs associated with the transition of selected motor product lines to lower cost facilities. Pricing in many areas of the motor business remains competitive. While sales volume for the Lighting Products segment declined 7.8%, gross profits did not proportionately reflect the revenue loss. Earlier plant consolidation and transfer of production to Mexico have improved cost control and flexibility. Gross profits for the Power Supplies segment declined due to reduced sales for the segment. Additionally, domestic results reflected manufacturing inefficiencies associated with excess capacity. Consolidation efforts are currently in process to transfer capability to a single site for U.S. power supplies production requirements.

     OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $38.4 million (13.5% of net sales) in the third quarter of fiscal 1999 compared to $37.6 million (12.4% of net sales) in the third quarter of fiscal 1998. The majority of the increase is attributable to costs associated with Omega Power Systems which was acquired in June, 1998. Due to the fact that downward changes in sales volume (e.g. generators) occurred to a significant degree at accounts with neglible support costs, selling expenses were less variable than normal.

     INTEREST AND OTHER EXPENSE.

     Interest expense was $4.5 million in the third quarter of fiscal 1999 compared to $3.9 million in the third quarter of fiscal 1998. The increase in interest expense reflects increased borrowing associated with the purchase of Omega Power Systems in June of 1998 and increased levels of working capital for the overall Company.

     NET INCOME.

     The Company recorded an after-tax profit of $4.5 million in the third quarter of fiscal 1999 compared to an after-tax profit of $10.1 million in the third quarter of fiscal 1998. The tax provision in the third quarter of fiscal 1999 was $2.1 million (32% effective tax rate) versus $5.7 million (36% effective tax rate) in the third quarter of fiscal 1998. The lower provision for taxes reflects the Company's projected lower deferred tax asset valuation requirement and a reduction in certain foreign tax rates. The Company expects the lower overall rate to continue for the remainder of the year.

ITEM 2

MANAGEMENT DISCUSSION

RESULTS OF OPERATIONS:

     NINE MONTHS ENDED MARCH 31, 1999 VS. 1998

     NET SALES AND GROSS PROFIT.

     Net sales for MagneTek in the first nine months of fiscal 1999 were $854.2 million a 3.8% decline from the $888.2 million of sales in the first nine months of fiscal 1998. Sales in the Lighting Products segment declined 5.9% due to lower sales in magnetic and electronic fluorescent ballasts. The lower sales were focused in domestic markets as revenues in Europe were comparable to prior year results. Power Supply segment sales increased 2.2%. Excluding sales contributed by the acquisition of Omega Power Systems, revenues declined 5% for the Power Supplies segment. Motors and Controls segment sales fell 4% from the year earlier nine-month period. With the single exception of commercial fractional horsepower products, all other motor product lines declined from prior year. Revenues were lower in generators by 15.3% due primarily to softening foreign demand. Standard drives product revenues slipped 10.6% from the previous nine-month period.

     Gross profits were $154.3 million (18.1% of net sales) in the first nine months of fiscal 1999 compared to $173.6 million (19.5% of net sales) in the first nine months of fiscal 1998. Gross profit levels are unfavorable to prior year in each of the Company's three segments. The Lighting Products segment gross profit decline was partially offset by earlier repositioning actions and has mitigated the competitive pricing environment and reduced sales levels. Motors and Controls gross profits were adversely impacted by significantly lower sales of generators. While aggregate motor product sales were higher than the year earlier period, pricing levels remain competitive. The Power Supplies segment experienced lower gross profits in both domestic and foreign markets. Domestic power supplies are transitioning to a single manufacturing location and have yet to realize cost advantages from consolidation.

     OPERATING EXPENSES.

     Selling, general and administrative (SG&A) expense was $114.4 million (13.4% of net sales) in the first nine months of fiscal 1999 compared to $117.5 million (13.2% of net sales) in the first nine months of fiscal 1998. Overall spending levels related to selling costs were comparable in the first nine months of fiscal 1999 to the year earlier period. General and administrative spending was responsible for the improved performance and was favorably impacted by lower costs associated with pension expense, variable compensation programs and discretionary spending (e.g. travel, consulting). The Company continues to incur expenses for information systems enhancements and upgrades.

     INTEREST AND OTHER EXPENSE

     Interest expense was $14.2 million in the first nine months of fiscal 1999 compared to $12.5 million in the first nine months of fiscal 1998. Other expense of $2.1 million in the first nine months of fiscal 1999 is essentially unchanged from 1998. Higher interest expense for the initial nine months of fiscal 1999 reflects increased borrowings associated with the Omega Power Systems acquisition and higher investments in working capital than in fiscal 1998.

     NET INCOME

     The Company recorded an after-tax profit of $16.0 million in the first nine months of fiscal 1999 compared to an after-tax profit of $26.6 million in the first nine months of fiscal 1998. The tax provision in the first nine months of fiscal 1999 was $7.5 million (32% effective tax rate) versus $15.0 million (36% effective tax rate) in the first nine months of fiscal 1998. The Company anticipates this lower overall rate to continue throughout fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a Bank Loan Agreement which provides for borrowings of up to $350 million under a revolving loan facility through June, 2002. Borrowings under the facility bear interest at the bank's prime lending rate or, at the London Interbank Offered rate plus five eighths of one percent. As of March 31, 1999 the Company had approximately $55 million of available borrowings under the Bank Loan Agreement. At present, the Bank Loan Agreement provides both short-term working capital availability and longer-term financing needs for the Company. The Company's Board of Directors has approved the repurchase of up the five million shares of its common stock. Through the first nine months of fiscal 1999, the Company repurchased 633,200 shares for approximately $7.4 million through open market transactions.

Effective April 26, 1999, the Company sold the assets subject to certain liabilities of its generator business to Emerson Electric Company for $115 million. Proceeds from the generator sale were used to reduce outstanding debt levels. The Company estimates the gain on sale, before income taxes, to approximate $75 million to $80 million.

IMPACT OF YEAR 2000

As previously reported in the 1998 Annual Report, the Company initiated in fiscal 1997 a comprehensive systems review, which resulted in the purchase of an Oracle "Enterprise Resource Planning" software package. While the primary purpose of the software was to improve business processes, it also enables the Company to resolve Year 2000 issues. Through the first nine months of fiscal 1999, the Company has completed approximately 75% of its system conversion. The Company currently expects to complete conversion of all software to eliminate Year 2000 problems by early in the second half of calendar 1999. Total costs of the project are anticipated at approximately $18 million of which approximately $14 million has been cumulatively spent through March of 1999. Management believes that the likelihood of a material adverse impact due to problems with internal systems is remote.

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Part I, Item 1, Note 3.

ITEM 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               Form 8-K filed May 10, 1999 reporting:
               (i) the sale of the Registrants generator business to Emerson Electric Co; and (ii) the resignation of the Registrants President and Chief Executive Officer.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MAGNETEK, INC.
                                                    (Registrant)


Date: May 4, 1999                         /s/      DAVID P. REILAND
                                         ---------------------------------
                                                   David P. Reiland
                                               Executive Vice President
                                             and Chief Financial Officer
                                           (Duly authorized officer of the
                                               registrant and principal
                                                  financial officer)