Form 10-K405
period 1999-06-27
MAGNETEK INC
filed 1999-09-27
CIK 751085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

(Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 27, 1999

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


                                                      Name of each exchange
        Title of each class                            on which registered
        -------------------                            -------------------
    Common Stock, $.01 par value                    New York Stock Exchange
  Preferred Stock Purchase Rights                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 1, 1999) was $261,238,900.

         The number of shares outstanding of the Registrant's Common Stock, as of September 10, 1999, was 29,458,367 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the MagneTek, Inc. 1999 Annual Report for the year ended June 27, 1999 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the MagneTek, Inc. 1999 Annual Report is not deemed filed as part of this Report.

         Portions of the MagneTek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 27, 1999 are incorporated by reference into Part III hereof.

                                 MAGNETEK, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1999(1)

                                                                                               Page
                                                                                               ----
         ITEM 1.   BUSINESS......................................................................1

         ITEM 2.   PROPERTIES....................................................................8

         ITEM 3.   LEGAL PROCEEDINGS............................................................10

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................10

         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........10

         ITEM 6.   SELECTED FINANCIAL DATA......................................................11

         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS...................................................................11

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................11

         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE...................................................................11

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................12

         ITEM 11.  EXECUTIVE COMPENSATION.......................................................14

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............14

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................14

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............14

----------

(1) The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the year ended on June 30. Fiscal years 1999, 1998 and 1997 each contained 52 weeks.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         MagneTek, Inc. ("MagneTek" or the "Company") makes electronic and electrical products used in data processing and telecommunications, building and factory automation, lighting and other markets. MagneTek's primary product lines include power supplies, lighting ballasts and motor drives. They are sold to equipment builders for incorporation into their products, to resellers and to end-users. Founded in 1984, the Company operates 11 factories in North America, four in Europe and one in Asia, and employs approximately 8,700 people worldwide.

         The Company sold its Generators business for $115 million during the fourth fiscal quarter and its Motors business for $253 million subsequent to the 1999 fiscal year end. These businesses, which together comprised 41% of the Company's total revenue in fiscal 1998, are treated for reporting purposes as discontinued operations in fiscal 1999. The Company now operates in three segments: Lighting Power Products, Power Electronic Products and Drives and Systems.

Lighting Power Products Segment

         General. MagneTek is the second largest producer in North America of lighting ballasts, which are essential to start and operate fluorescent, neon and similar gas-filled electric lamps. Lighting Power Products accounted for approximately 62% of net sales in fiscal 1999. International sales accounted for 19% of the segment's total net sales in fiscal 1999; and Lithonia Lighting, a domestic lighting fixture original equipment manufacturer (an "OEM"), accounted for 10% of segment sales.

         Magnetic Ballasts. Magnetic ballasts -- including high intensity discharge ("HID") and sign ballasts -- accounted for 53% (44% in the U.S. and 9% internationally) of the segment's net sales in fiscal 1999. Magnetic fluorescent ballasts are used primarily in standard fluorescent lighting fixtures in commercial buildings, hospitals, schools, hotels, factories, homes, warehouses and airports. HID ballasts accounted for 18% (14% in the U.S. and 4% internationally) of the segment's net sales in fiscal 1999. HID ballasts are used in lighting fixtures in industrial and municipal applications, such as manufacturing plants, warehouses, parking facilities, roadways, sports arenas, security areas and traffic tunnels. In the U.S. approximately 64% of the Company's magnetic fluorescent and HID ballasts are sold directly to lighting fixture OEMs. The rest are sold through GE Lighting and independent manufacturers' representatives to more than 2,000 independent distributors nationwide. In Europe, sales are made through a combination of the Company's direct sales force and sales agents, primarily to OEMs. MagneTek's principal customers for its magnetic ballasts include Lithonia, Cooper Lighting, Simkar and Genlyte. Sign and neon ballasts accounted for approximately 4% of segment sales in fiscal 1999.

         Electronic Ballasts. While their initial cost to consumers is higher than magnetic ballasts, electronic fluorescent ballasts can provide cost savings through reduced energy consumption. Sales of electronic ballasts, primarily in the U.S., accounted for 33% of the segment's total net sales in fiscal 1999. The Company anticipates a continuing shift in demand toward electronic ballasts from magnetic products as more end-users focus on long-term operating efficiency and as the cost of electronic ballasts declines. Electronic ballasts are sold through the same channels as magnetic ballasts. Approximately 67% of

MagneTek's electronic ballasts are sold directly to OEMs and the remainder are sold through GE Lighting and independent representatives to more than 2,000 independent distributors. MagneTek's principal customers for its electronic ballasts include Lithonia, GE, Cooper Lighting, U.S. Industries and Genlyte.

         Backlog. Backlog in the Lighting Products segment as of June 30, l999 was $25 million compared to $27 million at the end of fiscal 1998. The decrease in backlog in this segment is a reflection of customer demand for reduced lead times, the Company's increasing customer responsiveness and slightly lower demand levels than those experienced in fiscal 1998.

         Competition. MagneTek's primary competitors in the lighting ballast business in the U.S. are Advance Transformer (a division of North American Philips) and Motorola, and in Europe, Schwabe, Helvar and Zumtobel. Some of these companies have substantially greater resources than MagneTek.

Power Electronic Products Segment

         General. The Power Electronic Products segment accounted for 25% of the Company's net revenues in fiscal 1999. Two customers, IBM and Siemens accounted for 24% and 6%, respectively, of the segment's net sales in fiscal year 1999, and are especially important to the revenue base for the segment. The Company believes that its Italian subsidiary is the largest independent producer of power supplies for data processing and telecommunications applications for the European market. European sales accounted for 56% of the Power Electronic Products segment's net sales in fiscal 1999.

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

         Backlog. Backlog in the Power Electronic Products segment as of June 30, 1999 was $69.0 million compared to $64.7 million as of the end of fiscal 1998. The increase in backlog in this segment reflects increased penetration of current accounts and continued growth in the telecommunications market.

Drives and Systems Segment

         General. MagneTek believes it is the second largest supplier of alternating-current drives in the U.S. market, with a predominant share of the overhead traveling crane and hoist market. The Drives and Systems segment accounted for 13% of the Company's net revenues in fiscal 1999. Major customers include United Technologies and American Standard. These and other customers incorporate MagneTek drives into their products or systems, which are marketed internationally, to control electric motor performance.

         The Drives and Systems segment designs and builds both alternating-current (A/C) and direct-current (D/C) motor drives and reduced-voltage motor starters. Using proprietary hardware and software technology, this segment also customizes A/C drives built by Yaskawa Electric America for various commercial and industrial applications, and is Yaskawa's largest North American trading partner in this market. In addition, the segment develops and manufactures automatic voltage regulators and supplies a variety of accessories with its crane and hoist drives.

         Backlog. Backlog in the Drives and Systems segment as of June 30, 1999 was $11.1 million compared to $11.0 million as of the end of fiscal 1998. No significant change occurred in the year to year backlog results.

Competitive Strengths

         The Company believes that it benefits from competitive advantages in each of the following areas.

         Technological Capabilities. MagneTek emphasizes its ability to combine electro-magnetic and power-electronic technologies into custom solutions for process and power control. Long a leader in providing innovative, energy efficient products, MagneTek has used its technological expertise to pioneer advances in lighting and power supply applications. To maintain and enhance its technological capabilities, MagneTek has established advanced development centers for each product segment.

         Established Customer Relationships. MagneTek has extensive relationships with major original equipment manufacturers such as IBM, Siemens, Ericsson, Otis Elevator, Lithonia and GE Lighting. MagneTek believes that these long-term customer relationships result from its reputation as a reliable, high quality supplier with a well-recognized brand name in the industry. Maintenance and development of close relationships with OEMs is an important strategic priority of the Company.

         Low Cost Manufacturing. MagneTek competes as a high-quality, low-cost supplier of electronic and magnetic components and subsystems that are incorporated into customers' electronic and electrical products and systems. The Company has taken steps to enhance its competitive position such as relocating production to low-cost labor areas and restructuring manufacturing operations.

         Strength of Market Channels and Breadth of Product Offerings. MagneTek's distribution and OEM market channels have been developed over many years, would be difficult and expensive to duplicate, and constitute a valuable asset. MagneTek provides a broad diversity of products in each of its product lines. Since product breadth is an important consideration of customers in their selection of suppliers, MagneTek's breadth of product has been an advantage in penetrating and maintaining both OEM and distribution channels.

Restructuring and Current Strategy

         Since the mid-1990s, the Company has undertaken a series of strategic initiatives to strengthen its financial position and improve its competitiveness. A number of business units have been sold, most recently the Generators and Motors businesses in 1999, resulting in proceeds over the last five years of more than $500 million in the aggregate which were applied to reduce indebtedness, repurchase the Company's stock, and make select product-line acquisitions. Most of the Company's Lighting Power Products operations were relocated to low-labor-rate areas, and significant restructuring reserves were established and charges recorded, principally in connection with the Lighting Power Products segment, in fiscal 1994, 1996 and 1999.

         From 1996 through 1999, the Company implemented demand-pull techniques in many of its manufacturing plants to improve responsiveness to customers, adopted Six Sigma methods to enhance product/service quality, and installed Oracle Enterprise Resource Planning software modules to standardize and expedite data processing.

         Major goals of MagneTek's restructuring and current business strategy are as follows:

         Reduction of Balance Sheet Leverage. From the end of fiscal 1994 to the end of fiscal 1999, the Company reduced its Debt-to-Shareholders Equity ratio from 4.6:1 to 0.9:1, using proceeds from business divestitures and internally generated cash flow as well as through the conversion of outstanding convertible debt securities. Interest costs were reduced from $5.6 million in fiscal 1995 to $1.9 million in fiscal 1999. Subsequent to fiscal 1999 year-end, the Company repaid all borrowings under its domestic lines of credit with proceeds from the divestiture of its Motors business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1999 Annual Report.

         Increased Emphasis on Power Electronics. In coming periods MagneTek will seek initially to establish the profitability and cash flow generating capability of its continuing operations under delevered conditions; to strengthen the Company's product offerings through internal development and selected product line additions; and ultimately to grow and diversify aggressively in the electronic power products business. Attractive growth opportunities are believed to exist in the power supplies business in North America, especially in applications where MagneTek has achieved substantial market presence in Europe. Significant opportunities also may exist in electronic lighting systems and motion controls, among other areas.

International Operations

         The Company's international sales accounted for 30% of its net sales in fiscal 1999. The Company defines international sales as sales of products manufactured by its facilities outside the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. The Company has two production facilities in Mexico and employs more than 5,500 employees in that country. In Europe, the Company has four manufacturing facilities and employs approximately 1,500 people. The Company's European operations include lighting ballast and power supply production in Italy, Germany and Hungary. The Company has one ballast plant in the People's Republic of China employing approximately 100 people.

Suppliers and Raw Materials

         The Company has historically manufactured many of the materials and components used in its products, including capacitors and magnet wire primarily for lighting ballasts. Based upon analyses of the costs and benefits of its historical level of vertical integration, the Company is increasing its outsourcing of certain component parts that were previously produced internally.

         Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 1999, raw materials purchases accounted for approximately 60% of the Company's cost of sales. Production requirements depend heavily on certain electronic components, as well as steel and copper. The Company generally negotiates prices with steel vendors on an annual basis. The Company purchases copper for the Lighting Power Products segment primarily in rod form for drawing its own magnet wire. The Company seeks to mitigate its exposure to fluctuations in copper prices through short-term hedging programs as well as through forward-contract arrangements with magnet wire suppliers. The Company purchases aluminum based upon spot prices at delivery.

Research and Development

         Research and development activities are conducted by the respective operating segments and are directed toward enhancement of the existing products and development of new products. Advanced technologies are being developed in the Company's three main advanced development centers in Huntsville, Alabama; New Berlin, Wisconsin; and Valdarno, Italy. Total research and development expenditures were approximately $16.4 million, $16.4 million and $14.8 million, respectively for the 1999, 1998 and 1997 fiscal years.

Trademarks and Patents

         The Company holds numerous patents and believes that it holds all the patent, trademark and other intellectual property rights necessary to conduct its business.

Employees

         As of September 1, 1999, the Company had approximately 1,800 salaried employees and approximately 6,900 hourly employees, of whom approximately 5,300 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

Environmental Matters

         General. The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response to such a discovery, the Company conducts remediation activities to bring the facility into compliance with applicable laws and regulations. The Company's remediation activities for fiscal 1999 did not entail material expenditures, and its remediation activities for fiscal 2000 are not expected to entail material expenditures. Future discoveries of contaminated areas could entail material expenditures, depending upon the extent and nature of the contamination.

         Century Electric (McMinnville, Tennessee). Prior to its purchase by the Company in 1986, Century Electric, Inc. ("Century Electric") acquired a business from Gould Inc. ("Gould") in May 1983 which included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any PCBs at the McMinnville facility (the "1983 Indemnity"). Investigation has revealed the presence of PCBs and other substances, including solvents, in portions of the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples. Century Electric has kept the Tennessee Department of Environment and Conservation, Division of Superfund, apprised of test results from the investigation. The McMinnville plant has been listed as a Tennessee Inactive Hazardous Substance Site, a report on that site has been presented to the Tennessee legislature, and community officials and plant employees have been notified of the presence of contaminants as above described. In 1995, Gould completed an interim remedial measure of excavating and disposing onsite soil containing PCBs. Gould also conducted preliminary investigation and cleanup of certain onsite and offsite contamination. The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined. The Company recently sold its leasehold interest in the McMinnville plant and believes that the costs for further onsite and offsite cleanup (including ancillary costs) are covered by the 1983 Indemnity. While the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould's substantial failure to perform such obligations could have a material adverse effect on the Company.

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

         Indemnification Obligations From Restructuring. In selling certain business operations, the Company from time to time has agreed, subject to various conditions and limitations, to indemnify buyers with respect to environmental liabilities associated with the acquired operations. The Company's indemnification obligations pursuant to such agreements did not entail material expenditures for fiscal 1999, and its indemnification obligations for fiscal 2000 are not expected to entail material expenditures. Future expenditures pursuant to such agreements could be material, depending upon the nature of any future asserted claims subject to indemnification.

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

         Risks Associated with New Business Strategy. The sale of two significant businesses (Generators and Motors) by MagneTek during fiscal 1999 has significantly changed its size and profile as a company. While strengthening MagneTek's balance sheet and focus, these divestitures, coupled with planned stock buybacks, may impact the market for the Company's stock as a result of smaller market capitalization and decreased analyst coverage. Due to diminished size, MagneTek may also find it more difficult to raise financing in the future. While the divestitures and related corporate downsizing are expected to result in reduced expenses, these anticipated cost reductions may prove less than expected, and reduced management resources may adversely affect results of operations. Additionally, MagneTek will seek to expand its core businesses through select product line acquisitions and similar opportunistic investments. Such new acquisitions or investments could pose difficulties integrating new operations and, through the incurrence of related indebtedness, could result in decreased liquidity.

         Competition and Pricing Pressures. MagneTek operates in an intensely competitive environment, and certain of its competitors are significantly larger and have substantially greater resources than the Company. Certain of such companies are seeking to employ competitive and management strategies similar to those of MagneTek. As a result, MagneTek's competitive standing may be expected to vary from time to time and among different markets. Pricing pressures in the lighting ballast business during fiscal 1999, and continuing to the present, have adversely affected the profitability of the Lighting Power Products segment.

         Dependence on Significant Customers. MagneTek's sales to its top five customers represented approximately 26% of its net sales in fiscal 1999. The loss of any such customers or significant decreases in any such customer's levels of purchases from MagneTek could have a material adverse effect on the Company's business.

         Sensitivity to General Economic and Industry Conditions. MagneTek's markets are cyclical in nature and subject to general trends in the economy. Profitability and cash flow availability could be adversely affected by any prolonged economic downturn.

         International Sales and Operations; Foreign Currency Exposure. International sales, including sales from domestic operations, accounted for approximately 30% of MagneTek's net sales in fiscal 1999. As a result of its international sales and operations, the Company is subject to the risk of fluctuation in currency exchange rates. Further, MagneTek's international operations are subject to risks associated with changes in local economic and political conditions, currency exchange restrictions, regulatory requirements and taxes.

         Approximately 26% of MagneTek's net sales in fiscal 1999 were denominated in currencies other than the U.S. dollar, principally the Italian lira and the German mark. Commencing January 1, 1999, 11 countries in the European Union began conversion to a common legal currency, known as the "euro." Conversion to the euro is expected to have broad implications to companies doing business in Europe, including MagneTek. Such consequences may include significant changes in exposure to currency fluctuations; changes in the competitive environment among participating countries, including the potential of increased business consolidation; requirements for changes in pricing policies and changes in information technology requirements. At this time, MagneTek is unable to gauge the effect on its business of the euro conversion, including whether such effect will be positive or negative.

         Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs or any hardware that has date-sensitive software or imbedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Such an occurrence could result in operating systems that either fail or miscalculate information. Should such failures occur, normal business processes could be disrupted.

         The Company's plan to resolve the Year 2000 Issue includes specific phases of software/hardware review, testing and final implementation. In fiscal 1997, the Company initiated a comprehensive systems review that resulted in the purchase of an Oracle "Enterprise Resource Planning" software package. While the primary purpose of the software is to improve business processes, it also enabled the Company to address Year 2000 issues. In addition to the implementation of Oracle, some of the Company's software and hardware is being modified or replaced so that its computer systems will function properly with respect to the dates in the year 2000 and thereafter. To date, the Company has completed all review and testing phases and has completed 95% of the final implementation phase. Management believes this process will substantially address its Year 2000 issues and anticipates a completion date no later than the end of October 1999. Local area networks, voice and data lines, computer hardware at the Company's third party installation and local microprocessors have had final reviews. Certain administrative software (e.g. accounts receivable) at specific locations still remains to be fully implemented but these locations are not felt to pose a material risk of not having implementation completed in the requisite time frames.

         The Company has also enlisted a third party review of systems to evaluate its degree of preparation and readiness in this area. MagneTek has also contacted and will continue to contact critical suppliers to determine that their products and services are Year 2000 compliant. The Company has contacted its significant suppliers, none of which share information systems with the Company. The Company will continue to solicit Year 2000 compliance responses from suppliers in an effort to reduce risk. To date, the Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company cannot ensure that all external agents will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable. Management estimates that the total cost of the project attributable to continuing operations at $8.5 million with funding occurring from the operating cash flows of the Company. Approximately $7 million has been spent through fiscal 1999.

         Management of the Company believes it has a program in place to resolve the Year 2000 Issue in a timely manner. While the Company has not completed all phases of its Year 2000 program, the remaining elements for completion are primarily restricted to the stages of implementation as opposed to review and testing of software and hardware. In the event schedules for final implementation would appear at risk with the current resources, the Company has reviewed contingency plans which include incremental support from third party agents. The Company believes that while not without risk, these actions would support completion of the program in the required time frames. Based upon work completed to date, management believes that the likelihood of a material adverse impact due to problems with systems is remote. Notwithstanding its efforts, the Company feels that disruptions in the general economy or from third parties upon which it relies for means of production or administrative services, resulting from Year 2000 issues, could adversely affect the Company in a material manner.

         Environmental Matters. MagneTek has from time to time discovered contamination by hazardous substances at certain of its facilities and in selling certain business operations. The Company has agreed, in some instances, to provide indemnification against environmental liabilities associated with the acquired operations.

         Raw Materials. MagneTek's raw material costs represented approximately 51% of its net sales in fiscal 1999. The principal raw materials used by the Company are copper, steel and aluminum. MagneTek attempts to hedge against the risk of fluctuation in the prices of copper and aluminum by entering into futures contracts. However, unanticipated increases in raw material requirements or price increases not covered by hedging would increase production costs and could adversely affect profitability.

ITEM 2. PROPERTIES.

         MagneTek's headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is owned by the Company unless shown as leased.

                                                Approximate
Location                         Lease Term    Size (Sq. Ft.)                            Principal Use
--------                         ----------    --------------                            -------------
Bridgeport, Connecticut             1999         100,000                           Capacitor manufacturing

Chatsworth, California              2003          48,000                        Power supply manufacturing

Cincinnati, Ohio                    2000          14,000                  Drives and systems manufacturing

Gallman, Mississippi             1999 plus       130,000                                         Wire mill
                               options to 2073

Goodland, Indiana                    --           75,000               Component transformer manufacturing

Huntsville, Alabama                  --          125,000                 Electronic ballast manufacturing;
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

Mainaschaff, Germany              Various        209,000                        Ballast, ignition coil and
                                                                                 transformer manufacturing

Matamoros, Mexico                 Various        320,000                         Ballast, RV converter and
                                                                                 transformer manufacturing

Menomonee Falls, Wisconsin          2004          74,000                  Drives and systems manufacturing

Milan, Italy                         --           53,000                             Ballast manufacturing

Nashville, Tennessee                2005          67,000                            Corporate headquarters

New Berlin, Wisconsin               2008         122,400                  Drives and systems manufacturing

Pomaz, Hungary                   2006, 2007       44,000                          Power supply and ballast
                                                                                             manufacturing

Reynosa, Mexico                     2008         151,000                          Ballast and power supply
                                                                                             manufacturing

Shanghai, China                     2003         36,000                              Ballast manufacturing

Valdarno, Italy                      --          149,000                        Power supply manufacturing

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

Patent

         In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging the Company is infringing seven of his patents pertaining to electronic ballast technology. The plaintiff seeks an unspecified amount of damages and an injunction to preclude the Company from making, using or selling those products allegedly infringing his patents. The Company denies that it has infringed, or is infringing, any of the plaintiff's patents, and has asserted several affirmative defenses. The Company also filed a counterclaim seeking judicial declaration that it is not infringing (and has not infringed) the patents asserted by the plaintiff, and that such asserted patents are invalid. The Company intends to defend this matter vigorously. Due to the preliminary state of the litigation, it is difficult to predict the outcome of the foregoing legal proceeding. However, management of the Company does not believe that the financial impact of such litigation will be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the stockholders of the Company during the quarter ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 1998 and 1999:

                  Quarter Ending                   High                 Low
                  --------------                   ----                 ---
                  September 30, 1998             16-5/8               9-13/16
                  December 31, 1998              13-7/8               8-15/16
                  March 31, 1999               12-13/16                 8-1/4
                  June 30, 1999                11-13/16                8-5/16

                  September 30, 1997                 23                15-7/8
                  December 31, 1997             24-5/16                17-7/8
                  March 31, 1998                 20-1/2               16-1/16
                  June 30, 1998                20-11/16               14-5/16

         The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of September 10, 1999, there were 305 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

         MagneTek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 1997 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock except for (i) the repurchase of up to $15.0 million of the Company's Common Stock so long as no event of default exists or would result from such declaration and payment, and the ratio of the Company and certain subsidiaries' Funded Debt to Capitalization (as such terms are defined in the bank loan agreement) is not more than 0.65 to 1.00, or (ii) other distributions so long as no event of default exists or would result from such declaration and payment, and the ratio of the Company and certain subsidiaries' Funded Debt to Capitalization is not more than 0.55 to 1.00. MagneTek is currently negotiating an amendment to the loan agreement which if adopted would permit MagneTek to pay dividends or repurchase its Common Stock, provided no event of default exists or would result from such dividends or repurchase, in the amount, for periods after June 28, 1999, not to exceed (i) $60 million for the period ending on or about February 15, 2000, and (ii) $90 million thereafter.

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by Part II, Items 6, 7 and 8 is hereby incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, of the Company's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant

         The following table sets forth certain information regarding the current executive officers of the Company.

         Name                        Age     Position
         ----                        ---     --------
         Andrew G. Galef             66      Chairman of the Board of Directors,
                                                  President and Chief Executive Officer

         Antonio Canova              57      Executive Vice President

         Brian R. Dundon             53      Executive Vice President

         Alexander Levran, Ph.D.     49      Senior Vice President, Technology

         David P. Reiland            45      Senior Vice President and Chief Financial Officer

         John P. Colling, Jr.        43      Vice President and Treasurer

         Thomas R. Kmak              49      Vice President and Controller

         Samuel A. Miley             42      Vice President, General Counsel and Secretary

         Dennis L. Hatfield          51      Assistant Vice President, Facilities and Environmental
                                                  Affairs

         Mr. Galef has been the Chairman of the Board of Directors since July 1984 and the President and Chief Executive Officer of the Company since May 4, 1999. He also is the Chairman of the Nominating and Corporate Governance Committee. Mr. Galef was the Chief Executive Officer of the Company from September 1993 until June 1996. He has been President of The Spectrum Group, Inc. ("Spectrum"), a private investment and management firm, since its incorporation in California in 1978 and its Chairman and Chief Executive Officer since 1987. Prior to the formation of Spectrum, Mr. Galef was engaged in providing professional interim management services to companies with serious operating and financial problems. Mr. Galef is presently a director of Warnaco, Inc., a diversified apparel manufacturer, and its parent, The Warnaco Group, Inc., and was formerly Chairman of Aviall, Inc., a company providing aircraft engine refurbishment and related products and services, and Exide Corporation, a manufacturer of automotive and industrial batteries. Mr. Galef also currently serves as a director, and was formerly the Chairman, of Petco Animal Supplies, Inc. In addition, Mr. Galef serves as chairman or a director of other privately held Spectrum portfolio companies.

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

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in September 1999, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                                  EDGARized      Annual Report
                                                               Form 10-K Page         Page
                                                               --------------    -------------
1.  CONSOLIDATED FINANCIAL STATEMENTS                                --                 5

    Consolidated Statements of Income for Years Ended                --                 11
    June 30, 1999, 1998 and 1997

    Consolidated Balance Sheets at June 30, 1999 and 1998            --                 12

    Consolidated Statements of Stockholders' Equity for              --                 14
    Years Ended June 30, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows for Years Ended            --                 15
    June 30, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements                       --                 16

    Report of Ernst & Young LLP, Independent Auditors                --                 34

                                                                  EDGARized      Annual Report
                                                               Form 10-K Page         Page
                                                               --------------    -------------
2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    Report of Ernst & Young LLP, Independent Auditors                S-1                55

    Schedule II -- Valuation and Qualifying Accounts                 S-2                56

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

                                                                  EDGARized      Annual Report
                                                               Form 10-K Page         Page
                                                               --------------    -------------
3.  Exhibit Index                                                    15                 47

         The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 3.1       (1)        Restated Certificate of Incorporation of the Company, as filed with the Delaware
                      Secretary of State on November 21, 1989.

 3.2       (2)        By-laws of the Company, as amended and restated.

 4.1       (3)        Specimen Common Stock Certificate.

 10.1      (4)        1987 Stock Option Plan of MagneTek, Inc. ("1987 Plan").

 10.2      (5)        Amendments No. 1 and 2 to 1987 Plan.

 10.3      (6)        Amendments No. 3 and 4 to 1987 Plan.

 10.4      (7)        Amendment No. 5 to 1987 Plan.

 10.5      (8)        Second Amended and Restated 1989 Incentive Stock Compensation Plan of MagneTek, Inc.
                      ("1989 Plan").

 10.6      (7)        Amendment No. 1 to 1989 Plan.

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.7      (7)        Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of
                      July 24, 1996, pertaining to the 1987 Plan and the 1989 Plan.

 10.8      (7)        Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and
                      Restated 1989 Incentive Stock Compensation Plan of the Company.

 10.9      (7)        Form of Restricted Stock Agreement Pursuant to the Second Amended and Restated 1989
                      Incentive Stock Compensation Plan of the Company.

 10.10     (9)        MagneTek, Inc. 1997 Non-Employee Director Stock Option Plan.

 10.11     (4)        Senior Executive Medical Expense Reimbursement Plan for the Company.

 10.12     (6)        1991 Discretionary Director Incentive Compensation Plan of the Company.

 10.13     (10)       MagneTek, Inc. Deferral Investment Plan.

 10.14     (10)       MagneTek, Inc. Performance-Based Pension Restoration Plan.

 10.15     (11)       Form of Rights Agreement dated as of March 4, 1997 by and between the Company and The
                      Bank of New York, as Rights Agent.

 10.16     (12)       MagneTek, Inc. Amended and Restated Director Compensation and Deferral Investment
                      Plan.

 10.17     (10)       Employment Agreement dated as of June 1, 1996 between the Company and Ronald N. Hoge.

 10.18     (13)       Secured Promissory Note and Loan Agreement dated October 7, 1997 and Deed of Trust dated October 7, 1997 of Ronald N. Hoge.

 10.19     (14)       Secured Promissory Note dated May 4, 1999 of Ronald N. Hoge.

 10.20     (14)       Pledge Agreement dated as of May 4, 1999 between the Company and Ronald N. Hoge.

 10.21     (15)       Non-Qualified Stock Option Agreement between the Company and Ronald N. Hoge.

 10.22     (15)       Non-Qualified Stock Option Agreement between the Company and David P. Reiland.

 10.23     (5)        Registration Rights Agreement dated as of April 29,  1991 among the Company, Andrew G.
                      Galef, Frank Perna, Jr. and the other entities named therein.

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.24     (7)        Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A.

 10.25     (16)       Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.

 10.26     (17)       Amendment dated as of January 25, 1995 to the Executive Management Agreement between the Company and The Spectrum Group, Inc.

 10.27     (18)       Change of Control Agreement dated October 20, 1998 between Antonio Canova and
                      MagneTek, Inc.

 10.28     (18)       Change of Control Agreement dated October 20, 1998 between Brian R. Dundon and
                      MagneTek, Inc.

 10.29     (18)       Change of Control Agreement dated October 20, 1998 between Alexander Levran and
                      MagneTek, Inc.

 10.30     (18)       Change of Control Agreement dated October 20, 1998 between David P. Reiland and
                      MagneTek, Inc.

 10.31     (18)       Change of Control Agreement dated October 20, 1998 between John P. Colling, Jr. and
                      MagneTek, Inc.

 10.32     (18)       Change of Control Agreement dated October 20, 1998 between Thomas R. Kmak and
                      MagneTek, Inc.

 10.33     (18)       Change of Control Agreement dated October 20, 1998 between Samuel A. Miley and
                      MagneTek, Inc.

 10.34     (19)       Security Agreement dated March 1, 1993 between the Industrial Development Board of the City of Huntsville ("the Huntsville IDB") and the Company (the "Huntsville
                      Security Agreement").

 10.35     (20)       First Supplemental Security Agreement dated as of August 1, 1993 by and between the
                      Huntsville IDB and The CIT Group/Equipment Financing, Inc. ("CIT").

 10.36     (20)       Second Supplemental Security Agreement dated as of October 1, 1993 by and between the
                      Huntsville IDB and CIT.

 10.37     (19)       Equipment Lease Agreement of even date with the Huntsville Security Agreement among the parties thereto.

 10.38     (20)       Amendment to Equipment Lease Agreement dated as of August 1, 1993 between the
                      Huntsville IDB and the Company.

 10.39     (20)       Second Amendment to Equipment Lease Agreement dated as of October 1, 1993 between the
                      Huntsville IDB and the Company.

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.40     (21)       Lease Agreement dated as of November 1, 1988 between the Huntsville IDB and
                      Burnett-Nickelson Investments ("Lease Agreement") as to which the Company succeeded to the lessee's obligations.

 10.41     (22)       First, Second and Third Amendments to Lease Agreement.

 10.42     (23)       Fourth Amendment to Lease Agreement.

 10.43     (22)       Bond Guaranty Agreement between the Company, as Guarantor and First Alabama Bank dated as of February 1, 1993 relating to the Lease Agreement.

 10.44     (22)       Indenture dated as of November 1, 1988 relating to First Mortgage Industrial Revenue
                      Bonds (Burnett-Nickelson Project Series 1988) between Huntsville IDB and First
                      Alabama Bank, as Trustee, relating to the Huntsville facility (the "Indenture").

 10.45     (22)       First, Second and Third Supplemental Indentures to the Indenture.

 10.46     (23)       Fourth Supplemental Indenture to the Indenture.

 10.47     (24)       Environmental Agreement among the Company, Universal Manufacturing Corporation and
                      Farley Northwest Industries, Inc., as amended.

 10.48     (24)       Letter Agreement dated as of January 9, 1986, between the Company and Farley
                      Northwest Industries, Inc., pursuant to Stock Purchase Agreement.

 10.49     (24)       Tax Agreement dated as of February 12, 1986, between the Company and Farley Northwest
                      Industries, Inc.

 10.50     (24)       Agreement dated as of January 9, 1986, between the Company and Farley/Northwest
                      Industries, Inc. relating to the Totowa facility.

 10.51     (25)       Restated Credit Agreement dated as of June 20, 1997 between the Company, as Borrower,
                      NationsBank of Texas, N.A., as Agent, CIBC Inc., The First National Bank of Chicago,
                      The Long-Term Credit Bank of Japan, Ltd., Bankers Trust Company, Credit Lyonnais --
                      New York  Branch, and Union Bank of California, N.A., as Co-Agents, and Certain
                      Lenders (the "Restated Credit Agreement").

 10.52     (25)       Guaranty dated as of December 29, 1996 by MagneTek Financial Services, Inc., as
                      Guarantor, for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the Credit Agreement dated as of March 31, 1995 between the Company, certain lenders and NationsBank (the "1995 Credit Agreement").

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.53     (25)       Security Agreement dated as of December 29, 1996 by the Company and MagneTek
                      Financial Services, Inc. for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement.

 10.54     (25)       Security Agreement dated as of March 31, 1995 by the Company and the other debtors party thereto for the benefit of NationsBank, in its capacity as Agent for the
                      Lenders now or in the future party to the 1995 Credit Agreement (the "1995 Security
                      Agreement").

 10.55     (25)       Supplement to Security Agreement dated as of March 31, 1995 between the Company and
                      NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement, with reference to the 1995 Security Agreement.

 10.56     (13)       First Amendment dated as of March 27, 1998 to the Restated Credit Agreement.

 10.57     (24)       Lease on Bridgeport, Connecticut facility of Universal Manufacturing.

 10.58     (24)       Lease on Gallman, Mississippi facility of Universal Manufacturing.

 10.59     (26)       Lease on Matamoros,  Mexico fluorescent ballast  manufacturing  facility dated
                      January 1, 1988.

 10.60     (2)        Lease on Nashville, Tennessee headquarters facility dated as of June 30, 1995.

 10.61     (13)       Lease on Nashville, Tennessee headquarters facility dated as of March 2, 1998.

 10.62     (27)       Lease on New Berlin, Wisconsin facility.

 10.63     (5)        Third Modification of Lease dated as of December 31, 1990 on New Berlin, Wisconsin facility.

 10.64     (23)       Fourth Modification of Lease dated as of February 12, 1993 on New Berlin, Wisconsin facility.

 10.65     (14)       Lease on Menomonee Falls, Wisconsin facility dated as of July 23, 1999.

 10.66     (14)       Assignment of Lease and Amendment of Lease on Cincinnati, Ohio facility dated July
                      1999.

 10.67     (28)       Stock Purchase Agreement dated as of January 9, 1986, between the Company and
                      Farley/Northwest Industries, Inc., with list of omitted exhibits and schedules.

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.68     (28)       Stock Purchase Agreement dated as of June 20, 1986, between the Company and Better
                      Coil and Transformer Corporation, with list of omitted exhibits.

 10.69     (29)       Purchase Agreement dated as of October 22, 1986, by and among the Company, Century and certain Securityholders.

 10.70     (30)       Purchase Agreement dated as of December 15, 1986, between the Company and all the remaining Securityholders of Century.

 10.71     (30)       Asset Purchase Agreement dated as of December 30, 1986, between the Company and
                      Universal Electric.

 10.72     (30)       Agreement for the Sale of Stock dated as of December 30, 1986, between the Company and Cooper.

 10.73     (2)        Asset Purchase  Agreement dated as of May 27, 1994, between the Company and The Louis
                      Allis Company.

 10.74     (2)        Asset Purchase Agreement dated as of June 17, 1994, among the Company, MagneTek
                      Controls, Inc. and Controls Acquisition Corporation.

 10.75     (2)        Asset Purchase Agreement dated as of October 31, 1994, among the Company, MagneTek
                      National Electric Coil, Inc. and Rail Products International, Inc.

 10.76     (2)        Asset Purchase Agreement dated as of November 8, 1994, between the Company and MAS
                      Acquiring Corp.

 10.77     (2)        Purchase and Sale Agreement dated November 18, 1994, by and among the Company,
                      MagneTek Tempe, Inc., MagneTek Deutschland Holding GmbH and PTS, Inc.

 10.78     (2)        Asset Purchase Agreement dated as of March 6, 1995, by and between the Company and GN
                      Acquisition Partners, L.P.

 10.79     (2)        Asset Purchase Agreement dated as of March 13, 1995, among the Company, MagneTek
                      National Electric Coil, Inc. and 800 King Avenue Acquisition Corp.

 10.80     (2)        Asset Purchase Agreement dated as of May 31, 1995, between MagneTek National Electric
                      Coil, Inc. and The Guardian Resin Corporation.

 10.81     (2)        Agreement of Sale dated as of June 23, 1995, between General Signal Corporation and the Company.

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.82     (2)        Asset and Stock Purchase Agreement dated as of September 14, 1995, among the Company,
                      MagneTek National Electric Coil, Inc. and National Electric Coil Company, L.P.

 10.83     (7)        Sino-American Equity Joint Venture Contract dated December 17, 1995 between Fujian
                      Fufa Company Limited and the Company for the Establishment of MagneTek Fuzhou
                      Generator Company Limited.

 10.84     (7)        Amended and Restated  Asset Purchase Agreement dated as of February 27, 1996 among
                      MagneTek National Electric Coil, Inc., the Company, Eastern Electric Apparatus Repair
                      Company, Inc. and Grand Eagle Companies Inc.

 10.85     (7)        Stock Purchase Agreement dated as of June 28, 1996 among MagneTek National Electric
                      Coil, Inc., the Company, Grand Eagle Companies North America, Inc. and Grand Eagle
                      Companies, Inc.

 10.86     (7)        Amendment No. 1 dated as of June 28, 1996 to Amended and Restated Asset Purchase
                      Agreement among MagneTek National Electric Coil, Inc., the Company, Eastern Electric
                      Apparatus  Repair Company,  Inc. and Grand Eagle Companies Inc. dated as of
                      February 27, 1996.

 10.87     (7)        Asset Purchase Agreement dated as of August 30, 1996 between the Company and
                      Jefferson Electric, Inc.

 10.88     (31)       Asset Purchase Agreement dated as of April 26, 1999 between the Company and Emerson
                      Electric Co.

 10.89     (32)       Asset Purchase Agreement dated as of June 28, 1999 by and among the Company, MagneTek
                      Service (U.K.), Limited and A.O. Smith Corporation.

 10.90     (14)       Asset Purchase Agreement dated July 23, 1999 among the Company, Electric Motor
                      Systems, Inc., Electromotive Systems, Inc., EMS/Rosa Automation Engineering, Inc.,
                      Robert G. Friedrich and Steven J. Badinghaus.

 13        (14)       1999 Annual Report (pp. 2-34).

 23        (14)       Consent of Ernst & Young LLP, independent auditors.

 27        (14)       Financial Data Schedule.

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

(13) Previously filed with Form 10-K for Fiscal Year ended June 30, 1998 and incorporated herein by this reference.

(14)     Filed herewith.

(15) Previously filed with Form 10-Q for quarter ended March 31, 1997 and incorporated herein by this reference.

(16) Previously filed with Form 10-Q for quarter ended March 31, 1994 and incorporated herein by this reference.

(17) Previously filed with Form 10-Q for quarter ended March 31, 1995 and incorporated herein by this reference.

(18) Previously filed with Form 10-Q for quarter ended December 31, 1998 and incorporated herein by this reference.

(19) Previously filed with Form 10-Q for quarter ended March 31, 1993 and incorporated herein by this reference.

(20) Previously filed with Form 10-Q for quarter ended September 30, 1993 and incorporated herein by this reference.

(21) Previously filed with Form 8-K dated January 5, 1990 and incorporated herein by this reference.

(22) Previously filed with Form 10-K for fiscal year ended June 27, 1993 and incorporated herein by this reference.

(23) Previously filed with Form 10-K for Fiscal Year ended July 3, 1994 and incorporated herein by this reference.

(24) Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986 and incorporated herein by this reference.

(25) Previously filed with Form 10-K for Fiscal Year ended June 30, 1997 and incorporated herein by this reference.

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

(31) Previously filed with Form 8-K dated April 26, 1999 and incorporated herein by this reference.

(32) Previously filed with Form 8-K dated August 2, 1999 and incorporated herein by this reference.

         (b) Reports on Form 8-K:

         The Company filed one Report on Form 8-K during the last quarter of the 1999 fiscal year on May 10, 1999 (dated April 26, 1999) reporting the sale of its generator business to Emerson Electric Co.

         (c) Refer to (a) 3 above.

         (d) Refer to (a) 2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 27th day of September, 1999.

                                     MagneTek, Inc.
                                     (Registrant)

                                     /s/ ANDREW G. GALEF
                                     -------------------------------------------
                                     Andrew G. Galef
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  Signature                                Title                             Date
                  ---------                                -----                             ----

             /s/ ANDREW G. GALEF               Chairman of the Board of Directors,    September 27, 1999
---------------------------------------------    President and Chief Executive
               Andrew G. Galef                   Officer (Principal Executive
                                                 Officer)

             /s/ THOMAS G. BOREN               Director                               September 27, 1999
---------------------------------------------
               Thomas G. Boren

             /s/ DEWAIN K. CROSS               Director                               September 27, 1999
---------------------------------------------
               Dewain K. Cross

             /s/ PAUL J. KOFMEHL               Director                               September 27, 1999
---------------------------------------------
               Paul J. Kofmehl

          /s/ FREDERICK D. LAWRENCE            Director                               September 27, 1999
---------------------------------------------
            Frederick D. Lawrence

          /s/ MARGUERITE W. SALLEE             Director                               September 27, 1999
---------------------------------------------
            Marguerite W. Sallee

            /s/ ROBERT E. WYCOFF               Director                               September 27, 1999
---------------------------------------------
              Robert E. Wycoff

            /s/ DAVID P. REILAND               Senior Vice President and              September 27, 1999
---------------------------------------------    Chief Financial Officer
              David P. Reiland                   (Principal Financial Officer)

             /s/ THOMAS R. KMAK                Vice President and Controller          September 27, 1999
---------------------------------------------    (Principal Accounting Officer)
               Thomas R. Kmak

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the consolidated financial statements of MagneTek, Inc. as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 20, 1999 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      ERNST & YOUNG LLP

Nashville, Tennessee
August 20, 1999

                                                                     Schedule II



                                 MAGNETEK, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1997, 1998 and 1999

                             (amounts in thousands)


                               Balance at     Additions       Deductions                    Balance
                               beginning      charged to         from                        at end
June 30, 1997                   of year        earnings       Allowance      Other(a)       of year
------------------         --------------------------------------------------------------------------
Allowance for
   doubtful
   receivables                   $2,922         $1,136         ($1,316)       ($159)         $2,583

June 30, 1998
------------------
Allowance for
   doubtful
   receivables                   $2,583         $1,809         ($1,984)         $19          $2,427

June 30, 1999
------------------
Allowance for
   doubtful
   receivables                   $2,427         $4,860         ($2,976)         ($5)         $4,306



(a) Represents primarily opening allowances for doubtful accounts balances of acquired companies and Foreign Translation Adjustments.