Form 10-Q
period 1999-09-30
MAGNETEK INC
filed 1999-11-10
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1999
                                       OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of November 5, 1999, 24,101,133 shares.

                             2000 MAGNETEK FORM 10-Q

                TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

                                 MAGNETEK, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits on form 8-K

PART I.  FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 1999 and the results of operations and cash flows for the three-month periods ended September 30, 1999 and 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months ended September 30, 1999 are not necessarily indicative of results which may be experienced for the full fiscal year.


This document contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company. These include but are not limited to economic conditions in general, business conditions in electrical and electronic equipment markets, competitive factors such as pricing and technology, and the risk that the Company's ultimate costs of doing business exceed present estimates. Further information on factors which could affect MagneTek's financial results are described in the Company's filings with the Securities and Exchange Commission.

ITEM 1
                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      September 30, 1999 and JUNE 30, 1999
                            (amounts in thousands)


                                                                                  SEPTEMBER 30           JUNE 30
                                                                                  ------------          ---------
ASSETS                                                                            (unaudited)
Current assets:
  Cash                                                                               $ 17,010            $  6,880
  Accounts receivable                                                                 123,119             111,105
  Inventories                                                                         129,316             116,316
  Prepaid expenses and other                                                           35,723              35,404
                                                                                    ---------           ---------
     Total current assets                                                             305,168             269,705
                                                                                    ---------           ---------

Property, plant and equipment                                                         243,064             238,554
Less-accumulated depreciation
 and amortization                                                                     138,139             133,489
                                                                                    ---------           ---------
                                                                                      104,925             105,065
                                                                                    ---------           ---------

Net assets of discontinued operations                                                    --               173,779
Goodwill                                                                               61,371              37,548
Deferred financing costs,
 intangible and other assets                                                           59,926              59,477
                                                                                    ---------           ---------
Total Assets                                                                         $531,390            $645,574
                                                                                    ---------           ---------
                                                                                    ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $ 75,913            $ 73,266
  Accrued liabilities                                                                  96,146              87,742
  Current portion of long-term debt                                                     4,186               4,141
                                                                                    ---------           ---------
     Total current liabilities                                                        176,245             165,149
                                                                                    ---------           ---------

Long-term debt, net of current portion                                                 14,946             179,093
Other long-term obligations                                                            50,120              54,262
Deferred income taxes                                                                  62,437              43,139

Commitments and contingencies

Stockholders' equity
   Common stock                                                                           283                 300
   Paid in capital in excess of par value                                             144,821             160,574
   Retained earnings                                                                  104,218              66,210
   Accumulated other comprehensive loss                                               (21,680)            (23,153)
                                                                                    ---------           ---------
     Total stockholders' equity                                                       227,642             203,931
                                                                                    ---------           ---------
Total Liabilities and
    Stockholders' Equity                                                             $531,390            $645,574
                                                                                    ---------           ---------
                                                                                    ---------           ---------


                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                           September 30, 1999 and 1998
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                                                        1999                 1998
                                                                                        ----                 ----
Cash flows from operating activities:
Net income from continuing operations                                               $   3,489           $   3,291
Adjustments to reconcile income to net cash used in
  operating activities:
     Depreciation and amortization                                                      6,289               5,214
     Changes in operating assets and liabilities
      of continuing operations                                                        (18,532)            (20,568)
                                                                                    ---------           ---------
Total adjustments                                                                     (12,243)            (15,354)
                                                                                    ---------           ---------
Net cash used in operating activities                                                  (8,754)            (12,063)
                                                                                    ---------           ---------
Cash flows from investing activities:
  Proceeds from sale of Motor business and other assets                               253,000                --
  Purchase of and investment in companies, net of cash acquired                       (38,245)               --
  Capital expenditures                                                                 (3,426)             (6,107)
  Other investments                                                                        (5)               (197)
                                                                                    ---------           ---------
Net cash provided by (used in) investing activities                                   211,324              (6,304)
                                                                                    ---------           ---------
Cash flow from financing activities:
  Borrowings under bank and other long-term obligations                                  --                24,649
  Proceeds from issuance of common stock                                                1,582                 642
  Stock repurchases                                                                   (17,248)             (5,353)
  Repayment of bank and other long term obligations                                  (164,102)               --
  Increase in deferred financing costs                                                   (467)               --
                                                                                    ---------           ---------
Net cash provided by (used in) financing activities                                  (180,235)             19,938
                                                                                    ---------           ---------
Net cash provided by continuing operations                                             22,335               1,571
                                                                                    ---------           ---------
Cash flow from discontinued operations:
  Income (loss) from discontinued operations                                             (528)              5,726

Adjustments to reconcile income to net cash provided by
  discontinued operations:
   Depreciation and amortization                                                        1,039               4,360
   Changes in operating assets and liabilities
    of discontinued operations, including fees and
    expenses of disposal                                                              (11,713)            (10,694)
   Capital expenditures                                                                (1,003)             (5,138)
                                                                                    ---------           ---------
Net cash used in discontinued operations                                              (12,205)             (5,746)
                                                                                    ---------           ---------
Net increase (decrease) in cash                                                     $  10,130            $ (4,175)
Cash at the beginning of the period                                                     6,880               5,976
                                                                                    ---------           ---------
Cash at the end of the period                                                       $  17,010            $  1,801
                                                                                    ---------           ---------
                                                                                    ---------           ---------


                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (amounts in thousands)
                                   (unaudited)
                                                       1999       1998
                                                       ----       ----

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                          $3,738   $5,796
     Income taxes                                      $3,577   $  832




                            (see accompanying notes)

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           September 30, 1999 and 1998
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                                                        1999                1998
                                                                                        ----                ----
Net sales                                                                            $182,053            $165,683
Cost of sales                                                                         147,456             132,512
                                                                                    ---------           ---------
Gross profit                                                                           34,597              33,171
Selling, general and administrative                                                    28,126              27,186
                                                                                    ---------           ---------
Income from operations                                                                  6,471               5,985
Interest expense                                                                          309                 567
Other expense, net                                                                        534                 579
                                                                                    ---------           ---------
Income from continuing operations before
  provision for income taxes                                                            5,628               4,839
Provision for income taxes                                                              2,139               1,548
                                                                                    ---------           ---------
Income from continuing operations                                                       3,489               3,291
Discontinued operations -
    Income (loss) from operations (net of taxes)                                         (528)              5,726
    Gain on Motor sale (net of taxes)                                                  35,047                 --
                                                                                    ---------           ---------
Net income                                                                           $ 38,008            $  9,017
                                                                                    ---------           ---------
                                                                                    ---------           ---------
EARNINGS PER COMMON SHARE
Basic:
   Income from continuing operations                                                     0.12                0.11
   Income (loss) from discontinued operations                                           (0.02)               0.18
   Gain on Motor sale (net of taxes)                                                     1.19                  --
                                                                                    ---------           ---------
Net income                                                                           $   1.29            $   0.29
                                                                                    ---------           ---------
                                                                                    ---------           ---------
Diluted:
   Income from continuing operations                                                     0.12                0.11
   Income (loss) from discontinued operations                                           (0.02)               0.18
   Gain on Motor sale (net of taxes)                                                     1.19                  --
                                                                                    ---------           ---------
Net income                                                                           $   1.29            $   0.29
                                                                                    ---------           ---------
                                                                                    ---------           ---------

                             See accompanying notes

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                      (All dollar amounts are in thousands)
                                   (unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month periods ended September 30, 1999 and 1998 contained fourteen weeks and thirteen weeks respectively.

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

2.       INVENTORIES

         Inventories at September 30, 1999 and June 30, 1999 consist of the following:

                                                      SEPTEMBER 30        JUNE 30
                                                      ------------        -------
          Raw materials and stock parts                  $  50,849       $ 51,489
          Work-in-process                                   17,770         19,244
          Finished goods                                    60,697         45,583
                                                      ------------      ---------
                                                         $129,316        $116,316
                                                      ------------      ---------

3.       COMMITMENTS AND CONTINGENCIES

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

         4. DISCONTINUED OPERATIONS

         On August 2, 1999, the Company sold its Motor business to A.O. Smith for $253 million. The results of the Motor business have been reflected as discontinued operations in the accompanying consolidated financial statements. A portion of the Company's interest expense has been allocated to discontinued operations based upon the debt attributable to those operations. Taxes have been allocated using the same overall rate incurred by the Company in the first quarter of fiscal year 2000. The Company recorded an after-tax gain of $35 million in the first quarter of fiscal year 2000 upon the sale of its Motor business.

         5. ACQUISITIONS

         On July 23, 1999, the Company purchased the assets of Electric Motor Systems, Inc., Electromotive Systems, Inc., and EMS/Rosa Automation Engineering, Inc., (the EMS Group) for a cash purchase price of approximately $38 million. The EMS Group manufactures and purchases for resale, adjustable speed drives. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the net assets acquired based on their estimated fair market values. Operating results of the EMS Group are included in the Company's consolidated results effective as of the acquisition date.

         6. COMPREHENSIVE INCOME

         During the first quarter of fiscal 2000 and 1999, total comprehensive income was $39,481 and $9,361 respectively.

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

(in thousands, except per share amounts)                                                     FISCAL YEAR
                                                                                    ------------------------------
                                                                                        1Q                   1Q
                                                                                       2000                 1999
                                                                                    -----------          -----------
BASIC EARNINGS PER SHARE:
    Income from continuing operations                                                $ 3,489               $ 3,291
    Income (loss) from discontinued operations                                          (528)                5,726
    Gain of sale of Motor business (net of taxes)                                     35,047                   --
                                                                                    -----------          -----------
Net income                                                                           $38,008               $ 9,017

    Weighted average shares for basic earnings per share                              29,359                31,203

BASIC EARNINGS PER SHARE:
    Income from continuing operations                                                $  0.12               $  0.11
    Income (loss) from discontinued operations                                         (0.02)                 0.18
    Gain on sale of Motor business (net of taxes)                                       1.19                    --
                                                                                    -----------          -----------
BASIC EARNINGS PER SHARE:                                                            $  1.29               $  0.29
                                                                                    -----------          -----------
                                                                                    -----------          -----------

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                                $ 3,489               $ 3,291
    Income (loss) from discontinued operations                                          (528)                5,726
    Gain on sale of Motor business (net of taxes)                                     35,047                   --
                                                                                    -----------          -----------
Net income                                                                           $38,008               $ 9,017

Weighted average shares for basic earnings per share                                  29,359                31,203
    Effect of dilutive stock options                                                     203                   290
                                                                                    -----------          -----------
    Weighted average shares for diluted earnings per share                            29,562                31,493

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                                $  0.12               $  0.11
    Income (loss) from discontinued operations                                         (0.02)                 0.18
    Gain on sale of Motor business (net of taxes)                                       1.19                    --
                                                                                    -----------          -----------
DILUTED EARNINGS PER SHARE:                                                          $  1.29               $  0.29
                                                                                    -----------          -----------
                                                                                    -----------          -----------


8.       SEGMENT INFORMATION



                                               THREE MONTHS                                        THREE MONTHS
                                         ENDING SEPTEMBER 30, 1999                           ENDING SEPTEMBER 30, 1998
                             ---------------------------------------------       -----------------------------------------------
                              LIGHTING      POWER       DRIVES &                  LIGHTING       POWER       DRIVES &
                               POWER      ELECTRONIC    SYSTEMS                    POWER       ELECTRONIC     SYSTEMS
                              PRODUCTS     PRODUCTS     PRODUCTS     TOTAL        PRODUCTS      PRODUCTS     PRODUCTS     TOTAL
                             ----------   ----------   ----------    -----       ---------     ----------    ---------    ------
Sales                         $104,023      $42,920      $35,110    $182,053      $104,628       $39,906      $21,149    $165,683
Operating profit                 2,579        1,690        2,202       6,471         4,530           174        1,281       5,985

Lighting Power Products segment sales were comparable to the year earlier period. Power Electronic Products segment sales increased 7.6% due to stronger European sales. Drives & Systems revenues increased 66.1% due to the acquisition of the EMS Group. Excluding the sales from the acquisition, segment sales increased 15.2%.

A reconciliation of combined operating profits for Lighting
Power Products, Power Electronic Products and Drives & Systems products to consolidated income from continuing operations before taxes is as follows:

                                                                               THREE MONTHS ENDING
                                                                              9/30/99        9/30/98
                                                                              -------        -------
Total profit for reportable segments                                           $6,471         $5,985
Interest expense                                                                  309            567
Other expense                                                                     534            579
                                                                           ----------      ----------
Income from continuing operations before
  provision for income taxes                                                   $5,628         $4,839
                                                                           ----------      ----------
                                                                           ----------      ----------

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. 1998

         NET SALES AND GROSS PROFIT

         During fiscal 1999, after a period of declining revenues and pressure on operating profits, MagneTek undertook a review of strategic alternatives for improving shareholder value. Based on this review, which was conducted by both internal and outside analysts, the Company concluded that its electronic product lines offer the best opportunity for growth, profitability and value enhancement. Moreover, the Motor and Generator businesses were being impacted by industry consolidation, exposing the Company to unknown costs to remain competitive. Therefore, the Company elected to divest these businesses and use the proceeds to reduce debt, repurchase Company stock and strengthen electronic product lines.

         The Generator business was sold to Emerson Electric Co. in April 1999 for $115 million. In August, just after fiscal year end, the Motor business was sold to A.O. Smith Corporation for $253 million. These businesses are reported as discontinued operations in the accompanying Consolidated Financial Statements. Proceeds from the divestitures were used to repay all borrowings under the Company's domestic bank lines of credit, to continue the stock repurchase program previously authorized by the Board, and to acquire substantially all of the assets of EMS group (see Note 5). This acquisition significantly increases MagneTek's share of the North American A/C (alternating current) electronic drives market.

         MagneTek now operates in three business segments: Lighting Power Products (LP), Power Electronic Products (PE), and Drives & Systems
         (DS). LP makes power devices called "ballasts" that energize and operate fluorescent and other types of lamps, as well as certain ballast components. PE produces electronic converters, rectifiers and battery chargers, generally known as "power supplies," primarily for data processing and communications equipment, as well as component transformers. Previously part of the Motors & Controls segment, DS supplies electronic "drives" for regulating motor speed, as well as related hardware and software.

         MagneTek's net sales for the first quarter of fiscal 2000 were $182.1 million, a 9.9% increase from the first quarter of fiscal 1999 at $165.7 million. As a result of the Company's 52/53 week fiscal year, the fiscal 2000 quarter contained 14 weeks compared to 13 weeks in the fiscal 1999 quarter. Sales in the Drives and Systems segment increased 66.1% from the prior year due primarily to the acquisition of the EMS Group in July 1999. Excluding the effect of the acquisition, sales increased 15.2% due to stronger sales of standard drives products. Sales in the Power Electronic Products segment increased 7.6% due to increased sales of custom power supplies primarily in the segment's European operations. Sales of power supply products increased 15% and were offset by lower sales of small transformer products. Sales in the Lighting Power Products segment were flat with the year earlier quarter.

         The Company's gross profit increased to $34.6 million (19.0% of net sales) in the first quarter of fiscal 2000 from $33.2 million (20% of net sales) in the first quarter of fiscal 1999. The gross profit increase was due to the increase in sales discussed above. Gross profit levels for the Company were negatively impacted by final transitional costs associated with consolidating domestic power electronics to a single domestic manufacturing site. Lighting Power Products gross profits continue to be adversely effected by competitive pricing actions in selected markets.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (SG&A) expense was $28.1 million (15.5% of net sales) in the first quarter of fiscal 2000 compared to $27.2 million (16.4% of net sales) in the first quarter of fiscal 1999. The increase in SG&A spending reflects the SG&A expense of the recently acquired EMS Group offset by lower spending for corporate costs, primarily reduced manning levels.


         INTEREST AND OTHER EXPENSE

         Interest expense of $.3 million in the first quarter of fiscal 2000 compared to $.6 million in the first quarter of fiscal 1999. The first quarter of fiscal 2000 results reflected the elimination of domestic bank debt with proceeds from the Motor sale.

         NET INCOME

         The Company recorded an after-tax profit from continuing operations of $3.5 million in the first quarter of fiscal 2000 compared to an after-tax profit of $3.3 million in the first quarter of fiscal 1999. Results for discontinued operations in the first quarter of fiscal 2000 were an after-tax loss of $.5 million compared to an after-tax profit of $5.7 million in the first quarter of fiscal 1999. The Company sold its Motor business in the first quarter of fiscal 2000 and recognized an after-tax gain of $35.0 million. The tax provision for continuing operations in the first quarter of fiscal 2000 was $2.1 million (38% effective tax rate) versus $1.5 million in the first quarter of fiscal 1999 (32% effective tax rate). The tax rates applied to discontinued operations and the gain on sale of the Motors business are consistent with the tax rates used for continuing operations. The Company expects rates used in the first quarter of fiscal 2000 to continue throughout the year.

         LIQUIDITY AND CAPITAL RESOURCES

         Effective September 27, 1999, the Company amended its Bank Loan Agreement to adjust covenants for the reclassification of the motor and generator businesses as discontinued operations and the impact of certain charges recorded in the fourth quarter of fiscal 1999. Currently, borrowings under Bank Loan Agreement bear interest at the bank's prime lending rate or, at the Company's option, the London Interbank Offered Rate plus one and a half percent. These rates may be reduced or increased based on the level of certain debt-to-cash flow ratios. The Bank Loan Agreement provides funds for both short-term working capital requirements and long term financing needs for the Company. As of October 1, 1999, the Company had no borrowing outstanding under the facility. Under terms of the amendment, the Bank Loan Agreement also limits the amount of certain distributions the Company can make including share repurchases to no more than $60 million through December 31, 1999, and $90 million throughout the term of the Agreement. During the first quarter of fiscal year 2000, the Company repurchased 1.86 million shares for approximately $17 million in open market transactions. Through October 18, 1999, the Company had repurchased approximately $55 million of stock subject to the $60 million limitation noted above.

         During the first quarter, the Company purchased the EMS/ESI group for approximately $38 million and sold its Motor business for $253 million (see Notes 4 and 5).

         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET LIST

         The Company is exposed to market risks in the areas of commodity prices, foreign exchange and interest rates. To mitigate the effect of such risks, the Company selectively utilizes specific financial instruments. Company policy clearly prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks since that reported in the Company's Annual Report and 10-K dated June 30, 1999.

IMPACT OF YEAR 2000

As previously reported in the 1999 Annual Report, the Company initiated in fiscal 1997 a comprehensive systems review, which resulted in the purchase of an Oracle "Enterprise Resource Planning" software package. While the primary purpose of the software was to improve business processed, it also enables the Company to resolve Year 2000 issues. The Company has essentially completed its system conversion. The Company expects to complete final conversion of all software to eliminate Year 2000 problems prior to December 31, 1999. Management estimates that the total cost of the project attributable to continuing operations approximates $8.5 million with funding occurring from the operating cash flows of the Company. The Company estimates that as of the end of the first quarter of fiscal 2000 approximately $1.0 million of spending associated with continuing operations remains. Management believes that the likelihood of a material adverse impact due to problems with internal systems is remote.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Part I, Item 1, Note 3.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Company was held on October 19, 1999.

         (b) The following named person were elected as directors at such meeting:

                               Andrew G. Galef
                               Thomas G. Boren
                               Dewain K. Cross
                               Paul J. Kofmehl
                               Frederick D. Lawrence
                               Robert E. Wycoff

         (a) The votes cast for and withheld with respect to each nominee for director are as follows:

                           NOMINEE                                        FOR                   WITHHELD
                           -------                                        ---                   --------
                           Andrew G. Galef                                23,573,017             812,379
                           Thomas G. Boren                                23,575,144             810,252
                           Dewain K. Cross                                23,575,744             809,652
                           Paul J. Kofmehl                                23,575,044             810,352
                           Frederick D. Lawrence                          23,575,344             810,052
                           Robert E. Wycoff                               23,575,309             810,087

                           The votes cast for, against and abstaining with respect to the adoption of the 1999 Stock Incentive Plan of MagneTek, Inc. are as follows:

                           FOR              AGAINST           ABSTAIN         BROKER NO VOTES
                           ---              -------           -------         ---------------
                           21,352,427       1,072,089         17,175          1,943,705

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Fourth Amendment dated as of September 27, 1999, to the Restated Credit Agreement dated as of June 20, 1997.

                  10.2 1999 Stock Incentive Plan of MagneTek, Inc. (the "1999 Plan").

                  10.3 2000 Employee Stock Plan of MagneTek, Inc. (the "2000 Plan").

                  10.4 Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K dated August 2, 1999, reporting the sale of its Motors business to A.O. Smith Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        MAGNETEK, INC.
                                                        (Registrant)
     Date: November 10, 1999
                                               ---------------------------------
                                                       David P. Reiland
                                                   Executive Vice President
                                                  and Chief Financial Officer
                                                (Duly authorized officer of the
                                                   registrant and principal
                                                      financial officer)