Form 10-Q/A
period 1999-09-30
MAGNETEK INC
filed 1999-11-15
CIK 751085

                               AMENDMENT NO. 1 TO

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1999
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from
                            -------------------------

Commission file number 1-10233

                            -------------------------


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

                  27 Financial Data Schedule (Previously filed with Form 10-Q for Quarter Ended September 30, 1999 filed on November 10, 1999 and incorporated herein by this reference)

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K dated August 2, 1999, reporting the sale of its Motors business to A.O. Smith Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        MAGNETEK, INC.
                                                        (Registrant)

     Date: November 15, 1999                        /s/ David P. Reiland
                                                -------------------------------
                                                       David P. Reiland
                                                   Executive Vice President
                                                  and Chief Financial Officer
                                                (Duly authorized officer of the
                                                   registrant and principal
                                                      financial officer)