Form 10-Q
period 1999-12-31
MAGNETEK INC
filed 2000-02-09
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __
                                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, as of February 1, 2000, 23,327,633 shares.

                             2000 MAGNETEK FORM 10-Q

                TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q
          FOR THE FISCAL QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1999

                                 MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits on form 8-K

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 1999 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 1999 and 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-month and six-months ended December 31, 1999 are not necessarily indicative of results which may be experienced for the full fiscal year.

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

ITEM 1

                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 and JUNE 30, 1999
                             (amounts in thousands)

                                                                      DECEMBER 31     JUNE 30
                                                                      -----------    ---------
                                                                      (unaudited)
ASSETS

Current assets:
  Cash                                                                  $   1,770    $   6,880
  Accounts receivable                                                     116,809      111,105
  Inventories                                                             113,337      116,316
  Deferred income taxes, prepaid expenses and other                        38,601       35,404
                                                                      -----------    ---------
   Total current assets                                                   270,517      269,705
                                                                      -----------    ---------
Property, plant and equipment                                             239,572      238,554

Less-accumulated depreciation and amortization                            139,159      133,489
                                                                      -----------    ---------
                                                                          100,413      105,065
                                                                      -----------    ---------

Net assets of discontinued operations                                          --      173,779
Goodwill                                                                   70,864       37,548

Prepaid pension and other assets                                           60,259       59,477
                                                                      ===========    =========
Total Assets                                                            $ 502,053    $ 645,574
                                                                      ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                      $  70,505    $  73,266
  Accrued liabilities                                                      90,385       87,742
  Current portion of long-term debt                                         4,113        4,141
                                                                      -----------    ---------
     Total current liabilities                                            165,003      165,149
                                                                      -----------    ---------

Long-term debt, net of current portion                                     69,184      179,093

Other long-term obligations                                                44,808       54,262

Deferred income taxes                                                      35,739       43,139

Commitments and contingencies

Stockholders' equity
   Common stock                                                               233          300
   Paid in capital in excess of par value                                 102,353      160,574
   Retained earnings                                                      108,313       66,210
   Accumulated other comprehensive loss                                   (23,580)     (23,153)
                                                                      -----------    ---------
   Total stockholders' equity                                             187,319      203,931
                                                                      -----------    ---------
Total Liabilities and Stockholders' Equity                              $ 502,053    $ 645,574
                                                                      ===========    =========

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1999 and 1998
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                    1999         1998
                                                  ---------    ---------
Net sales                                         $ 173,199    $ 174,105
Cost of sales                                       137,197      139,297
                                                  ---------    ---------

Gross profit                                         36,002       34,808
Selling, general and administrative                  28,208       29,323
Loss on disposal of European lighting business       24,422           --
                                                  ---------    ---------

Income (loss) from operations                       (16,628)       5,485
Interest expense                                        854          461
Other expense, net                                      462          715
                                                  ---------    ---------

Income (loss) from continuing operations before
  provision (benefit) for income taxes              (17,944)       4,309
Provision (benefit) for income taxes                (22,039)       1,378
                                                  ---------    ---------
Income from continuing operations                     4,095        2,931
Discontinued operations -
    Loss from operations (net of taxes)                  --         (513)
                                                  ---------    ---------
Net income                                        $   4,095    $   2,418
                                                  =========    =========

EARNINGS PER COMMON SHARE

Basic:
   Income from continuing operations                   0.17         0.10
   Loss from discontinued operations                     --        (0.02)
                                                  =========    =========
Net income                                        $    0.17    $    0.08
                                                  =========    =========

Diluted:

   Income from continuing operations                   0.17         0.09
   Loss from discontinued operations                     --        (0.01)
                                                  =========    =========
Net income                                        $    0.17    $    0.08
                                                  =========    =========

                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1999 and 1998
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                     1999        1998
                                                  ---------    ---------
Net sales                                         $ 355,252    $ 339,788
Cost of sales                                       284,653      271,809
                                                  ---------    ---------

Gross profit                                         70,599       67,979
Selling, general and administrative                  56,334       56,509
Loss on disposal of European lighting business       24,422           --
                                                  ---------    ---------

Income (loss) from operations                      ( 10,157)      11,470
Interest expense                                      1,163        1,028
Other expense, net                                      996        1,294
                                                  ---------    ---------

Income (loss) from continuing operations before
  provision (benefit) for income taxes             ( 12,316)       9,148
Provision (benefit) for income taxes               ( 19,900)       2,926
                                                  ---------    ---------
Income from continuing operations                     7,584        6,222
Discontinued operations -
    Income (loss) from operations (net of taxes)      ( 528)       5,213
    Gain on Motor sale (net of taxes)                35,047           --
                                                  ---------    ---------
Net income                                        $  42,103    $  11,435
                                                  =========    =========

EARNINGS PER COMMON SHARE

Basic:
   Income from continuing operations              $    0.29    $    0.20
   Income (loss) from discontinued operations         (0.02)        0.17
   Gain on Motor sale (net of taxes)                   1.31           --
                                                  =========    =========
Net income                                        $    1.58    $    0.37
                                                  =========    =========

Diluted:
   Income from continuing operations              $    0.28    $    0.20
   Income (loss) from discontinued operations         (0.02)        0.17
   Gain on Motor sale (net of taxes)                   1.31           --
                                                  =========    =========
Net income                                        $    1.57    $    0.37
                                                  =========    =========

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1999 and 1998
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                                      1999       1998
                                                                                   ---------   ---------
Cash flows from operating activities:
Net income from continuing operations                                              $   7,584    $   6,222
Adjustments to reconcile income to net cash used in
  operating activities:

     Depreciation and amortization                                                    12,760       11,030
     Changes in operating assets and liabilities
      of continuing operations                                                       (30,971)     (22,802)
                                                                                   ---------    ---------
Total adjustments                                                                    (18,211)     (11,772)
                                                                                   ---------    ---------
Net cash used in operating activities                                                (10,627)      (5,550)
                                                                                   ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of Motor business and other assets                              255,352           --
  Purchase of and investment in companies, net of cash acquired                      (48,245)          --
  Capital expenditures                                                                (8,185)     (11,525)
  Other investments                                                                       --         (189)
                                                                                   ---------    ---------
Net cash provided by (used in) investing activities                                  198,922      (11,714)
                                                                                   ---------    ---------
Cash flow from financing activities:
  Borrowings under bank and other long-term obligations                                   --       29,946
  Proceeds from issuance of common stock                                               1,665          809
  Stock repurchases                                                                  (59,849)      (7,361)
  Repayment of bank and other long term obligations                                 (109,937)          --
  Increase in deferred financing costs                                                  (467)          --
                                                                                   ---------    ---------
Net cash provided by (used in) financing activities                                 (168,588)      23,394
                                                                                   ---------    ---------
Net cash provided by continuing operations                                            19,707        6,130
                                                                                   ---------    ---------
Cash flow from discontinued operations:
  Income (loss) from discontinued operations                                            (528)       5,213
Adjustments to reconcile income to net cash provided by
 discontinued operations:
   Depreciation and amortization                                                       1,039        7,839
   Changes in operating assets and liabilities                                       (24,325)     (11,518)
    of discontinued operations, including fees and
    expenses of disposal
   Capital expenditures                                                               (1,003)     (10,753)
                                                                                   ---------    ---------
Net cash used in discontinued operations                                             (24,817)      (9,219)
                                                                                   ---------    ---------
Net decrease in cash                                                               $  (5,110)   $  (3,089)
Cash at the beginning of the period                                                    6,880        5,976
                                                                                   ---------    ---------
Cash at the end of the period                                                      $   1,770    $   2,887
                                                                                   =========    =========

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (amounts in thousands)
                                   (unaudited)



                                                          1999          1998
                                                         ------        ------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                            $3,757        $9,624
     Income taxes                                        $4,828        $1,196


                            (see accompanying notes)

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                      (All dollar amounts are in thousands)
                                   (unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and six-month periods ended December 31, 1999 contained thirteen and twenty-seven weeks respectively. The comparable periods in 1998 contained thirteen weeks and twenty-six weeks.

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

2.       INVENTORIES

         Inventories at December 31, 1999 and June 30, 1999 consist of the following:

                                                       DECEMBER 31     JUNE 30
                                                       -----------     -------
          Raw materials and stock parts                $ 47,043         $ 51,489
          Work-in-process                                18,347           19,244
          Finished goods                                 47,947           45,583
                                                       --------         --------
                                                       $113,337         $116,316
                                                       ========         ========

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

5.       ACQUISITIONS/DIVESTITURES

         On July 23, 1999, the Company purchased the assets of Electric Motor Systems, Inc., Electromotive Systems, Inc., and EMS/Rosa Automation Engineering, Inc., (the EMS Group) for a cash purchase price of approximately $38 million. The EMS Group manufactures and purchases for resale, adjustable speed drives. On December 16, 1999, the Company purchased the shares of Mondel ULC, a Nova Scotia unlimited liability company for approximately $10 million. Mondel ULC manufactures a variety of industrial brakes for the crane and hoist market. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the respective purchase prices have been preliminarily allocated to the net assets acquired based on their estimated fair market values. Operating results of the EMS Group and Mondel ULC are included in the Company's consolidated results effective as of the acquisition dates. Pro forma results of the operations, as if the acquisitions had occurred at the beginning of the period presented, would not differ materially from historical results as reported.

         On December 23, 1999, the Company sold its European magnetic lighting business to a group including former and current management. Net assets of the Company's German operations and certain inventory and fixed assets located in Milan, Italy were included in the transaction. Net proceeds, including the assumption of debt by the buyers, approximated $2.5 million. In addition, the buyers agreed to indemnify MagneTek for substantially all past, present and future obligations in connection with the business' operations in Germany. In connection with the sale, the Company announced the closure of its Milan factory. Accordingly, the Company recorded severance and other charges reflecting the estimated costs of the closure. The loss on the sale of the business together with the estimated costs for the closure of the Milan facility approximated $24.4 million and is included in the accompanying Condensed Consolidated Income Statement as "Loss on disposal of European lighting business". In connection with the loss, the Company recorded an income tax benefit in the amount of $24.5 million. The tax benefit was greater than the statutory rate as a result of the tax basis being substantially greater then the net book values reflected in the financial statements for the assets sold.

6.       COMPREHENSIVE INCOME

         During the second quarter of fiscal 2000 and 1999, total comprehensive income was $2,195 and $915 respectively. For the first six months of fiscal 2000 and 1999, comprehensive income was $41,676 and $10,276 respectively.

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

         (in thousands, except per share amounts)


                                                                         Fiscal Year            Fiscal Year
                                                                     -------------------    --------------------
                                                                       2Q          2Q        2Q YTD      2Q YTD
                                                                      2000        1999        2000         1999
                                                                     -------     -------     -------     -------
BASIC EARNINGS PER SHARE:
    Income from continuing operations                                $ 4,095     $ 2,931     $ 7,584     $ 6,222
    Income (loss) from  discontinued operations                           --        (513)       (528)      5,213
    Gain of sale of Motor business (net of taxes)                         --          --      35,047          --
                                                                     -------     -------     -------     -------
Net income                                                             4,095       2,418      42,103      11,435

    Weighted average shares for basic earnings per share              24,036      30,793      26,698      30,986

BASIC EARNINGS PER SHARE:
    Income from continuing operations                                $  0.17     $  0.10     $  0.29     $  0.20
    Income (loss) from discontinued operations                            --       (0.02)      (0.02)       0.17
    Gain on sale of Motor business (net of taxes)                         --          --        1.31          --
                                                                     -------     -------     -------     -------
Basic earnings per share:                                            $  0.17     $  0.08     $  1.58     $  0.37
                                                                     =======     =======     =======     =======

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                $ 4,095     $ 2,931     $ 7,584     $ 6,222
    Income (loss) from discontinued operations                            --        (513)       (528)      5,213
    Gain on sale of Motor business (net of taxes)                         --          --      35,047          --
                                                                     -------     -------     -------     -------
Net income                                                           $ 4,095     $ 2,418     $42,103     $11,435

Weighted average shares for basic earnings per share                  24,036      30,793      26,698      30,986
    Effect of dilutive stock options                                       3         156          54         238
                                                                     -------     -------     -------     -------
    Weighted average shares for diluted earnings per share            24,039      30,949      26,752      31,224

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                $  0.17     $  0.09     $  0.28     $  0.20
    Income (loss) from discontinued operations                            --       (0.01)      (0.02)       0.17
    Gain on sale of Motor buisiness (net of taxes)                        --          --        1.31          --
                                                                     -------     -------     -------     -------
Diluted earnings per share:                                          $  0.17     $  0.08     $  1.57     $  0.37
                                                                     =======     =======     =======     =======

8.       SEGMENT INFORMATION


                                          Three Months                                         Three Months
                                    Ending December 31, 1999                             Ending December 30, 1998
                        ---------------------------------------------     -----------------------------------------------
                         Lighting      Power     Drives &                 Lighting       Power        Drives &
                           Power    Electronic   Systems                    Power      Electronic      Systems
                         Products    Products    Products      Total      Products      Products      Products      Total
                         --------   ----------   --------    --------     --------     ----------     --------   --------
Sales                    $100,571    $40,095     $32,533     $173,199     $106,311       $44,664      $23,130    $174,105
Operating profit            4,360      2,118       1,316        7,794        4,467           240          778       5,485


                                           Six Months                                         Six Months
                                    Ending December 31, 1999                             Ending December 30, 1998
                        ---------------------------------------------     -----------------------------------------------
                         Lighting      Power     Drives &                 Lighting       Power        Drives &
                           Power    Electronic   Systems                    Power      Electronic      Systems
                         Products    Products    Products      Total      Products      Products      Products      Total
                         --------   ----------   --------    --------     --------     ----------     --------   --------
Sales                    $204,594     $83,015     $67,643    $355,252     $210,939       $84,570      $44,279    $339,788
Operating profit            6,939       3,808       3,518      14,265        8,997           414        2,059      11,470

A reconciliation of combined operating profits for Lighting Power Products, Power Electronic Products and Drives & Systems Products to consolidated income from continuing operations before taxes is as follows:


                                            Three Months Ended     Six Months Ended
                                           12/31/99    12/31/98   12/31/99    12/31/98
                                           --------    --------   --------    --------
Total operating profit for reportable
  segments                                 $  7,794    $  5,485   $ 14,265    $ 11,470
Loss on disposal of European lighting
  business                                  (24,422)       --      (24,422)       --
Interest Expense                                854         461      1,163       1,028
Other expense                                   462         715        996       1,294
                                           --------    --------   --------    --------
Income from continuing operations before
  provision (benefit) for income taxes     $(17,944)   $  4,309   $(12,316)   $  9,148
                                           ========    ========   ========    ========

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         THREE MONTHS ENDED DECEMBER 31, 1999 VS. 1998

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

         MagnTek's net sales for the second quarter of fiscal 2000 were $173.2 million, relatively unchanged compared to the second quarter of fiscal 1999 at $174.1 million. Sales in the Drives & Systems segment increased 40.6% from prior year due to the acquisition of the EMS Group which occurred in July of 1999. Excluding the effect of the acquisition, sales declined 9.7% due to slower sales of standard drive products. Sales in the Lighting Power Products segment declined 5.4% from the year earlier period. Domestic sales of Lighting Power Products increased 3% but were more than offset by lower sales in the European lighting businesses. The Company sold its European lighting business in December of 1999 (see Note 5). Sales in the Power Electronic Products segment declined 10.2% due to lower sales of domestic power supplies and currency translation.

         The Company's gross profit increased to $36.0 million (20.8% of net sales) in the second quarter of fiscal 2000 from $34.8 million (20.0% of net sales) in the second quarter of fiscal 1999. Gross profits declined in Lighting Power Products due to competitive price pressures but was more than offset by improved performance in both Drives and Systems and Power Electronics Products.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (SG&A) expense was $28.2 million (16.3% of net sales) in the second quarter of fiscal 2000 compared to $29.3 million (16.8% of net sales) in the second quarter of fiscal 1999. The reduction in SG&A spending reflects cost reduction actions initiated in the fourth quarter of fiscal 1999 which were responsible for the improved performance. These actions resulted in reduced manning levels and lower costs in administrative support functions.

         In the second quarter of fiscal 2000 the Company recorded charges of $24.4 million associated with the sale of its European lighting business (see Note 5). Charges included the net asset values of the Company's German lighting business, as well as inventory and fixed assets at the Milan, Italy facility. In addition, severance and other costs were recorded for the closure of the Milan facility.

         INTEREST AND OTHER EXPENSE

         Interest expense was $.9 million in the second quarter of fiscal 2000 compared to $.5 million in the second quarter of fiscal 1999. Interest expense for the second quarter of fiscal 2000 primarily reflects incremental debt associated with the acquisition of the EMS

         Group in July of 1999. Other expenses of $.5 million in the second quarter of fiscal 2000 was comparable to the $.7 million incurred in the year earlier period.

         NET INCOME

         The Company recorded an after-tax profit from continuing operations of $4.1 million in the second quarter of fiscal 2000 compared to an after-tax profit of $2.9 million for continuing operations in the second quarter of fiscal 1999. Net income for the second quarter of fiscal year 2000 was $4.1 million compared to $2.4 million in the year earlier period. Net income in the second quarter of fiscal 1999 included losses of $.5 million associated with discontinued operations.

         Results for continuing operations in the second quarter of fiscal 2000 include a $24.5 million tax benefit primarily due to the increased tax over book basis associated with the Company's German operation (see
         Note 5). The tax provision for the second quarter of fiscal 2000, excluding the loss on disposal of the European lighting business and related tax benefits, was $2.5 million (38% effective tax rate) versus $1.4 million (32% effective tax rate) in the second quarter of fiscal 1999. The Company expects that the 38% tax rate will continue for the balance of the current fiscal year.

RESULTS OF OPERATIONS:

         SIX MONTHS ENDED DECEMBER 31, 1999 VS. 1998:

         NET SALES AND GROSS PROFIT:

         Net sales for MagneTek for the first six months of fiscal 2000 were $355.3 million, a 4.6% increase from the $339.8 million in the first six months of fiscal 1999. Sales in the Drives and Systems segment increased 52.8% from the comparable year earlier period. Excluding the acquisition of the EMS Group made in July of 1999, revenues for the Drives and Systems increased 2.2%. Sales of Lighting Power Products declined 3.0% from the previous year levels. While domestic revenues for Lighting Power Products increased 2.7% from the first six months of fiscal 1999, lower sales of European ballasts and the sale of the German operation in December more than erased the domestic increase. Sales of Power Electronic Products were unfavorable by 1.8% when compared to the previous period. The reduced volume is attributable to lower sales in the trade magnetics product line. RV converters and power supplies sales were in the aggregate, slightly increased from prior year.

         Gross profits were $70.6 million (19.9% of net sales) in the first six months of fiscal 2000 compared to $68.0 million (20.0% of net sales) in the first six months of fiscal 1999. Increased gross profit levels primarily reflect the higher sales volume. The decline in the gross margin percentage reflects lower gross margin in Lighting Power Products due to continued competitive price pressures in both domestic and foreign markets. Gross margins increased versus the prior year six month period in both the Drives and Systems and Power Electronic Products segments due to the favorable mix of products sold.

         OPERATING EXPENSE

         Selling, general and administrative (SG&A) expense was $56.3 million (15.9% of net sales) in the first six months of fiscal 2000 versus $56.5 million (16.6% of net sales) in the first six month of fiscal 1999. Cost levels increased due to the acquisition of the EMS Group in July 1999 but were offset due to reduced salary and related costs by manning level reductions initiated at the end of fiscal 1999.

         In the second quarter of fiscal 2000 the Company recorded charges of $24.4 million associated with the sale of its European lighting business (see Note 5). Charges included the net asset values of the Company's German lighting business, as well as inventory and fixed assets at the Milan, Italy facility. In addition, severance and other costs were recorded for the closure of the Milan facility.

         INTEREST AND OTHER EXPENSE:

         Interest expense was $1.2 million in the first six months of fiscal 2000 compared to $1.0 million in the first six months of fiscal 1999. Interest rates are generally higher on the Company's floating rate debt than in the year earlier period.

         NET INCOME:

         The Company recorded an after-tax profit of $7.6 million in the first six months of fiscal 2000 compared to an after tax profit of $6.2 million in the first six months of fiscal 1999.

         Results for the first six months of fiscal 2000 include a $24.5 million tax benefit due primarily to the increased tax over book basis associated with the Company's German operations. The tax provision for the first six months of fiscal 2000 excluding the benefit associated with German operations was $4.6 million (38% effective tax rate) compared to $2.9 million (32% effective tax rate) in the first six months of fiscal 1999. The Company expects the 38% effective tax rate to continue for the balance of the current fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES

         Effective September 27, 1999, the Company amended its Bank Loan Agreement to adjust covenants for the reclassification of the motor and generator businesses as discontinued operations and the impact of certain charges recorded in the fourth quarter of fiscal 1999. Currently, borrowings under the Bank Loan Agreement bear interest at the bank's prime lending rate or, at the Company's option, the London Interbank Offered Rate plus one and one-half percent. These rates may be reduced or increased based on the level of certain debt-to-cash flow ratios. The Bank Loan Agreement provides funds for both short-term working capital requirements and long term financing needs for the Company. As of December 31, 1999, the Company had approximately $135 million of available borrowings under the Bank Loan Agreement. Under terms of the amendment, the Bank Loan Agreement also limits the amount of certain distributions the Company can make including share repurchases to no more than $60 million through December 31, 1999, and $90 million throughout the term of the Agreement. During the six months ended December 31, 1999, the Company repurchased 6.8 million shares in open market transactions for approximately $59.6 million. During the second quarter of fiscal 2000, the Company completed negotiations with Emerson Electric and A.O. Smith as to final purchase price adjustments for the earlier sale of the Generator and Motor businesses. Cash outflows associated with these adjustments, as well as legal, consulting and other expenses of the transactions, approximated $19 million in the current fiscal year and should essentially be complete.

         During the first six months of fiscal 2000, the Company purchased the EMS Group and Mondel ULC for approximately $38 million and $10 million respectively and sold its Motor business for $253 million (see Notes 4 and 5).

         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks in the areas of commodity prices, foreign exchange and interest rates. To mitigate the effect of such risks, the Company selectively utilizes specific financial instruments. Company policy clearly prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks since that reported in the Company's Annual Report on form 10-K dated June 30, 1999.

IMPACT OF YEAR 2000

As previously reported in the 1999 Annual Report, the Company initiated in fiscal 1997 a comprehensive systems review, which resulted in the purchase of an Oracle "Enterprise Resource Planning" software package. While the primary purpose of the software was to improve business processes, it also enabled the Company to resolve Year 2000 issues.

The Company has experienced to date no problems with computer systems subsequent to January 1, 2000. Management does not currently anticipate a future material adverse impact with internal systems caused by Year 2000 issues.

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

                                                       MAGNETEK, INC.
                                                        (Registrant)

     Date: February 10, 2000                         /s/ David P. Reiland
                                                 -------------------------------
                                                       David P. Reiland
                                                    Executive Vice President
                                                   and Chief Financial Officer
                                                 (Duly authorized officer of the
                                                     registrant and principal
                                                        financial officer)