Form 10-Q
period 2000-03-31
MAGNETEK INC
filed 2000-05-15
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000
                                       OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________


                           Commission file number 1-10233
                                                  -------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of May 1, 2000, 23,281,133 shares.

                             2000 MAGNETEK FORM 10-Q

                TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q
           FOR THE FISCAL QUARTER AND NINE MONTHS ENDED MARCH 31, 2000

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


In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 2000 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 2000 and 1999. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-month and nine-months ended March 31, 2000 are not necessarily indicative of results which may be experienced for the full fiscal year.


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

ITEM 1

                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2000 and JUNE 30, 1999
                             (amounts in thousands)


ASSETS                                                                             March 31                    June 30
------                                                                             --------                    -------
                                                                                 (unaudited)
Current assets:
  Cash                                                                          $          1,310             $         6,880
  Accounts receivable                                                                    124,219                     111,105
  Inventories                                                                            114,815                     116,316
  Deferred income taxes, prepaid expenses and other                                       37,239                      35,404
                                                                              -------------------        --------------------
   Total current assets                                                                  277,583                     269,705
                                                                              -------------------        --------------------

Property, plant and equipment                                                            240,436                     238,554

Less-accumulated depreciation
 and amortization                                                                        142,073                     133,489
                                                                              -------------------        --------------------
                                                                                          98,363                     105,065
                                                                              -------------------        --------------------

Net assets of discontinued operations                                                          -                     173,779
Goodwill                                                                                  70,155                      37,548

Prepaid pension and other assets                                                          57,588                      59,477
                                                                              -------------------        --------------------
Total Assets                                                                             503,689                     645,574
                                                                              ===================        ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:
  Accounts payable                                                              $         81,004             $        73,266
  Accrued liabilities                                                                     85,806                      87,742
  Current portion of long-term debt                                                        3,871                       4,141
                                                                              -------------------        --------------------
     Total current liabilities                                                           170,681                     165,149
                                                                              -------------------        --------------------

Long-term debt, net of current portion                                                    65,518                     179,093

Other long-term obligations                                                               42,558                      54,262

Deferred income taxes                                                                     35,661                      43,139

Commitments and contingencies

Stockholders' equity
   Common stock                                                                              233                         300
   Paid in capital in excess of par value                                                101,971                     160,574
   Retained earnings                                                                     111,977                      66,210
   Accumulated other comprehensive loss                                                 ( 24,910)                   ( 23,153)
                                                                              -------------------        --------------------
   Total stockholders' equity                                                   $        189,271             $       203,931
                                                                              -------------------        --------------------

Total Liabilities and
    Stockholders' Equity                                                                 503,689                     645,574
                                                                              ===================        ====================

                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                            FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 and 1999
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                                     2000                      1999
                                                                                     ----                      ----
Net sales                                                                         $     182,729            $      168,334
Cost of sales                                                                           147,580                   134,670
                                                                                ----------------          ----------------

Gross profit                                                                             35,149                    33,664
Selling, general and administrative                                                      27,023                    27,913
                                                                                ----------------          ----------------

Income from operations                                                                    8,126                     5,751
Interest expense                                                                          1,693                       412
Other expense, net                                                                          524                       510
                                                                                ----------------          ----------------

Income from continuing operations before
  provision for income taxes                                                              5,909                     4,829
Provision for income taxes                                                                2,245                     1,545
                                                                                ----------------          ----------------
Income from continuing operations                                                         3,664                     3,284
Discontinued operations -
    Income from operations (net of taxes)                                                     -                     1,254
                                                                                ----------------          ----------------
Net income                                                                        $       3,664            $        4,538
                                                                                ================          ================

EARNINGS PER COMMON SHARE
-------------------------

Basic:
   Income from continuing operations                                              $        0.16            $         0.11
   Income from discontinued operations                                                        -                      0.04
                                                                                ----------------          ----------------
Net income                                                                        $        0.16            $         0.15
                                                                                ================          ================

Diluted:
   Income from continuing operations                                              $        0.16            $         0.11
   Income from discontinued operations                                                        -                      0.04
                                                                                ----------------          ----------------
Net income                                                                        $        0.16            $         0.15
                                                                                ================          ================

                                     See accompanying notes

                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED INCOME STATEMENTS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 2000 and 1999
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                                     2000                      1999
                                                                                     ----                      ----
Net sales                                                                         $     537,981            $      508,122
Cost of sales                                                                           432,233                   406,479
                                                                                ----------------          ----------------

Gross profit                                                                            105,748                   101,643
Selling, general and administrative                                                      83,357                    84,422
Loss on disposal of European lighting business                                           24,422                         -
                                                                                ----------------          ----------------

Income (loss) from operations                                                           ( 2,031)                   17,221
Interest expense                                                                          2,856                     1,440
Other expense, net                                                                        1,520                     1,804
                                                                                ----------------          ----------------

Income (loss) from continuing operations before
  provision (benefit) for income taxes                                                  ( 6,407)                   13,977
Provision (benefit) for income taxes                                                   ( 17,655)                    4,471
                                                                                ----------------          ----------------
Income from continuing operations                                                        11,248                     9,506
Discontinued operations -
    Income (loss) from operations (net of taxes)                                          ( 528)                    6,467
    Gain on Motor sale (net of taxes)                                                    35,047                         -
                                                                                ----------------          ----------------
Net income                                                                        $      45,767            $       15,973
                                                                                ================          ================

EARNINGS PER COMMON SHARE
--------------------------

Basic:
   Income from continuing operations                                              $        0.44            $         0.31
   Income (loss) from discontinued operations                                             (0.02)                     0.21
   Gain on Motor sale (net of taxes)                                                       1.37                         -
                                                                                ----------------          ----------------
Net income                                                                        $        1.79            $         0.52
                                                                                ================          ================

Diluted:
   Income from continuing operations                                              $        0.44            $         0.30
   Income (loss) from discontinued operations                                             (0.02)                     0.21
   Gain on Motor sale (net of taxes)                                                       1.37                         -
                                                                                ----------------          ----------------
Net income                                                                        $        1.79            $         0.51
                                                                                ================          ================

                                 MAGNETEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (amounts in thousands)
                                   (unaudited)

                                                                                             2000                      1999
                                                                                             ----                      ----

                                                                                       ------------------         ----------------
Cash flows from operating activities:
Net income from continuing operations                                                     $       11,248            $       9,506
Adjustments to reconcile income to net cash used in
  operating activities:
     Depreciation and amortization                                                                18,299                   16,852
     Changes in operating assets and liabilities
      of continuing operations                                                                   (31,181)                 (44,375)
                                                                                       ------------------         ----------------
Total adjustments                                                                                (12,882)                 (27,532)
                                                                                       ------------------         ----------------
Net cash used in operating activities                                                             (1,634)                 (18,017)
                                                                                       ------------------         ----------------

Cash flows from investing activities:
  Proceeds from sale of Motor business and other assets                                          255,352                        -
  Purchase of and investment in companies, net of cash acquired                                  (48,245)                       -
  Capital expenditures                                                                           (12,503)                 (17,287)
  Other investments                                                                                    -                     (603)
                                                                                       ------------------         ----------------
Net cash provided by (used in) investing activities                                              194,604                 ( 17,890)
                                                                                       ------------------         ----------------

Cash flow from financing activities:
  Borrowings under bank and other long-term obligations                                                -                   53,394
  Proceeds from issuance of common stock                                                           1,732                      857
  Stock repurchases                                                                              (60,298)                  (7,361)
  Repayment of bank and other long term obligations                                             (113,845)                       -
  Increase in deferred financing costs                                                              (467)                       -
                                                                                       ------------------         ----------------
Net cash provided by (used in) financing activities                                             (172,878)                  46,890
                                                                                       ------------------         ----------------
Net cash provided by continuing operations                                                        20,092                   10,983
                                                                                       ------------------         ----------------
Cash flow from discontinued operations:
  Income (loss) from discontinued operations                                                        (528)                   6,467

Adjustments to reconcile income to net cash used by discontinued operations:
   Depreciation and amortization                                                                   1,039                   12,050
   Changes in operating assets and liabilities
    of discontinued operations, including fees and
    expenses of disposal                                                                         (25,170)                 (19,197)
   Capital expenditures                                                                           (1,003)                 (14,099)
                                                                                       ------------------         ----------------
                                                                                       ------------------         ----------------
Net cash used in discontinued operations                                                         (25,662)                 (14,799)
                                                                                       ------------------         ----------------

Net decrease in cash                                                                      $       (5,570)           $      (3,796)
Cash at the beginning of the period                                                                6,880                    5,976
                                                                                       ------------------         ----------------
Cash at the end of the period                                                             $        1,310            $       2,180
                                                                                       ------------------         ----------------

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (amounts in thousands)
                                   (unaudited)

                                                                    2000                   1999
                                                                    ----                   ----

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                      $    5,560           $  14,263
     Income taxes                                                  $    5,587           $   5,380






                                     (See accompany notes)

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                      (All dollar amounts are in thousands)
                                   (unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and nine-month periods ended March 31, 2000 contained thirteen and forty weeks respectively. The comparable periods in 1999 contained thirteen weeks and thirty-nine weeks.

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

2.   INVENTORIES

     Inventories at March 31, 2000 and June 30, 1999 consist of the following:


                                                                        March 31               June 30
                                                                       ---------              ---------
     Raw materials and stock parts                                     $  45,984              $  51,489
     Work-in-process                                                      18,287                 19,244
     Finished goods                                                       50,544                 45,583
                                                                       ---------              ---------
                                                                       $ 114,815              $ 116,316
                                                                       =========              =========



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

4.   DISCONTINUED OPERATIONS/REPOSITIONING

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

     During the year ended June 30, 1996, the Company established certain reserves associated with a variety of repositioning actions. With the exception of warranty associated with defective capacitors, these actions were completed in fiscal 1999. In the third quarter of fiscal year 2000, the remaining warranty liability was reviewed and reduced by $.7 million. The Company will continue to review and evaluate this liability throughout the remaining term of the warranty period ending December 2001.

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

     On December 23, 1999, the Company sold its European magnetic lighting business to a group including former and current management. Net assets of the Company's German operations and certain inventory and fixed assets located in Milan, Italy were included in the transaction. Net proceeds, including the assumption of debt by the buyers, approximated $2.5 million. In addition, the buyers agreed to indemnify MagneTek for substantially all past, present and future obligations in connection with the business' operations in Germany. In connection with the sale, the Company announced the closure of its Milan factory. Accordingly, the Company recorded severance and other charges reflecting the estimated costs of the closure. The loss on the sale of the business together with the estimated costs for the closure of the Milan facility approximated $24.4 million and is included in the accompanying Condensed Consolidated Income Statement as "Loss on disposal of European lighting business". In connection with the loss, the Company recorded an income tax benefit in the amount of $24.5 million. The tax benefit was greater than the statutory rate as a result of the tax basis being substantially greater than the net book values reflected in the financial statements for the assets sold.

6.   COMPREHENSIVE INCOME

     During the third quarter of fiscal 2000 and 1999, total comprehensive income was $2,334 and $189 respectively. For the first nine months of fiscal 2000 and 1999, comprehensive income was $44,010 and $10,465 respectively.

7.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

     (in thousands, except per share amounts)

                                                                                  FISCAL YEAR               FISCAL YEAR
                                                                          ------------------------     -------------------------
                                                                            3Q            3Q              3Q YTD         3Q YTD
                                                                           2000          1999              2000           1999
                                                                         -------        -------          ---------        -------
BASIC EARNINGS PER SHARE:
-------------------------
    Income from continuing operations                                   $ 3,664       $  3,284          $ 11,248        $  9,506
    Income (loss) from  discontinued operations                               -          1,254              (528)          6,467
    Gain of sale of Motor business (net of taxes)                             -              -            35,047               -
                                                                         -------        -------          ---------        -------
Net income                                                              $ 3,664       $  4,538          $ 45,767        $ 15,973


    Weighted average shares for basic earnings per share                 23,134         30,778            25,510          30,900


BASIC EARNINGS PER SHARE:
-------------------------
    Income from continuing operations                                   $  0.16       $   0.11          $   0.44        $   0.31
    Income (loss) from discontinued operations                                -           0.04             (0.02)           0.21
    Gain on sale of Motor business (net of taxes)                             -              -              1.37               -
                                                                         -------        -------          ---------        -------

BASIC EARNINGS PER SHARE:                                               $  0.16       $   0.15          $   1.79        $   0.52
=========================                                                =======        =======          =========        =======

DILUTED EARNINGS PER SHARE:
---------------------------
    Income from continuing operations                                   $ 3,664       $  3,284          $ 11,248        $  9,506
    Income (loss) from discontinued operations                                -          1,254              (528)          6,467
    Gain on sale of Motor business (net of taxes)                             -              -            35,047               -
                                                                         -------        -------          ---------        -------
Net income                                                              $ 3,664       $  4,538          $ 45,767        $ 15,973

Weighted average shares for basic earnings per share                     23,134         30,778            25,510          30,900
    Effect of dilutive stock options                                          9            108                44             214
                                                                         -------        -------          ---------        -------
    Weighted average shares for diluted earnings per share               23,143         30,886            25,554          31,114

DILUTED EARNINGS PER SHARE:
---------------------------
    Income from continuing operations                                   $  0.16       $   0.11          $   0.44        $   0.30
    Income (loss) from discontinued operations                                -           0.04             (0.02)           0.21
    Gain on sale of Motor buisiness (net of taxes)                            -              -              1.37               -
                                                                         -------        -------          ---------        -------

Diluted earnings per share:                                             $  0.16       $   0.15          $   1.79        $   0.51
===========================                                              =======        =======          =========        =======


8.   SEGMENT INFORMATION


                                           THREE MONTHS                                         THREE MONTHS
                                      ENDING MARCH 31, 2000                                ENDING MARCH 31, 1999
                           -----------------------------------------------     ------------------------------------------------
                            Lighting       Power       Drives &                  Lighting        Power       Drives &
                             Power       Electronic    Systems                    Power        Electronic    Systems
                            Products      Products     Products      Total       Products       Products     Products      Total
                           ----------    ----------    --------      -----       ----------    ----------    --------      -----
Sales                       $97,437        $47,541     $37,751    $182,729       $106,332       $41,111      $20,891    $168,334
Operating profit              3,769          2,295       2,062       8,126          5,059           561          131       5,751




                                           NINE MONTHS                                         NINE MONTHS
                                      ENDING MARCH 31, 2000                                ENDING MARCH 31, 1999
                           -----------------------------------------------     ------------------------------------------------
                            Lighting       Power       Drives &                  Lighting        Power       Drives &
                             Power       Electronic    Systems                    Power        Electronic    Systems
                            Products      Products     Products      Total       Products       Products     Products      Total
                           ----------    ----------    --------      -----       ----------    ----------    --------      -----

Sales                      $302,031       $130,556    $105,394    $537,981       $317,271      $125,681      $65,170    $508,122
Operating profit             10,708          6,103       5,580      22,391         14,056           975        2,190      17,221



A reconciliation of combined operating profits for Lighting Power Products, Power Electronic Products and Drives & Systems Products to consolidated income from continuing operations before taxes is as follows:


                                                                       Three Months Ended                Nine Months Ended
                                                                     3/31/00         3/31/99           3/31/00        3/31/99
                                                                    ---------       ---------         ---------      ---------

Total operating profit for reportable                                $  8,126        $  5,751          $ 22,391       $ 17,221
  segments
Loss on disposal of European lighting                                       -               -           (24,422)             -
  business
Interest Expense                                                        1,693             412             2,856          1,440
Other expense                                                             524             510             1,520          1,804
                                                                    ---------       ---------         ---------      ---------
Income from continuing operations before
  provision (benefit) for income taxes                               $  5,909        $  4,829          $ (6,407)      $ 13,977
                                                                    =========       =========         =========      =========



ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     THREE MONTHS ENDED MARCH 31, 2000 VS. 1999

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

     The Generator business was sold to Emerson Electric Co. in April 1999 for $115 million. In August, just after fiscal year end, the Motor business was sold to A.O. Smith Corporation for $253 million. These businesses are reported as discontinued operations in the accompanying Consolidated Financial Statements. In December, 1999, the Company sold its European magnetic lighting business (See Note 5).

     As a continuation of the move toward consolidating its business around a core technology of power electronics, the Company is currently investigating strategic alternatives to reduce its participation in the North American lighting ballast business and to build upon its strengths in the global power supply business.

     MagneTek's net sales for the third quarter of fiscal 2000 were $182.7 million, an 8.6% increase compared to the third quarter of fiscal 1999 at $168.3 million. Sales in the Drives & Systems segment increased 80.7% from the prior year due to the acquisitions of the EMS Group in July, 1999 and of Mondel ULC in December, 1999. Excluding the acquisitions, sales in the Drives & Systems segment increased 11.2% due to increased standard drives sales. Sales in the Lighting Power Products segment declined 8.4% due to the divesture of the Company's European magnetic lighting business. Domestic Lighting Power Products revenues increased 7.7% due primarily to increased sales of electronic and HID (high intensity discharge) products. Sales in the Power Electronic Products segment increased 15.6% with increasing revenues recorded in both foreign and domestic operations.

     The Company's gross profit increased to $35.1 million (19.2% of net sales) in the third quarter of fiscal 2000 from $33.7 million (20.0% of net sales) in the third quarter of fiscal 1999. Gross profits increased due to the overall increase in sales volume. As a percentage of sales, gross profits declined due primarily to lower gross margins in Lighting Power Products as a result of continuing pressure on selling prices, lower distribution sales, and higher material and freight costs. The Company has announced price increases ranging from 4% to 7% for products in this segment.

     OPERATING EXPENSES

     Selling, general and administrative (SG&A) expense was $27.0 million (14.8% of net sales) in the third quarter of fiscal 2000 compared to $27.9 million (16.6% of net sales) in the third quarter of fiscal 1999. The reduction in SG&A spending reflects cost reduction actions initiated in the fourth quarter of fiscal 1999 which resulted in reduced manning levels and lower costs in administrative support functions.

     INTEREST AND OTHER EXPENSE

     Interest expense was $1.7 million in the third quarter of fiscal 2000 compared to $.4 million in the third quarter of fiscal 1999. The increase in interest expense reflects incremental debt associated with the acquisition of the EMS Group in July of 1999 and Mondel ULC in December of 1999. Additional purchases of the Company's common stock which occurred primarily in the first six months of fiscal 2000 has also increased overall debt levels. Other expense of $.5 million in the third quarter of fiscal 2000 was unchanged from the year earlier period.

     NET INCOME

     The Company recorded an after-tax profit from continuing operations of $3.7 million in the third quarter of fiscal 2000 compared to an after-tax profit of $3.3 million in the third quarter of fiscal 1999. Net income for the third quarter of fiscal year 2000 was $3.7 million compared to $4.5 million in the year earlier period. Net income in the third quarter of fiscal 1999 include after-tax profits of $1.2 million associated with discontinued operations.

     The tax provision for the third quarter of fiscal year 2000 was $2.2 million (38% effective rate) versus $1.5 million (32% effective rate) in the third quarter of fiscal 1999. The Company expects that the 38% tax rate will continue for the balance of the current fiscal year.

RESULTS OF OPERATIONS:

     NINE MONTHS ENDED MARCH 31, 2000 VS. 1999:

     NET SALES AND GROSS PROFIT:

     Net Sales for MagneTek for the first nine months of fiscal 2000 were $538.0 million, a 5.9% increase from the $508.1 million in the first nine months of fiscal 1999. Sales in the Drives and Systems segment increased 61.7% from the comparable year earlier period. Exclusive of the acquisitions of the EMS Group made in July of 1999 and Mondel ULC made in December of 1999, revenues for Drives and Systems increased 5% due to higher sales of standard drives. Sales in the Lighting Power Products segment declined 4.8% from the previous year levels. Domestic revenues for Lighting Power Products increased 4.4% but were more than offset by the impact of the sale of the European magnetic lighting business in December, 1999. Sales of Power Electronic Products increased 3.9% from the first nine months of fiscal 1999 due to stronger sales of European power supplies.

     Gross profits were $105.7 million (19.7% of net sales) in the first nine months of fiscal 2000 compared to $101.6 million (20.0% of net sales) in the first nine months of fiscal 1999. Increased levels of gross profit reflect the higher sales volume over the year earlier period. The gross margin percentage decline is attributable to lower gross margin in Lighting Power Products due to a decline in distribution related sales and competitive pricing. Gross margin results for both the Drives and Systems and Power Electronic Products segments improved from prior year due to the continued improvement in the mix of products sold.

     OPERATING EXPENSES

     Selling, general and administrative (SG&A) expense was $83.4 million (15.5% of net sales) in the first nine months of fiscal 2000 versus $84.4 million (16.6% of net sales) in the first nine months of fiscal 1999. Lower costs were a function of manning level reductions initiated at the end of fiscal 1999. The full effect of the actions taken were largely offset by the increased SG&A costs associated with the acquisition of the EMS Group and Mondel ULC.

     In the second quarter of fiscal 2000 the Company recorded charges of $24.4 million associated with the sale of its European magnetic lighting business (see Note 5). Charges included the net asset value of the Company's German lighting business, as well as inventory and fixed assets at the Milan, Italy facility. In addition, severance and other costs were recorded for the closure of the Milan facility.

     INTEREST AND OTHER EXPENSE

     Interest expense was $2.9 million in the first nine months of fiscal 2000 compared to $1.4 million in the first nine months of fiscal 1999. The combination of generally higher interest rates on the

     Company's variable rate debt and funding requirements for the EMS Group and Mondel ULC acquisitions as well as common stock repurchases are the primary factors.

     NET INCOME

     The Company recorded an after-tax profit from continuing operations of $11.2 million for the first nine months of fiscal 2000 compared to $9.5 million in the first nine months of fiscal 1999. Net income for the first nine months of fiscal 2000 was $45.8 million and includes a $35.0 million (net of tax) gain on the sale of the Motors business. This compares to net income of $16.0 million recorded in the first nine months of fiscal 1999 which included $6.5 million (net of tax) associated with discontinued operations.

     Results for the first nine months of fiscal 2000 include a $24.5 million tax benefit due primarily to the increased tax over book basis associated with the Company's German operations. The tax provision for the first nine months of fiscal 2000 excluding the benefit associated with the German operations was $6.8 million (38% effective rate) compared to $4.5 million (32% effective rate) in the first nine months of fiscal 1999. The Company expects the 38% effective tax rate to continue for the balance of the current fiscal year.

     LIQUIDITY AND CAPITAL RESOURCES

     Effective September 27, 1999, the Company amended its Bank Loan Agreement to adjust covenants for the reclassification of the motor and generator businesses as discontinued operations and the impact of certain charges recorded in the fourth quarter of fiscal 1999. Currently, borrowings under the Bank Loan Agreement bear interest at the bank's prime lending rate or, at the Company's option, the London Interbank Offered Rate plus one and one-half percent. These rates may be reduced or increased based on the level of certain debt-to-cash flow ratios. The Bank Loan Agreement provides funds for both short-term working capital requirements and long-term financing needs for the Company. As of March 31, 2000, the Company had approximately $136 million of available borrowings under the Bank Loan Agreement. Under terms of the amendment, the Bank Loan Agreement also limits the amount of certain distributions the Company can make including share repurchases. During the nine months ended March 31, 2000, the Company repurchased 6.9 million shares in open market transactions for approximately $60.3 million. During the second quarter of fiscal 2000, the Company completed negotiations with Emerson Electric and A.O. Smith as to final purchase price adjustments for the earlier sale of the Generator and Motor businesses. Cash outflows associated with these adjustments, as well as legal, consulting and other expenses of the transactions, approximated $20 million in the current fiscal year and are essentially complete.

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Part I, Item 1, Note 3.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               None

          (b)  Reports on Form 8-K
               The Company filed a Form 8-K dated February 9, 2000 reporting the amendment and restatement of its Stockholder Rights Plan.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MAGNETEK, INC.
                                                     (Registrant)



Date: May __, 2000                     -----------------------------------------
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