Form 10-K405
period 2000-07-02
MAGNETEK INC
filed 2000-10-02
CIK 751085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

(MARK ONE)
   |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 2, 2000

                                       OR

   |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10233

                               ------------------

                                 MAGNETEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      95-3917584
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 10900 WILSHIRE BOULEVARD, SUITE 850
     LOS ANGELES, CALIFORNIA                                 90024
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 1, 2000) was $237,756,062.

                  The number of shares outstanding of the Registrant's Common Stock, as of September 22, 2000, was 23,081,634 shares, including 100,000 treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the MagneTek, Inc. 2000 Annual Report for the year ended July 2, 2000 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the MagneTek, Inc. 2000 Annual Report is not deemed filed as part of this Report.

                  Portions of the MagneTek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 2, 2000 are incorporated by reference into
Part III hereof.

                                MAGNETEK, INC.

                          ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000(1)


                                                                                                  PAGE
                                                                                                  ----
         ITEM 1.    BUSINESS.......................................................................1

         ITEM 2.    PROPERTIES.....................................................................6

         ITEM 3.    LEGAL PROCEEDINGS..............................................................7

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................7

         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........8

         ITEM 6.    SELECTED FINANCIAL DATA........................................................8

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.....................................................................8

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................8

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE.....................................................................8

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................9

         ITEM 11.   EXECUTIVE COMPENSATION........................................................10

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................10

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................10

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............10

 (1) The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the year ended on June 30. Fiscal year 2000 contained 53 weeks and fiscal years 1999 and 1998 each contained 52 weeks.

                                    PART I

ITEM 1.           BUSINESS.

GENERAL

                  MagneTek, Inc. ("MagneTek" or the "Company") supplies digital power products used in information technology and industrial/instrumentation markets. These products usually take the form of sub-systems. They are sold directly or through agents to original equipment manufacturers (OEMs) for incorporation into their products, to system integrators and value-added resellers (VARs) for assembly and installation in telecommunications and other end-user systems, and to distributors for resale to OEMs, contractors and end users for repair and replacement purposes. Founded in 1984 and listed on the New York Stock Exchange in 1989 (NYSE: MAG), MagneTek operates four factories in North America and two in Europe and employs approximately 1,700 people worldwide. The Company operates in a single segment called Digital Power Products, which includes two broad product lines, Power Controls and Motion Controls.

DIGITAL POWER PRODUCTS

                  GENERAL. MagneTek ranks among the world's 15 largest independent makers of OEM power supplies. It is an acknowledged innovator in mixed-signal (analog-to-digital) power electronic sub-system design, heat reduction technology and the application of microprocessors and micro-controllers in digital power products. International sales accounted for 28% of net sales in fiscal 2000. IBM, a computer and information services company, accounted for 16% of the Company's sales in fiscal 2000.

                  POWER CONTROLS. Power control products accounted for 54% of the Company's net sales in fiscal 2000. They include: AC-to-DC switching power supplies; AC-to-DC rectifiers/battery chargers; DC-to-DC power converters; DC-to-AC power inverters; peripheral component interconnects (PCIs); and voltage regulator modules (VRMs). These power controls are used primarily in telecommunications, data-processing, data-communications, data-storage, networking, imaging, laser processing, and power generation equipment, as well as medical instrumentation and home appliances. Principal customers include IBM, Siemens, ItalTel, AT&T Wireless, Alcatel, Nokia, United Technologies, Kodak, Xerox, Ericsson and Wincor.

                  MOTION CONTROLS. Motion control products accounted for 46% of the Company's net sales in fiscal 2000. MagneTek's motion control products consist primarily of programmable power supplies that control motor speed. They include alternating (AC) and direct current (DC) variable-frequency motor drives
(VFDs), reduced-voltage motor starters, and related software products. VFDs are utilized in a wide range of applications, including industrial automation and materials handling, commercial heating, ventilating and air conditioning. In addition, the Company supplies VFDs and related software and accessories for controlling overhead cranes and hoists. Principal customers include American Standard, Joy Manufacturing and Morris Material Handling, as well as the world's leading elevator builders and most of the industrial crane and hoist companies in North America.

                  BACKLOG. Backlog as of June 30, 2000 was $94.1 million versus $68.5 million at the end of fiscal 1999. The increased backlog reflects increased orders from telecommunications, data communications and other communications infrastructure customers, as well as the acquisition of the EMS group of companies and Mondel Engineering ULC during fiscal 2000.

                  COMPETITION. MagneTek's primary competitors include Delta Electronics, Emerson/Astec/APS, Artesyn Technologies, Invensys/Lambda, Power-One, Celestica, Vicor, Rockwell/Allen Bradley, Asea Brown Boveri and Toshiba. Some of these companies have substantially greater resources than MagneTek.

COMPETITIVE STRENGTHS

                  Management believes that MagneTek benefits most from competitive advantages in the following areas:

                  TECHNOLOGICAL CAPABILITIES. MagneTek emphasizes and leverages its ability to provide custom-designed and customized solutions for power and motion control applications through power-electronic (digital) technology. The Company recruits top talent from universities that stress power electronics in their curricula, and its technical personnel possess substantial expertise in disciplines central to digital power systems. These include: mixed-signal (analog-to-digital) design; heat reduction technology; and the application of microprocessors and micro-controllers to power products.

                  CUSTOMER RELATIONSHIPS. MagneTek has established durable relationships with major manufacturers of data-processing and telecommunications equipment and systems, business machines, medical electronics, power generators and fuel cells, cranes and hoist, mining equipment and elevators, among others. The Company believes that these long-term relationships have resulted from: its responsiveness, which is superior to that of its larger competitors; its readiness to meet special customer needs, based on innovative technology; the quality and cost-effectiveness of its products; its commitment to stand behind its products; and its after-sale service. Maintenance and development of close relationships with OEMs, VARs and distributors are important strategic priorities of the Company.

                  STATE-OF-THE-ART MANUFACTURING. MagneTek competes as a high-quality, cost-effective supplier of digital power subsystems that are incorporated into customers' products and systems. The Company has taken steps to enhance its competitive position by locating new production facilities in low-cost labor areas, implementing demand-flow and cellular manufacturing techniques, and investing in state-of-the-art manufacturing capabilities, such as surface-mount machinery and advanced electronic test equipment, to enhance its product quality and reliability.

                  MARKET CHANNELS AND PRODUCT BREADTH. MagneTek's North American and European networks of agents, distributors and VARs have been developed over many years, would be difficult and expensive to duplicate, and constitute a valuable asset. MagneTek provides a broad diversity of products in each of its product lines. Since product scope is an important consideration of customers in their selection of suppliers, the Company's breadth of product has been an advantage in penetrating and maintaining both OEM relationships and channel partnerships.

RESTRUCTURING AND CURRENT STRATEGY

                  Since the mid-1990s, MagneTek has undertaken a series of strategic initiatives to strengthen its financial position and improve its competitiveness. A number of businesses have been divested (most importantly Motors and Generators in 1999), resulting in total proceeds over the last five years of more than $500 million, which were applied to reduce indebtedness, repurchase Company stock, and make select product-line acquisitions. In fiscal 2001, MagneTek plans to divest all of its remaining electrical equipment operations and focus exclusively on markets for digital power products. Proceeds from these divestitures will be used to repay debt, increase the Company's investment in research and development, and make selective acquisitions consistent with the Company's new digital power focus.

                  Major goals of MagneTek's restructuring and current business strategy are as follows:

                  REDUCTION OF BALANCE SHEET LEVERAGE. From the end of fiscal 1994 to the end of fiscal 2000, MagneTek reduced its Debt-to-Shareholders' Equity ratio from 4.6:1 to 0.3:1 by using proceeds from business divestitures and internally generated cash flow and calling outstanding convertible debt securities. The Company anticipates that proceeds received from the planned sale of its Lighting Products and Transformer businesses will eliminate all currently outstanding debt and provide financing for internal growth and selective acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 2000 Annual Report.

                  INCREASED EMPHASIS ON DIGITAL POWER PRODUCTS. In coming periods MagneTek seeks to: improve the profitability and cash flow generating capability of its continuing operations under delevered conditions; strengthen its product offerings through internal development and selected product line additions; and concurrently, grow and diversify in the digital power products business. Attractive growth opportunities are believed to exist in the digital power products business in North America, especially in applications where MagneTek has achieved substantial market positions in Europe.

INTERNATIONAL OPERATIONS

                  International sales accounted for 28% of MagneTek's net revenues in fiscal 2000. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. In Europe the Company operates two manufacturing facilities, one in Italy and one in Hungary, and employs approximately 1,000 people.

SUPPLIERS AND RAW MATERIALS

                  Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2000, raw materials purchases accounted for approximately 70% of the Company's cost of sales. Production of digital power products depends heavily on various electronic components. The Company seeks to obtain competitive pricing on these raw materials, as well as MRO supplies, by utilizing multiple suppliers available to its North American and European operations, leveraging its combined purchasing requirements, and utilizing internet sources when possible.

                  Based on analyses of the costs and benefits of its level of vertical integration, MagneTek is continuing to increase its outsourcing of certain materials and component parts that were previously produced internally.

RESEARCH AND DEVELOPMENT

                  MagneTek's Research and Development activities, which are conducted primarily at advanced development centers in Valdarno, Italy, Chatsworth, California and New Berlin, Wisconsin, are directed toward developing new products, improving existing products, and customizing or modifying products to meet customers' specific needs. Total research and development expenditures were approximately $8.1 million, $11.0 million and $13.0 million, respectively for the 2000, 1999 and 1998 fiscal years.

TRADEMARKS AND PATENTS

                  The Company holds numerous patents and believes that it holds all of the patent, trademark and other intellectual property rights necessary to conduct its business.

EMPLOYEES

                  As of September 1, 2000, the Company had approximately 600 salaried employees and approximately 1,100 hourly employees, of whom approximately 600 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

ENVIRONMENTAL MATTERS

                  GENERAL. The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response to such a discovery, the Company conducts remediation activities to bring the facility into compliance with applicable laws and regulations. The Company's remediation activities for fiscal 2000 did not entail material expenditures, and its remediation activities for fiscal 2001 are not expected to entail material expenditures. Future remediation of contaminated areas could entail material expenditures, depending upon the extent and nature of the contamination, the cleanup measures employed and the concurrence of governmental authorities.

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

                  EFFECT OF FRUIT OF THE LOOM BANKRUPTCY. A company obligated to indemnify MagneTek against certain environmental liabilities, Fruit of the Loom, Inc. ("FOL"), has filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code. MagneTek acquired the stock of Universal Manufacturing Company ("Universal") from a predecessor of FOL. In connection with that acquisition, the predecessor of FOL indemnified MagneTek against certain environmental liabilities arising from Universal's pre-acquisition activities. Environmental liabilities covered by the FOL indemnity include completion of additional cleanup activities (if any) at MagneTek's Bridgeport, Connecticut facility, and defense and indemnity of MagneTek concerning offsite disposal locations where MagneTek may have a share of potential response costs. MagneTek has filed a proof of claim in FOL's bankruptcy proceeding for matters governed by the FOL environmental indemnity.

                  OFFSITE LOCATIONS. The Company has been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several offsite locations. Based on the nature of its alleged connections to those sites, the volume and nature of the alleged contaminants, the anticipated cleanup costs, the number of parties participating, any available identification rights and the ability of other liable parties to pay their shares, the Company's estimated share in liability (if any) at the offsite facilities is not expected to be material. It is possible that the Company's actual expenditures at those sites maybe less or greater than currently anticipated, and that the Company will be named as a potentially responsible party in the future with respect to other sites.

                  INDEMNIFICATION OBLIGATIONS FROM DIVESTITURES. In selling certain business operations, the Company from time to time has agreed, subject to various conditions and limitations, to indemnify buyers with respect to environmental liabilities associated with the divested operations. The Company's indemnification obligations pursuant to such agreements did not entail material expenditures for fiscal 2000, and its indemnification obligations for fiscal 2001 are not expected to entail material expenditures. Future expenditures pursuant to such agreements could be material, depending upon the nature of any future asserted claims subject to indemnification.

CAUTIONARY STATEMENT

                  This document contains "forward-looking statements" as defined on the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company. These include but are not limited to economic conditions in general, business conditions in telecommunications and electronic equipment markets, competitive factors such as pricing and technology, and the risk that the Company's ultimate costs of doing business exceed present estimates.

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

                  DEPENDENCE ON SIGNIFICANT CUSTOMERS. MagneTek's sales to its top five customers represented approximately 25% of its net sales in fiscal 2000. The loss of any such customers or significant decreases in any such customer's levels of purchases from MagneTek could have a material adverse effect on the Company's business.

                  SENSITIVITY TO GENERAL ECONOMIC AND INDUSTRY CONDITIONS. MagneTek's markets are cyclical in nature and subject to general trends in the economy. Profitability and cash flow availability could be adversely affected by any prolonged economic downturn.

                  INTERNATIONAL SALES AND OPERATIONS; FOREIGN CURRENCY EXPOSURE. International sales, including sales from domestic operations, accounted for approximately 28% of MagneTek's net sales in fiscal 2000. As a result of its international sales and operations, the Company is subject to the risk of fluctuation in currency exchange rates. Further, MagneTek's international operations are subject to risks associated with changes in local economic and political conditions, currency exchange restrictions, regulatory requirements and taxes.

                  YEAR 2000 COMPLIANCE. In fiscal years 1998 and 1999 the Company conveyed its plans and progress in insuring that all systems were Year 2000 compliant. As scheduled, the Company completed remediation and testing for all systems in the last half of fiscal year 1999. Due to efforts expended, the Company has experienced no significant disruptions in either critical information or non-information technology systems. The Company is not aware of any material problems resulting from Year 2000 issues with products, internal systems or third party products or services. For the remainder of Year 2000, the Company will continue to monitor both internal computer applications and those of third party suppliers and vendors. While the Company does not expect any problems to occur, should any latent Year 2000 issues arise, they will be addressed promptly.

                  ENVIRONMENTAL MATTERS. MagneTek has from time to time discovered contamination by hazardous substances at certain of its facilities and in selling certain business operations. The Company has agreed, in some instances, to provide indemnification against environmental liabilities associated with divested operations.

                  RAW MATERIALS. MagneTek's raw material costs represented approximately 55% of its net sales in fiscal 2000. The principal materials used by the Company are electronic components. Unanticipated increases in raw material requirements or price increases would increase production costs and adversely affect profitability.

                  ACQUISITIONS. MagneTek's business strategy calls for growth and diversification in the digital power products business. Pursuing acquisition opportunities and attempting to integrate and manage acquired businesses requires significant resources, including management time and skill, and these efforts may detract from the management or operation of other businesses. Additionally, acquired businesses may not perform as expected, thereby causing MagneTek's actual growth or operating results to suffer.

ITEM 2.           PROPERTIES.

                  MagneTek's headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is owned by the Company unless shown as leased.

                                                 APPROXIMATE
LOCATION                           LEASE TERM   SIZE (SQ. FT.)                       PRINCIPAL USE
--------------------------         ----------   --------------    --------------------------------
Chatsworth, California                2003         48,000               Power supply manufacturing

Los Angeles, California               2005         5,000                    Corporate headquarters

Menomonee Falls, Wisconsin            2004         74,000         Drives and systems manufacturing

                                                 APPROXIMATE
LOCATION                           LEASE TERM   SIZE (SQ. FT.)                       PRINCIPAL USE
--------------------------         ----------   --------------    --------------------------------
New Berlin, Wisconsin                 2008         122,400        Drives and systems manufacturing

Pomaz, Hungary                     2006, 2007      44,000                 Power supply and ballast
                                                                                     manufacturing

Valdarno, Italy                        --          149,000              Power supply manufacturing

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

PATENT

                  In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging the Company is infringing seven of his patents pertaining to electronic ballast technology. The plaintiff seeks an unspecified amount of damages and an injunction to preclude the Company from making, using or selling those products allegedly infringing his patents. The Company denies that it has infringed, or is infringing, any of the plaintiff's patents, and has asserted several affirmative defenses. The Company also filed a counterclaim seeking judicial declaration that it is not infringing (and has not infringed) the patents asserted by the plaintiff, and that such asserted patents are invalid. The Company intends to defend this matter vigorously. At this stage of the litigation, it is difficult to predict the outcome of the foregoing legal proceeding. However, management of the Company does not believe that the financial impact of such litigation will be material.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to the stockholders of the Company during the quarter ended June 30, 2000.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 1999 and 2000:

           QUARTER ENDING                       HIGH                   LOW
           --------------                       ----                   ---
           September 30, 1999                   11-5/8               8-13/16
           December 31, 1999                     9-3/8                 6-1/8
           March 31, 2000                        9-7/8                 7-1/4
           June 30, 2000                         9-1/8                7-3/16

           September 30, 1998                   16-5/8               9-13/16
           December 31, 1998                    13-7/8               8-15/16
           March 31, 1999                     12-13/16                 8-1/4
           June 30, 1999                      11-13/16                8-5/16

                  The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of September 22, 2000, there were 259 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

                  MagneTek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 1997 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock except for the repurchase of up to $72.0 million (of which $62.0 million has been applied) of the Company's Common Stock so long as no event of default exists.

ITEM 6.           SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The information called for by Part II, Items 6, 7 and 8 is hereby incorporated by reference to the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, of the Company's 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information regarding the current executive officers of the Company.

        NAME                                   AGE       POSITION
        -----------------------                ---       -------------------------------------------------
        Andrew G. Galef                         67       Chairman of the Board of Directors,
                                                              President and Chief Executive Officer

        Antonio Canova                          58       Executive Vice President

        Alexander Levran, Ph.D.                 50       Senior Vice President, Technology

        David P. Reiland                        46       Senior Vice President and Chief Financial Officer

        John P. Colling, Jr.                    44       Vice President and Treasurer

        Thomas R. Kmak                          50       Vice President and Controller

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

ITEM 11.          EXECUTIVE COMPENSATION.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in October 2000, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

                  (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

                                                                         EDGARIZED            ANNUAL REPORT TO
                                                                      FORM 10-K PAGE         STOCKHOLDERS PAGE
                                                                      --------------         -----------------
1.      CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Statements of Income for Years Ended                   --                       11
        June 30, 2000, 1999 and 1998

        Consolidated Balance Sheets at June 30, 2000 and 1999               --                       12

                                                                         EDGARIZED            ANNUAL REPORT TO
                                                                      FORM 10-K PAGE         STOCKHOLDERS PAGE
                                                                      --------------         -----------------
        Consolidated Statements of Stockholders' Equity for                 --                       14
        Years Ended June 30, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for Years Ended               --                       15
        June 30, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements                          --                       16

        Report of Ernst & Young LLP, Independent Auditors                   --                       33

2.      CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

        Report of Ernst & Young LLP, Independent Auditors                   S-1                      51

        Schedule II -- Valuation and Qualifying Accounts                    S-2                      52

                  All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

                                                                         EDGARIZED            ANNUAL REPORT TO
                                                                      FORM 10-K PAGE         STOCKHOLDERS PAGE
                                                                      --------------         -----------------

3.      EXHIBIT INDEX                                                       11                       44

                  The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------
 3.1   (1)        Restated  Certificate  of  Incorporation  of the  Company,  as filed with the Delaware
                  Secretary of State on November 21, 1989.

 3.2   (2)        By-laws of the Company, as amended and restated.

 4.1   (3)        Specimen Common Stock Certificate.


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------
 10.1  (4)        1987 Stock Option Plan of MagneTek, Inc. ("1987 Plan").

 10.2  (5)        Amendments No. 1 and 2 to 1987 Plan.

 10.3  (6)        Amendments No. 3 and 4 to 1987 Plan.

 10.4  (7)        Amendment No. 5 to 1987 Plan.

 10.5  (8)        Second Amended and Restated 1989 Incentive Stock  Compensation Plan of MagneTek,  Inc.
                 ("1989 Plan").

 10.6  (7)        Amendment No. 1 to 1989 Plan.

 10.7  (7)        Standard Terms and Conditions Relating to Non-Qualified  Stock Options,  revised as of
                 July 24, 1996, pertaining to the 1987 Plan and the 1989 Plan.

 10.8  (7)        Form of  Non-Qualified  Stock  Option  Agreement  Pursuant  to the Second  Amended and
                 Restated 1989 Incentive Stock Compensation Plan of the Company.

 10.9  (9)        MagneTek, Inc. 1997 Non-Employee Director Stock Option Plan.

 10.10 (4)        Senior Executive Medical Expense Reimbursement Plan for the Company.

 10.11 (6)        1991 Discretionary Director Incentive Compensation Plan of the Company.

 10.12 (10)       1999 Stock Incentive Plan of the Company (the "1999 Plan").

 10.13 (10)       2000 Employee Stock Plan of the Company (the "2000 Plan").

 10.14 (7)        Form of Restricted  Stock  Agreement  Pursuant to the Second Amended and Restated 1989
                  Incentive Stock Compensation Plan of the Company.

 10.15 (10)       Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.

 10.16 (11)       Form of Rights Agreement dated as of March 4,  1997 by and between the Company and The
                  Bank of New York, as Rights Agent, as amended and restated as of February 2, 2000.

 10.17 (12)       MagneTek,  Inc. Amended and Restated  Director  Compensation  and Deferral  Investment
                  Plan.

 10.18 (13)       Non-Qualified Stock Option Agreement between the Company and David P. Reiland.


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------
 10.19 (5)        Registration Rights Agreement dated as of April 29,  1991 among the Company, Andrew G.
                  Galef, Frank Perna, Jr. and the other entities named therein.

 10.20 (7)        Registration  Rights  Agreement  dated as of June 28,  1996 by and between the Company and U.S. Trust Company of California, N.A.

 10.21 (14)       Executive  Management  Agreement  dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.

 10.22 (15)       Amendment dated as of January 25,  1995 to the Executive  Management Agreement between the Company and The Spectrum Group, Inc.

 10.23 (16)       Amendment  No. 1 to the  Executive  Management  Agreement  dated as of  June 30,  2000 between the Company and The Spectrum Group, Inc.

 10.24 (17)       Change of  Control  Agreement  dated  October  20,  1998  between  Antonio  Canova and
                  MagneTek, Inc.

 10.25 (17)       Change of Control  Agreement  dated  October  20,  1998  between  Brian R.  Dundon and
                  MagneTek, Inc.

 10.26 (17)       Change of Control  Agreement  dated  October 20,  1998  between  Alexander  Levran and
                  MagneTek, Inc.

 10.27 (17)       Change of Control  Agreement  dated  October 20,  1998  between  David P.  Reiland and
                  MagneTek, Inc.

 10.28 (17)       Change of Control  Agreement  dated October 20, 1998 between John P. Colling,  Jr. and
                  MagneTek, Inc.

 10.29 (17)       Change  of  Control  Agreement  dated  October  20,  1998  between  Thomas R. Kmak and
                  MagneTek, Inc.

 10.30 (18)       Security  Agreement dated March 1,  1993 between the Industrial  Development  Board of the City of  Huntsville  ("the  Huntsville  IDB")  and the  Company  (the  "Huntsville
                  Security Agreement").

 10.31 (19)       First Supplemental  Security  Agreement dated as of August 1,  1993 by and between the
                  Huntsville IDB and The CIT Group/Equipment Financing, Inc. ("CIT").

 10.32 (19)       Second Supplemental Security Agreement dated as of October 1,  1993 by and between the
                  Huntsville IDB and CIT.

 10.33 (18)       Equipment  Lease Agreement of even date with the Huntsville  Security  Agreement among the parties thereto.

 10.34 (19)       Amendment  to  Equipment  Lease  Agreement  dated as of  August 1,  1993  between  the
                  Huntsville IDB and the Company.


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
 10.35 (19)       Second Amendment to Equipment Lease Agreement dated as of October 1,  1993 between the
                  Huntsville IDB and the Company.

 10.36 (20)       Lease  Agreement  dated  as  of  November 1,  1988  between  the  Huntsville  IDB  and
                  Burnett-Nickelson  Investments  ("Lease  Agreement") as to which the Company succeeded to the lessee's obligations.

 10.37 (21)       First, Second and Third Amendments to Lease Agreement.

 10.38 (22)       Fourth Amendment to Lease Agreement.

 10.39 (21)       Bond  Guaranty  Agreement  between the Company,  as Guarantor  and First  Alabama Bank dated as of February 1, 1993 relating to the Lease Agreement.

 10.40 (21)       Indenture dated as of November 1,  1988 relating to First Mortgage  Industrial Revenue
                  Bonds  (Burnett-Nickelson  Project  Series  1988)  between  Huntsville  IDB and  First
                  Alabama Bank, as Trustee, relating to the Huntsville facility (the "Indenture").

 10.41 (21)       First, Second and Third Supplemental Indentures to the Indenture.

 10.42 (22)       Fourth Supplemental Indenture to the Indenture.

 10.43 (23)       Environmental  Agreement among the Company,  Universal  Manufacturing  Corporation and
                  Farley Northwest Industries, Inc., as amended.

 10.44 (23)       Letter  Agreement  dated  as of  January 9,  1986,  between  the  Company  and  Farley
                  Northwest Industries, Inc., pursuant to Stock Purchase Agreement.

 10.45 (23)       Tax Agreement dated as of February 12,  1986, between the Company and Farley Northwest
                  Industries, Inc.

 10.46 (23)       Agreement  dated as of  January 9,  1986,  between the  Company  and  Farley/Northwest
                  Industries, Inc. relating to the Totowa facility.

 10.47 (24)       Restated Credit Agreement dated as of June 20,  1997 between the Company, as Borrower,
                  NationsBank of Texas,  N.A., as Agent,  CIBC Inc., The First National Bank of Chicago,
                  The Long-Term Credit Bank of Japan,  Ltd.,  Bankers Trust Company,  Credit Lyonnais --
                  New York  Branch,  and Union Bank of  California,  N.A.,  as  Co-Agents,  and  Certain
                  Lenders (the "Restated Credit Agreement").

 10.48 (24)       Guaranty  dated as of  December 29,  1996 by MagneTek  Financial  Services,  Inc.,  as
                  Guarantor,  for the benefit of  NationsBank,  in its capacity as Agent for the Lenders now or in the future party to the Credit Agreement dated as of March 31,  1995 between the Company, certain lenders and NationsBank (the "1995 Credit Agreement").

                                                   14


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
 10.49 (24)       Security  Agreement  dated  as of  December 29,  1996  by  the  Company  and  MagneTek
                  Financial Services, Inc. for the benefit of NationsBank,  in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement.

 10.50 (24)       Security  Agreement  dated as of March 31,  1995 by the Company and the other  debtors party  thereto  for the  benefit  of  NationsBank,  in its  capacity  as Agent for the
                  Lenders now or in the future party to the 1995 Credit  Agreement  (the "1995  Security
                  Agreement").

 10.51 (24)       Supplement to Security  Agreement  dated as of March 31,  1995 between the Company and
                  NationsBank,  in its  capacity as Agent for the Lenders now or in the future  party to the 1995 Credit Agreement, with reference to the 1995 Security Agreement.

 10.52 (25)       First Amendment dated as of March 27, 1998 to the Restated Credit Agreement.

 10.53 (16)       Second Amendment dated as of March 26, 1999 to the Restated Credit Agreement.

 10.54 (16)       Third Amendment dated as of July 30, 1999, to the Restated Credit Agreement.

 10.55 (10)       Fourth Amendment dated as of September 28, 1999 to the Restated Credit Agreement.

 10.56 (16)       Lease on Chatsworth, California facility dated May 22, 1997.

 10.57 (16)       Lease on Los Angeles, California facility dated June 5, 2000.

 10.58 (26)       Lease on New Berlin, Wisconsin facility.

 10.59 (5)        Third  Modification  of Lease dated as of December 31,  1990 on New Berlin,  Wisconsin facility.

 10.60 (22)       Fourth  Modification of Lease dated as of February 12,  1993 on New Berlin,  Wisconsin facility.

 10.61 (16)       Lease on Pomaz, Hungary facility.

 10.62 (27)       Lease on Menomonee Falls, Wisconsin facility dated as of July 23, 1999.

 10.63 (28)       Asset  Purchase  Agreement  dated as of April 26, 1999 between the Company and Emerson
                  Electric Co.

 10.64 (29)       Asset Purchase Agreement dated as of June 28, 1999 by and among the Company,  MagneTek
                  Service (U.K.), Limited and A.O. Smith Corporation.

                                                       15


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT

 10.65 (27)       Asset  Purchase  Agreement  dated July 23,  1999  among the  Company,  Electric  Motor
                  Systems, Inc.,  Electromotive Systems,  Inc., EMS/Rosa Automation  Engineering,  Inc.,
                  Robert G. Friedrich and Steven J. Badinghaus.

 13 (16)          2000 Annual Report (pp. 3-33).

 23 (16)          Consent of Ernst & Young LLP, independent auditors.

 27 (16)          Financial Data Schedule.

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

(10) Previously filed with Form 10-Q/A for quarter ended September 30, 1999 and incorporated herein by this reference.

(11) Previously filed with Form 8A/A dated March 7, 2000 and incorporated herein by this reference.

(12) Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45939, and incorporated herein by this reference.

(13) Previously filed with Form 10-Q for quarter ended March 31, 1997 and incorporated herein by this reference.

(14) Previously filed with Form 10-Q for quarter ended March 31, 1994 and incorporated herein by this reference.

(15) Previously filed with Form 10-Q for quarter ended March 31, 1995 and incorporated herein by this reference.

(16) Filed herewith.

(17) Previously filed with Form 10-Q for quarter ended December 31, 1998 and incorporated herein by this reference.

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

(24) Previously filed with Form 10-K for Fiscal Year ended June 30, 1997 and incorporated herein by this reference.

(25) Previously filed with Form 10-K for Fiscal Year ended June 30, 1998 and incorporated herein by this reference.

(26) Previously filed with the Registration Statement filed on May 3, 1985 and incorporated herein by this reference.

(27) Previously filed with Form 10-K for Fiscal year ended June 27, 1999 and incorporated herein by this reference.

(28) Previously filed with Form 8-K dated April 26, 1999 and incorporated herein by this reference.

(29) Previously filed with Form 8-K dated August 2, 1999 and incorporated herein by this reference.

     (b) Reports on Form 8-K:

     The Company filed no Reports on Form 8-K during the last quarter of the 2000 fiscal year.

     (c) Refer to (a) 3 above.

     (d) Refer to (a) 2 above.

                                                    SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 2nd day of October, 2000.

                                    MagneTek, Inc.
                                    (Registrant)

                                    /s/ ANDREW G. GALEF
                                    ------------------------------------
                                    Andrew G. Galef
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                              DATE

             /s/ ANDREW G. GALEF               Chairman of the Board of Directors,    October 2, 2000
---------------------------------------------    President and Chief Executive
               Andrew G. Galef                   Officer (Principal Executive
                                                 Officer)

             /s/ THOMAS G. BOREN               Director                               October 2, 2000
---------------------------------------------
               Thomas G. Boren

             /s/ DEWAIN K. CROSS               Director                               October 2, 2000
---------------------------------------------
               Dewain K. Cross

             /s/ PAUL J. KOFMEHL               Director                               October 2, 2000
---------------------------------------------
               Paul J. Kofmehl

          /s/ FREDERICK D. LAWRENCE            Director                               October 2, 2000
---------------------------------------------
            Frederick D. Lawrence

            /s/ MITCHELL I. QUAIN              Director                               October 2, 2000
---------------------------------------------
              Mitchell I. Quain

            /s/ ROBERT E. WYCOFF               Director                               October 2, 2000
---------------------------------------------
              Robert E. Wycoff

            /s/ DAVID P. REILAND               Senior Vice President and              October 2, 2000
---------------------------------------------    Chief Financial Officer
              David P. Reiland                   (Principal Financial Officer)

             /s/ THOMAS R. KMAK                Vice President and Controller          October 2, 2000
---------------------------------------------    (Principal Accounting Officer)
               Thomas R. Kmak

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We have audited the consolidated financial statements of MagneTek, Inc. as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 18, 2000 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP

Nashville, Tennessee
August 18, 2000

                                                                     SCHEDULE II

                                        MAGNETEK, INC.

                              VALUATION AND QUALIFYING ACCOUNTS

                           YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                     (AMOUNTS IN THOUSANDS)

                              Balance at           Additions             Deductions                                   Balance
                              beginning            charged to               from                                       at end
June 30, 1998                  of year              earnings             Allowance              Other(a)              of year
-------------------       -----------------   -------------------   -------------------   -------------------   -------------------
Allowance for
   doubtful
   receivables                  $1,031               $1,743               ($1,753)                  $36                $1,057

June 30, 1999
-------------------
Allowance for
   doubtful
   receivables                  $1,057               $3,062               ($2,549)                  ($6)               $1,564

June 30, 2000
-------------------
Allowance for
   doubtful
   receivables                  $1,564               $8,452               ($7,132)                 $415                $3,299


(a) Represents primarily opening allowances for doubtful accounts balances of acquired companies and Foreign Translation Adjustments.