Form 10-Q
period 2000-09-30
MAGNETEK INC
filed 2000-11-08
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2000
                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 1-10233


                                 MAGNETEK, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    95-3917584
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification Number)


                        10900 Wilshire Blvd., Suite 850
                          Los Angeles, California 90024
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (310) 208-1980
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of November 1, 2000, 22,488,467 shares.

                             2001 MAGNETEK FORM 10-Q

                TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

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


In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 2000 and the results of operations and cash flows for the three-month periods ended September 30, 2000 and 1999. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months ended September 30, 2000 are not necessarily indicative of results which may be experienced for the full fiscal year.


This document contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company. These include but are not limited to economic conditions in general, business conditions in electrical and electronic equipment markets, competitive factors such as pricing and technology, and the risk that the Company's ultimate costs of doing business exceeds present estimates. Further information on factors which could affect MagneTek's financial results are described in the Company's filings with the Securities and Exchange Commission.

ITEM 1
                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      September 30, 2000 and JUNE 30, 2000
                             (amounts in thousands)



ASSETS                                                                  September 30        June 30
                                                                        (unaudited)
Current assets:
  Cash                                                                  $     506         $     343
  Accounts receivable                                                      59,391            59,468
  Inventories                                                              44,539            42,069
  Prepaid expenses and other                                               20,184            17,887
                                                                         ---------         ---------
   Total current assets                                                   124,620           119,767
                                                                         ---------         ---------

Property, plant and equipment                                              82,742            87,962

Less-accumulated depreciation
 and amortization                                                          46,399            47,825
                                                                         ---------         ---------
                                                                           36,343            40,137
                                                                         ---------         ---------

Net assets of discontinued operations                                     115,515           115,827
Goodwill                                                                   68,237            69,458

Deferred financing costs,
 intangible and other assets                                               55,640            55,484
                                                                         ---------         ---------
Total Assets                                                            $ 400,355         $ 400,673
                                                                         =========         =========

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable                                                      $  40,210         $  47,973
  Accrued liabilities                                                      27,955            30,011
  Current portion of long-term debt                                         1,444             1,732
                                                                         ---------         ---------
     Total current liabilities                                             69,609            79,716
                                                                         ---------         ---------

Long-term debt, net of current portion                                     75,037            62,308

Other long-term obligations                                                40,324            41,539

Deferred income taxes                                                      32,182            32,904

Commitments and contingencies

Stockholders equity
   Common stock                                                               225               231
   Paid in capital in excess of par value                                  96,955           100,399
   Retained earnings                                                      111,465           108,662
   Accumulated other comprehensive loss                                   (25,442)          (25,086)
                                                                         ---------         ---------
   Total stockholders' equity                                             183,203           184,206
                                                                         ---------         ---------

Total Liabilities and
    Stockholders' Equity                                                $ 400,355         $ 400,673
                                                                         =========         =========

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                           September 30, 2000 and 1999
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                                   2000              1999
Cash flows from operating activities:
Net income from continuing operations                                           $    998       $      434
Adjustments to reconcile income to net cash used in
  operating activities:
     Depreciation and amortization                                                 3,324            3,380
     Changes in operating assets and liabilities
      of continuing operations                                                   (13,984)         (11,716)
                                                                                 --------        ---------

Total adjustments                                                                (10,660)          (8,336)
                                                                                 --------        ---------
Net cash used in operating activities                                             (9,662)          (7,902)
                                                                                 --------        ---------

Cash flows from investing activities:
  Proceeds from sale of discontinued businesses and other assets                       -          253,000
  Purchase of and investment in companies, net of cash acquired                        -          (38,245)
  Capital expenditures                                                            (1,282)          (2,116)
  Other investments                                                                    -                -
                                                                                 --------        ---------
Net cash provided by (used in) investing activities                               (1,282)         212,639
                                                                                 --------        ---------

Cash flow from financing activities:
  Borrowings under bank and other long-term obligations                           12,441                -
  Proceeds from issuance of common stock                                             407            1,582
  Stock repurchases                                                               (3,858)         (17,248)
  Repayment of bank and other long term obligations                                    -         (165,082)
  Increase in deferred financing costs                                                 -             (467)
                                                                                 --------        ---------
Net cash provided by (used in) financing activities                                8,990         (181,215)
                                                                                 --------        ---------
Net cash provided by (used in) continuing operations                              (1,954)          23,522
                                                                                 --------        ---------

Cash flow from discontinued operations:
  Income from discontinued operations                                              1,805            2,527

Adjustments to reconcile income to net cash provided by
  discontinued operations:
   Depreciation and amortization                                                   2,662            2,909
   Changes in operating assets and liabilities
    of discontinued operations, including fees and
    expenses of disposal                                                            (993)         (17,682)
   Capital expenditures                                                           (1,357)          (1,310)
                                                                                 --------        ---------
Net cash provided by (used in) discontinued operations                             2,117          (13,556)
                                                                                 --------        ---------

Net increase in cash                                                            $    163       $    9,996
Cash at the beginning of the period                                                  343            5,890
                                                                                 --------        ---------

Cash at the end of the period                                                   $    506       $   15,856
                                                                                 ========        =========

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           September 30, 2000 and 1999
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                              2000              1999
                                                                          ----------          --------

Net sales                                                                $   71,870           $71,172
Cost of sales                                                                54,924            56,702
                                                                          ----------          --------

Gross profit                                                                 16,946            14,470
Selling, general and administrative                                          13,723            13,020
                                                                          ----------          --------

Income from operations                                                        3,223             1,450
Interest expense                                                              1,149               321
Other expense, net                                                              464               428
                                                                          ----------          --------

Income from continuing operations before
  provision for income taxes                                                  1,610               701
Provision for income taxes                                                      612               267
                                                                          ----------          --------
Income from continuing operations                                               998               434
Discontinued operations -
    Income from operations (net of taxes)                                     1,805             2,527
    Gain on sale of discontinued businesses
       (net of taxes)                                                            -             35,047
                                                                          ----------          --------
Net income                                                               $    2,803           $38,008
                                                                          ==========          ========

EARNINGS PER COMMON SHARE

Basic:
   Income from continuing operations                                           0.04              0.01
   Income from discontinued operations                                         0.08              0.09
   Gain on sale of discontinued businesses
       (net of taxes)                                                            -               1.19
                                                                          ----------          --------
Net income                                                               $     0.12           $  1.29
                                                                          ==========          ========

Diluted:
   Income from continuing operations                                           0.04              0.01
   Income from discontinued operations                                         0.08              0.09
   Gain on sale of discontinued businesses
       (net of taxes)                                                            -               1.19
                                                                          ----------          --------
Net income                                                               $     0.12           $  1.29
                                                                          ==========          ========




                             See accompanying notes

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (amounts in thousands)
                                   (unaudited)



                                                                  2000           1999
                                                                --------       -------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                   $ 1,383        $ 3,738
     Income taxes                                               $ ( 337)       $ 3,577

























                            (see accompanying notes)

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (All dollar amounts are in thousands)
                                   (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month periods ended September 30, 2000 and 1999 contained thirteen weeks and fourteen weeks respectively.

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

         COMMODITY DERIVATIVE INSTRUMENTS - The Company utilizes derivative financial instruments to reduce market fluctuations in commodity (copper wire) and foreign currency (peso related labor costs) exposures specific to businesses included as discontinued operations. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. The contract terms of these derivatives are within one year and settlement of positions are typically completed through a financial settlement and not through the physical receipt of the commodity or the currency. The Company's policy prohibits the use of derivative financial instruments for speculative or trading purposes.

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and its amendments, Statements 137 and 138 ("SFAS 133"), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires all derivative instruments to be recognized as assets or liabilities in the balance sheet and measured at fair value. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income in the balance sheet until the hedged item is recognized in earnings. Changes in the fair value of derivative instruments, which are not designated as hedges, are recorded in earnings as the changes occur.

         The Company's commodity and foreign currency derivative instruments meet the requirement of cash flow hedges and therefore changes in the fair market value of the hedges are included within other comprehensive income until the hedged item is recognized in earnings. Earnings recognition from these transactions is recorded in cost of sales when the hedge transaction affects earnings. Previous to the adoption of SFAS 133, gains and losses were deferred until the contract settlement. The adoption of Statement No. 133 on July 1, 2000 resulted in the recognition of $2,256 in other comprehensive income for the first quarter of fiscal 2001. The estimated net gain to be recognized over the next twelve months in relation to copper and peso contracts is projected to approximate that same level as recorded in other comprehensive income in the first quarter. Hedging activities related to copper and peso contracts are specific to discontinued operations and activity in this area will terminate when these operations are divested.

2.       INVENTORIES

         Inventories at September 30, 2000 and June 30, 2000 consist of the following:

                                                                         SEPTEMBER 30         JUNE 30
                                                                        --------------        -------
          Raw materials and stock parts                                   $23,008             $23,729
          Work-in-process                                                   9,599               8,057
          Finished goods                                                   11,932              10,283
                                                                        ----------           --------
                                                                          $44,539             $42,069
                                                                        ==========           ========

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

         In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging the Company is infringing seven of his patents pertaining to electronic ballast technology. The plaintiff seeks an unspecified amount of damages and an injunction to preclude the Company from making, using or selling those products allegedly infringing his patents. The Company denies that it has infringed, or is infringing, any of the plaintiff's patents, and has asserted several affirmative defenses. The Company also filed a counterclaim seeking judicial declaration that it is not infringing (and has not infringed) the patents asserted by the plaintiff, and that such asserted patents are invalid. The Company intends to defend this matter vigorously. At this state, it is difficult to predict the outcome of the foregoing legal proceeding. However, management of the Company does not believe that the financial impact of such litigation will be material.

         The Company was named as a defendant, along with 90 other companies engaged in the electronics and related industries, in a patent infringement lawsuit filed by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") in the U.S. District Court for the District of Arizona. The defendants include manufacturers and suppliers of electronic or semiconductor products or products incorporating semiconductor products. The complaint alleges that the defendants are each infringing certain patents allegedly held by Lemelson and seeks a judgment that the defendants each willfully infringed the patents at issue, an injunction against further infringement, trebled actual damages and attorneys' fees. The Company is in the process of reviewing the claims to determine their validity, and investigating its defenses to the claims, and while no assurances regarding the eventual resolution of this matter can be made at this time, the Company does not believe this matter will have a material adverse effect on the Company's finances or operations.

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

         The Company has been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several offsite locations. Based on the nature of its alleged connections to those sites, the volume and the nature of the alleged contaminants, anticipated cleanup costs, the number of parties participating, any available indemnification rights and the ability of other liable parties to pay their shares, the Company's estimated share in liability (if any) at the offsite facilities is not expected to be material. It is possible that the Company's actual expenditures at those sites may be less or greater than currently anticipated, and that the Company will be named as a potentially responsible party in the future with respect to other sites.

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

4.       DISCONTINUED OPERATIONS

         The accompanying financial statements have been re-stated to conform to discontinued operations treatment for current and historical periods. The results of the Company's electrical product businesses (Motors, Lighting Products and Transformers) are included within discontinued operations.

         On August 2, 1999, the Company sold its Motor business to A.O. Smith for $253 million. The results of the Motor business as well as the Lighting Products and Transformer businesses have been reflected as discontinued operations in the accompanying consolidated financial statements for fiscal year 2000. The Company recorded an after-tax gain of $35 million in the first quarter of fiscal year 2000 based upon the sale of its Motor business. In fiscal 2001, the Company's Lighting Products and Transformer businesses are included in discontinued operations. A portion of the Company's interest expense has been allocated to discontinued operations in accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations." Taxes have been allocated using the same overall rate incurred by the Company in the first quarter of fiscal year 2001.

5.       ACQUISITIONS

         On July 23, 1999, the Company purchased the assets of Electric Motor Systems, Inc. and EMS/Rose Automation Engineering, Inc. (The EMS Group) for cash of approximately $38.3 million. The Company acquired assets of approximately $19.8 million and assumed liabilities of $8.1 million. Costs in excess of net assets acquired approximated $26.6 million and are being amortized over forty years. The EMS Group manufactures and purchases for re-sale, adjustable speed drives. On December 16, 1999 the Company purchased the shares of Mondel ULC, a Nova Scotia unlimited liability company for approximately $10 million. The Company acquired assets of approximately $2.5 million and assumed liabilities of $.3 million. Costs in excess of net assets acquired approximated $7.8 million and are also being amortized over forty years. Mondel ULC manufactures a variety of industrial brakes for the crane and hoist market. Both acquisitions have been accounted for under the purchase method of accounting and, accordingly the purchase price has been allocated to the net assets acquired based upon their estimated fair market values. Both acquisitions were financed from the Company's revolving credit facility.

         The Company has reached a definitive agreement to acquire J-Tec, Inc., a closely held corporation in Greenville, Ohio. J-Tec is a leading power systems integrator serving the domestic telecommunications market with approximate revenues of $25 million. Pending satisfaction of all closing conditions, the transaction is anticipated to be consummated by the end of November.

6.       COMPREHENSIVE INCOME

         During the first quarter of fiscal 2001 and 2000, total comprehensive income was $2,447 and $39,363 respectively.

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

(in thousands, except per share amounts)                                                FISCAL YEAR
                                                                                       -------------
                                                                                      1Q          1Q
                                                                                     2001        2000
                                                                                    -------     -------
BASIC EARNINGS PER SHARE:
    Income from continuing operations                                             $    998     $    434
    Income from discontinued operations                                              1,805        2,527
    Gain on sale of discontinued businesses (net of taxes)                              -        35,047
                                                                                    -------      -------
Net income                                                                        $  2,803     $ 38,008

    Weighted average shares for basic earnings per share                            22,780       29,359

BASIC EARNINGS PER SHARE:
    Income from continuing operations                                             $   0.04     $   0.01
    Income from discontinued operations                                               0.08         0.09
    Gain on sale of discontinued businesses (net of taxes)                              -          1.19
                                                                                    -------      -------

BASIC EARNINGS PER SHARE:                                                         $   0.12     $   1.29
                                                                                    =======      =======

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                             $    998     $    434
    Income from discontinued operations                                              1,805        2,527
    Gain on sale of discontinued businesses (net of taxes)                              -        35,047
                                                                                    -------      -------
Net income                                                                        $  2,803     $ 38,008

Weighted average shares for basic earnings per share                                22,780       29,359
    Effect of dilutive stock options                                                   163          203
                                                                                    -------      -------
    Weighted average shares for diluted earnings per share                          22,943       29,562

DILUTED EARNINGS PER SHARE:
    Income from continuig operations                                              $  0.04      $  0.01
    Income from discontinued operations                                              0.08         0.09
    Gain on sale of discontinued businesses (net of taxes)                             -          1.19
                                                                                    -------      -------

DILUTED EARNINGS PER SHARE:                                                       $  0.12      $  1.29
                                                                                    =======      =======

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. 1999

         NET SALES AND GROSS PROFIT

         MagneTek's net sales for the first quarter of fiscal 2001 were $71.9 million an increase of 1.0% from the first quarter of fiscal 2000 of $71.2 million. Due to the use of a fifty-two, fifty-three week fiscal year, the first quarter of fiscal 2001 contained thirteen weeks versus fourteen weeks in the year earlier period. In addition, reported sales for the Company's European operations were adversely affected by weaker European currency. On a pro forma basis, assuming that the first quarter of fiscal 2000 had contained thirteen weeks and that currency translation rates were constant with the previous year, sales would have increased twelve percent over the first quarter of fiscal 2000.

         The Company's gross profit increased to $16.9 million (23.6% of net sales) in the first quarter of fiscal 2001 from $14.5 million (20.3% of net sales) in the first quarter of fiscal 2000. Improved gross profit results were due to improved mix of product with higher gross margins in the Company's power control products and the positive effect of motion control products associated with the Company's acquisition of the EMS/ESI Group and Mondel ULC made in fiscal 2000.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expense was $13.7 million (19.1% of net sales) in the first quarter of fiscal 2001 compared to $13.0 million (18.3% of net sales) in the first quarter of fiscal 2000. The increase in spending was due to SG&A expense attributable the EMS/ESI Group and Mondel ULC (acquired in fiscal year 2000), not present in prior year spending.

         INTEREST AND OTHER EXPENSE

         Interest expense was $1.1 million in the first quarter of fiscal 2001 compared to $.3 million in the first quarter of fiscal 2000. Increased interest expense primarily reflects increased borrowings due to the acquisition of the EMS/ESI Group, Mondel ULC and the common stock repurchase program. Other non-operating expense of $.5 million in the first quarter of fiscal 2001 was approximately equal to the $.4 million in the first quarter of fiscal 2000.

         NET INCOME

         The Company recorded an after-tax profit from continuing operations of $1.0 million in the first quarter of fiscal 2001 compared to an after-tax profit of $.4 million in the first quarter of fiscal 2000. Results for discontinued operations in the first quarter of 2001 were an after-tax profit of $1.8 million compared to an after-tax profit $2.5 million in fiscal 2000. The first quarter of fiscal 2000 also included a $35.0 million gain on the sale of the Company's motor business. The tax provision for continuing operations in the first quarter of fiscal 2001 was $.6 million (38% effective tax rate) versus $.3 million (38% effective tax rate) in the first quarter of fiscal 2000. The Company expects tax rates used in the first quarter of fiscal 2001 to continue throughout the year.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000 the Company had an agreement with a group of banks to lend up to $200,000 under a revolving loan facility through June 2002. Currently, borrowings under the Bank Loan Agreement bear interest at the bank's prime lending rate or, at the Company's option, the London Interbank Offered Rate plus one and one-half percent. These rates may be reduced or increased based upon the level of certain debt-to-cash flow ratios. As of October 1, 2000, the Company had $124 million of borrowing availability under this facility. During the first quarter of fiscal 2001, the Company repurchased 381,400 common shares for approximately $3.9 million in open market transactions. Through the first quarter of fiscal 2001, the Company has cumulatively repurchased $83 million of common stock approximating nine million common shares.


         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks in the areas of commodity prices, foreign exchange and interest rates. To mitigate the effect of such risks, the Company selectively utilizes specific financial instruments. Company policy clearly prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks since that reported in the Company's Annual Report and 10-K dated June 30, 2000.

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  See Part I, Item 1, Note 3.

ITEM 4.           Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Company was held on November 1, 2000.

         (b) The following named person were elected as directors at such meeting:

                    Andrew G. Galef
                    Thomas G. Boren
                    Dewain K. Cross
                    Paul J. Kofmehl
                    Frederick D. Lawrence
                    Mitchell I. Quain
                    Robert E. Wycoff

         (a) The votes cast for and withheld with respect to each nominee for director are as follows:

         NOMINEE                        FOR                  WITHHELD

         Andrew G. Galef              20,605,874              132,157
         Thomas G. Boren              20,599,752              138,279
         Dewain K. Cross              20,567,343              170,688
         Paul J. Kofmehl              20,597,944              140,087
         Frederick D. Lawrence        20,604,937              133,094
         Mitchell I. Quain            20,303,385              434,646
         Robert E. Wycoff             20,599,573              138,458

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              10.1 Change of Control Agreement dated November 1, 2000 between Timothy Champion and MagneTek, Inc.

              10.2 First Amendment to the 1997 Non-Employee Director Stock Option Plan of MagneTek, Inc. dated as of July 26, 2000.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MAGNETEK, INC.
                                                     (Registrant)



     Date: November 3, 2000                   /s/ DAVID P. REILAND
                                         --------------------------------
                                                 David P. Reiland
                                              Executive Vice President
                                            and Chief Financial Officer
                                         (Duly authorized officer of the
                                             registrant and principal
                                                 financial officer)