Form 10-Q
period 2000-12-31
MAGNETEK INC
filed 2001-02-13
CIK 751085

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2000
                                       OR
[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of February 1, 2001, 22,378,798 shares.

                             2001 MAGNETEK FORM 10-Q

                TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q
          FOR THE FISCAL QUARTER AND SIX MONTHS ENDED DECMEBER 31, 2000

                                 MAGNETEK, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 2000 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 2000 and 1999. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months and six-months ended December 31, 2000 are not necessarily indicative of results which may be experienced for the full fiscal year.


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

ITEM 1
                                 MAGNETEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 and JUNE 30, 2000
                             (amounts in thousands)


ASSETS                                                       DECEMBER 31                    JUNE 30
------                                                       -----------                    -------
                                                             (unaudited)
Current assets:
  Cash                                               $                    814        $                343
  Accounts receivable                                                  66,616                      59,468
  Inventories                                                          54,003                      42,069
  Prepaid expenses and other                                           18,421                      17,887
                                                        ----------------------         -------------------
   Total current assets                                               139,854                     119,767
                                                        ----------------------         -------------------

Property, plant and equipment                                          90,897                      87,962

Less-accumulated depreciation
 and amortization                                                      52,582                      47,825
                                                        ----------------------         -------------------
                                                                       38,315                      40,137
                                                        ----------------------         -------------------

Net assets of discontinued operations                                 124,782                     115,827
Goodwill                                                               83,874                      69,458

Prepaid pension and other assets                                       55,898                      55,484
                                                        ----------------------         -------------------
Total Assets                                         $                442,723        $            400,673
                                                        ======================         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $                 46,436        $             47,973
  Accrued liabilities                                                  33,857                      30,011
  Current portion of long-term debt                                     1,458                       1,732
                                                        ----------------------         -------------------
     Total current liabilities                                         81,751                      79,716
                                                        ----------------------         -------------------

Long-term debt, net of current portion                                107,654                      62,308

Other long-term obligations                                            39,841                      41,539

Deferred income taxes                                                  32,406                      32,904

Commitments and contingencies

Stockholders' equity
   Common stock                                                           221                         231
   Paid in capital in excess of par value                              91,056                     100,399
   Retained earnings                                                  115,378                     108,662
   Accumulated other comprehensive loss                               (25,584)                    (25,086)
                                                        ----------------------         -------------------
   Total stockholders' equity                                         181,071                     184,206
                                                        ----------------------         -------------------
Total Liabilities and
    Stockholders' Equity                             $                442,723        $            400,673
                                                        ======================         ===================


                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           December 31, 2000 and 1999
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                                                     2000                      1999
                                                                                     ----                      ----
Net sales                                                                    $           81,868         $          66,681
Cost of sales                                                                            61,691                    50,275
                                                                                ----------------          ----------------

Gross profit                                                                             20,177                    16,406
Selling, general and administrative                                                      15,040                    14,525
                                                                                ----------------          ----------------

Income from operations                                                                    5,137                     1,881
Interest expense                                                                          1,233                       561
Other expense, net                                                                          524                       425
                                                                                ----------------          ----------------

Income from continuing operations before
  provision for income taxes                                                              3,380                       895
Provision for income taxes                                                                1,290                       339
                                                                                ----------------          ----------------
Income from continuing operations                                                         2,090                       556
Discontinued operations -
    Income from operations (net of taxes)                                                 1,823                     3,539
                                                                                ----------------          ----------------
Net income                                                                   $            3,913         $           4,095
                                                                                ================          ================

EARNINGS PER COMMON SHARE

Basic:
   Income from continuing operations                                         $             0.09         $            0.02
   Income from discontinued operations                                                     0.08                      0.15
                                                                                ----------------          ----------------
Net income                                                                   $             0.17         $            0.17
                                                                                ================          ================

Diluted:
   Income from continuing operations                                         $             0.09         $            0.02
   Income from discontinued operations                                                     0.08                      0.15
                                                                                ----------------          ----------------
Net income                                                                   $             0.17         $            0.17
                                                                                ================          ================


                             See accompanying notes

                                 MAGNETEK, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                            FOR THE SIX MONTHS ENDED
                           December 31, 2000 and 1999
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                                                     2000                      1999
                                                                                     ----                      ----
Net sales                                                                    $          153,738         $         137,853
Cost of sales                                                                           116,615                   106,977
                                                                                ----------------          ----------------

Gross profit                                                                             37,123                    30,876
Selling, general and administrative                                                      28,763                    27,545
                                                                                ----------------          ----------------

Income from operations                                                                    8,360                     3,331
Interest expense                                                                          2,382                       882
Other expense, net                                                                          988                       853
                                                                                ----------------          ----------------

Income from continuing operations before
  provision for income taxes                                                              4,990                     1,596
Provision for income taxes                                                                1,902                       606
                                                                                ----------------          ----------------
Income from continuing operations                                                         3,088                       990
Discontinued operations -
    Income from operations (net of taxes)                                                 3,628                     6,066
    Gain on sale of discontinued businesses
       (net of taxes)                                                                         -                    35,047
                                                                                ----------------          ----------------
Net income                                                                   $            6,716         $          42,103
                                                                                ================          ================

EARNINGS PER COMMON SHARE

Basic:
   Income from continuing operations                                         $             0.14         $            0.04
   Income from discontinued operations                                                     0.16                      0.23
   Gain on sale of discontinued businesses
       (net of taxes)                                                                         -                      1.31
                                                                                ----------------          ----------------
Net income                                                                   $             0.30         $            1.58
                                                                                ================          ================

Diluted:
   Income from continuing operations                                         $             0.13         $            0.04
   Income from discontinued operations                                                     0.16                      0.22
   Gain on sale of discontinued businesses
       (net of taxes)                                                                         -                      1.31
                                                                                ----------------          ----------------
Net income                                                                   $             0.29         $            1.57
                                                                                ================          ================


                             See accompanying notes

                                 MAGNETEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           December 31, 2000 and 1999
                  (amounts in thousands except per share data)
                                   (unaudited)


                                                                                             2000                 1999
Cash flows from operating activities:
Income from continuing operations                                                       $          3,088      $          990
Adjustments to reconcile income to net cash used in
  operating activities:
     Depreciation and amortization                                                                 7,193               7,345
     Changes in operating assets and liabilities
      of continuing operations                                                                   (14,193)            (27,571)
                                                                                          ---------------        ------------

Total adjustments                                                                                 (7,000)            (20,226)
                                                                                          ---------------        ------------
Net cash used in operating activities                                                             (3,912)            (19,236)
                                                                                          ---------------        ------------

Cash flows from investing activities:
  Proceeds from sale of discontinued businesses and other assets                                       -             255,352
  Purchase of and investment in companies, net of cash acquired                                  (21,471)            (48,245)
  Capital expenditures                                                                            (4,538)             (4,969)
                                                                                          ---------------        ------------
Net cash provided by (used in) investing activities                                              (26,009)            202,138
                                                                                          ---------------        ------------

Cash flow from financing activities:
  Borrowings under bank and other long-term obligations                                           45,072                   -
  Proceeds from issuance of common stock                                                             747               1,665
  Stock repurchases                                                                              (10,100)            (59,849)
  Repayment of bank and other long term obligations                                                    -            (109,635)
  Increase in deferred financing costs                                                                 -                (467)
                                                                                          ---------------        ------------
Net cash provided by (used in) financing activities                                               35,719            (168,286)
                                                                                          ---------------        ------------
Net cash provided by continuing operations                                                         5,798              14,616
                                                                                          ---------------        ------------

Cash flow from discontinued operations:
  Income from discontinued operations                                                              3,628               6,066

Adjustments to reconcile income to net cash provided by discontinued operations:
   Depreciation and amortization                                                                   5,223               6,454
   Changes in operating assets and liabilities
    of discontinued operations, including fees and
    expenses of disposal                                                                          (9,181)            (27,037)
   Capital expenditures                                                                           (4,997)             (4,219)
                                                                                          ---------------        ------------
Net cash used in discontinued operations                                                          (5,327)            (18,736)
                                                                                          ---------------        ------------

Net increase (decrease) in cash                                                                      471              (4,120)
Cash at the beginning of the period                                                                  343               5,890
                                                                                          ---------------        ------------

Cash at the end of the period                                                           $            814      $        1,770
                                                                                          ===============        ============

                             See accompanying notes

                                 MAGNETEK, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (amounts in thousands)
                                   (unaudited)


                                                                       2000                    1999
                                                                       ----                    ----
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Interest                                                  $           3,059        $          3,757
     Income taxes                                              $             (98)       $          4,828


                             See accompanying notes

                                 MAGNETEK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                      (All dollar amounts are in thousands)
                                   (unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL PERIOD - The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and six month periods ended December 31, 2000 contained thirteen weeks and twenty-six respectively. The comparable periods in 1999 contained thirteen weeks and twenty-seven weeks.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of MagneTek, Inc. and its subsidiaries (the Company). All significant inter-company accounts and transactions have been eliminated.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

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

         The Company's commodity and foreign currency derivative instruments meet the requirement of cash flow hedges and therefore changes in the fair market value of the hedges are included within other comprehensive income until the hedged item is recognized in earnings. Earnings recognition from these transactions is recorded in cost of sales when the hedge transaction affects earnings. Previous to the adoption of SFAS 133, gains and losses were deferred until the contract settlement. The adoption of Statement No. 133 on July 1, 2000 resulted in the recognition of $654 in other comprehensive income for the first six months of fiscal 2001. The estimated net gain to be recognized over the next twelve months in relation to copper and peso contracts is projected to approximate that same level as recorded in other comprehensive income in the first six months of fiscal 2001. Hedging activities related to copper and peso contracts are specific to discontinued operations and activity in this area will terminate when these operations are divested.

2.       INVENTORIES

         Inventories at December 31, 2000 and June 30, 2000 consist of the following:


                                                   DECEMBER 31               JUNE 30
                                                   -----------               -------
          Raw materials and stock parts               $ 26,957              $ 23,729
          Work-in-process                               12,637                 8,057
          Finished goods                                14,409                10,283
                                                        ------                ------
                                                      $ 54,003              $ 42,069
                                                        ======                ======

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

         On August 2, 1999, the Company sold its Motor business to A.O. Smith for $253 million. The results of the Motor business as well as the Lighting Products and Transformer businesses have been reflected as discontinued operations in the accompanying consolidated financial statements. The Company recorded an after-tax gain of $35 million in the first quarter of fiscal year 2000 based upon the sale of its Motor business. A portion of the Company's interest expense has been allocated to discontinued operations in accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations." Taxes have been allocated using the same overall rate incurred by the Company in the first six months of fiscal year 2001.

5.       ACQUISITIONS/DIVESTITURES

         On July 23, 1999, the Company purchased the assets of Electric Motor Systems, Inc. and EMS/Rosa Automation Engineering, Inc. (The EMS Group) for cash of approximately $38.3 million. The Company acquired assets of approximately $19.8 million and assumed liabilities of $8.1 million. Costs in excess of net assets acquired approximated $26.6 million and are being amortized over forty years. The EMS Group manufactures and purchases for re-sale, adjustable speed drives. On December 16, 1999 the Company purchased the shares of Mondel ULC, a Nova Scotia unlimited liability company for approximately $10 million. The Company acquired assets of approximately $2.5 million and assumed liabilities of $.3 million. Costs in excess of net assets acquired approximated $7.8 million and are also being amortized over forty years. Mondel ULC manufactures a variety of industrial brakes for the crane and hoist market.

         Operating results of the EMS Group and Mondel ULC are included in the Company's consolidated results effective as of the acquisition dates. Pro forma results of the operations, as if the acquisitions had occurred at the beginning of the period presented, would not differ materially from historical results as reported.

         On November 13, 2000, the Company purchased shares of J-Tec, Inc. for approximately $24 million. The Company acquired assets of approximately $13.1 million (including cash balances approximating $2.9 million) and assumed liabilities of $4.6 million. Costs in excess of net assets acquired approximated $15.5 million and are being amortized over 40 years. The J-Tec, Inc. acquisition is subject to post closing adjustments based upon the change in net assets acquired at closing versus a contractually agreed upon level of transferred net assets. J-Tec, Inc. is a power systems integrator serving the domestic telecommunications industry.

         Pro forma results of operations assuming that J-Tec had been purchased at the beginning of the fiscal year are as follows:


                                                                                    Pro Forma
                                                                           Six Months Ending December 31
                                                                           --------------------------------
                                                                               2000                   1999
                                                                               ----                   ----
          Net sales                                                       $ 167,058              $ 146,803
          Income from continuing operations
            Before provision for income taxes                                 8,277                  1,148
          Provision for income taxes                                          3,151                    436
                                                                             ------                 ------
          Income from continuing operations                               $   5,126              $     712
                                                                             ======                  =====

          EARNINGS PER COMMON SHARE
          Basic:
            Income from continuing operations                             $    0.23              $    0.03
          Diluted:
            Income from continuing operations                             $    0.22              $    0.03

         Each of the acquisitions have been accounted for under the purchase method of accounting and, accordingly the purchase price has been allocated to the net assets acquired based upon their estimated fair values. All of the acquisitions were financed from the Company's revolving credit facility.

         On January 29, 2001, the Company sold its Drive's Products Group to Yaskawa Electric of America for approximately $27.6 million in cash, subject to post closing adjustments. The Drives Products Group was part of the Company's Drives and Industrial Controls Division and was responsible for the business of manufacturing, assembling, marketing, selling, servicing and repairing Yaskawa general purpose AC drives and related products. Proceeds from the sale will be used for debt repayment and future acquisitions.

         The following unaudited pro forma condensed consolidated statements of income for the fiscal year ended June 30, 2000 and the six months ended December 31, 2000, give effect to the divestiture of Drives Product's, as if such transaction had been completed as of July 1, 1999.

         The following unaudited pro forma condensed consolidated balance sheet as of December 31, 2000 gives effect to the divestiture of Drives Product's by MagneTek, Inc. as if the transaction had been completed as of December 31, 2000.

         The pro forma condensed consolidated financial information presented herein does not purport to represent what the Company's results of operations or financial position would have been had such transaction, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of MagneTek, Inc. included in its Annual Report on Form 10-K for the year ended June 30, 2000 and the unaudited condensed consolidated financial statements of MagneTek, Inc., included in this Quarterly Report on Form 10-Q for the period ended December 31, 2000.

                                 MAGNETEK, INC.
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 2000
                  (amounts in thousands, except per share data)


                                                                                            Divestitures       MagneTek, Inc.
                                                    MagneTek,            Drives              Pro Forma            Pro Forma
                                                      Inc.              Products            Adjustments         Consolidated
                                                      ----              --------            -----------         ------------
Net sales                                      $          293,575  $          (81,162)   $                  $       212,413
Cost of sales                                             230,366             (64,958)                              165,408
                                                ------------------  ------------------    ------------       ---------------

Gross profit                                               63,209             (16,204)              0                47,005
Selling, general and administrative                        56,369             (17,120)                               39,249
                                                ------------------  ------------------    ------------       ---------------

Income from operations                                      6,840                 916               0                 7,756
Interest expense                                            2,907                   0          (1,060)(a)             1,847
Other expense, net                                          1,851                (213)                                1,638
                                                ------------------  ------------------    ------------       ---------------

Income from continuing operations before
   provision for income taxes                               2,082               1,129           1,060                 4,271
Provision for income taxes                                    800                                 823(b)              1,623
                                                ------------------  ------------------    ------------       ---------------
Income from continuing operations              $            1,282  $            1,129    $        237       $         2,648
                                                ==================  ==================    ============       ===============

EARNINGS PER COMMON SHARE

Basic:
   Income from continuing operations           $             0.05                                           $          0.11

Diluted:
   Income from continuing operations           $             0.05                                           $          0.11


Notes:

(a) Reflects estimate of reduced interest expense allocated to continuing operations from the reduction of debt using sale proceeds of $27.6 million at 8%.
(b)      Reflects pro forma taxes at MagneTek's 38% rate.

                                 MAGNETEK, INC.
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDED
                                DECEMBER 31, 2000
                  (amounts in thousands except per share data)


                                                                                     Divestiture
                                                   MagneTek,          Drives           Pro Forma            Pro Forma
                                                      Inc.           Products         Adjustments          Consolidated
                                                      ----           --------         -----------          ------------
Net sales                                       $       153,738  $      (40,073) $                         $   113,665
Cost of sales                                           116,615         (31,141)                                85,474
                                                 ---------------  --------------  ------------------        -----------

Gross profit                                             37,123          (8,932)                  0             28,191
Selling, general and administrative                      28,763          (7,219)                                21,544
                                                 ---------------  --------------  ------------------        -----------

Income from operations                                    8,360          (1,713)                  0              6,647
Interest expense                                          2,382                                (552)(a)          1,830
Other expense, net                                          988            (117)                                   871
                                                 ---------------  --------------  ------------------        -----------

Income from continuing operations before
   provision for income taxes                             4,990          (1,596)                552              3,946
Provision for income taxes                                1,902                                (402)(b)          1,500
Income from continuing operations               $         3,088  $       (1,596) $              954        $     2,446
                                                 ===============  ==============  ==================        ===========

EARNINGS PER COMMON SHARE

Basic:
   Income from continuing operations            $          0.14                                            $      0.11

Diluted:
   Income from continuing operations            $          0.13                                            $      0.10


Notes:

(a) Reflects estimate of reduced interest expense allocated to continuing operations from the reduction of debt using sale proceeds of $27.6 million at 8% for six months.
(b)      Reflects pro forma taxes at MagneTek's 38% rate.

                                 MAGNETEK, INC.
                      PRO FORMA CONSOLIDATED BALANCE SHEETS
                         PERIOD ENDED DECEMBER 31, 2000

                                                                   (a)            Divestiture            MagneTek, Inc.
ASSETS                                          MagneTek,         Drives           Pro Forma               Pro Forma
                                                   Inc.          Products         Adjustments            Consolidated
                                                   ----          --------         -----------            ------------
Current assets:
  Cash                                     $             814 $            13 $                       $                 827
  Accounts receivable                                 66,616         (13,905)                                       52,711
  Inventories                                         54,003          (6,125)                                       47,878
  Prepaid expenses and other                          18,421            (148)                                       18,273
                                              ---------------  --------------  ------------------    ----------------------
   Total current assets                              139,854         (20,165)                                      119,689
                                              ---------------  --------------  ------------------    ----------------------

Property, plant and equipment                         90,897          (6,168)                                       84,729

Less-accumulated depreciation
 and amortization                                     52,582          (3,200)                                       49,382
                                              ---------------  --------------  ------------------    ----------------------
                                                      38,315          (2,968)                                       35,347
                                              ---------------  --------------  ------------------    ----------------------

Net assets of discontinued operations                124,782                                                       124,782
Goodwill                                              83,874          (8,722)                                       75,152

Prepaid pension and other assets                      55,898          (3,500)                                       52,398
                                              ---------------  --------------  ------------------    ----------------------
Total Assets                               $         442,723 $       (35,355)$                       $             407,368
                                              ===============  ==============  ==================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $          46,436 $        (6,019)$                       $              40,417
  Accrued liabilities                                 33,857          (1,829)                 19(c)                 32,047
  Current portion of long-term debt                    1,458                                                         1,458
                                              ---------------  --------------  ------------------    ----------------------
     Total current liabilities                        81,751          (7,848)                 19                    73,922
                                              ---------------  --------------  ------------------    ----------------------

Long-term debt, net of current portion               107,654                             (27,558)(b)                80,096

Other long-term obligations                           39,841                                                        39,841

Deferred income taxes                                 32,406                                                        32,406

Commitments and contingencies

Stockholders' equity
   Common stock                                          221                                                           221
   Paid in capital in excess of par value             91,056                                                        91,056
   Retained earnings                                 115,378                                  32(c)                115,410
   Accumulated other comprehensive loss              (25,584)                                                      (25,584)
                                              ---------------  --------------  ------------------    ----------------------
   Total stockholders' equity                        181,071               0                  32                   181,103
                                              ---------------  --------------  ------------------    ----------------------

Total Liabilities and
    Stockholders' Equity                   $         442,723 $        (7,848)$           (27,507)    $             407,368
                                              ===============  ==============  ==================    ======================

Notes:

(a) Reflects pro forma asset and liability accounts subject to sale as of December 31, 2000.
(b)      Reflects estimated proceeds from sale to the retirement of debt.
(c) Reflects application of the pro forma gain on sale and tax liability as if the sale would have occurred on December 31, 2000.

6.       COMPREHENSIVE INCOME

         During the second quarter of fiscal 2001 and 2000, total comprehensive income was $3,771 and $1,313 respectively. For the first six months of fiscal 2001 and 2000, comprehensive income was $6,218 and $40,676 respectively.

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

         (in thousands, except per share amounts)


                                                                          Fiscal Year                    Fiscal Year
                                                                   --------------------------      ---------------------------
                                                                      2Q             2Q              2Q YTD         2Q YTD
                                                                     2001           2000              2001           2000
                                                                   ----------    ------------      ------------   ------------
BASIC EARNINGS PER SHARE:
    Income from continuing operations                          $       2,090 $           556    $        3,088 $          990
    Income from  discontinued operations                               1,823           3,539             3,628          6,066
    Gain on sale of discontinued businesses (net of taxes)                 -               -                 -         35,047
                                                                   ----------    ------------      ------------   ------------
Net income                                                     $       3,913 $         4,095    $        6,716 $       42,103

    Weighted average shares for basic earnings per share              22,356          24,036            22,578         26,698

BASIC EARNINGS PER SHARE:
    Income from continuing operations                          $        0.09 $          0.02    $         0.14 $         0.04
    Income from discontinued operations                                 0.08            0.15              0.16           0.23
    Gain on sale of discontinued businesses (net of taxes)                 -               -                 -           1.31
                                                                   ----------    ------------      ------------   ------------

BASIC EARNINGS PER SHARE                                       $        0.17 $          0.17    $         0.30 $         1.58
                                                                   ==========    ============      ============   ============

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                          $       2,090 $           556    $        3,088 $          990
    Income from discontinued operations                                1,823           3,539             3,628          6,066
    Gain on sale of discontinued businesses (net of taxes)                 -               -                 -         35,047
                                                                   ----------    ------------      ------------   ------------
Net income                                                     $       3,913 $         4,095    $        6,716 $       42,103

Weighted average shares for basic earnings per share                  22,356          24,036            22,578         26,698
    Effect of dilutive stock options                                     575               3               408             54
                                                                   ----------    ------------      ------------   ------------
    Weighted average shares for diluted earnings per share            22,931          24,039            22,986         26,752

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                          $        0.09 $          0.02    $         0.13 $         0.04
    Income from discontinued operations                                 0.08            0.15              0.16           0.22
    Gain on sale of discontinued businesses (net of taxes)                 -               -                 -           1.31
                                                                   ----------    ------------      ------------   ------------

DILUTED EARNINGS PER SHARE                                     $        0.17 $          0.17    $         0.29 $         1.57
                                                                   ==========    ============      ============   ============

ITEM 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         THREE MONTHS ENDED DECEMBER 31, 2000 VS. 1999

         NET SALES AND GROSS PROFIT

         MagneTek's net sales for the second quarter of fiscal 2001 were $81.9 million an increase of 22.8% from the second quarter of fiscal 2000 of $66.7 million. Revenues in fiscal 2001 include the impact of the acquisition of J-Tec, Inc. that accounted for approximately $4 million of shipments in the quarter and incremental sales of $1.2 million from the Mondel ULC acquisition completed in the middle of December 1999. Excluding the effect of the acquisitions, overall sales increased approximately 15.0% from the previous years level. Foreign sales increased by 2.5% but were adversely impacted by currency translation in the quarter.

         The Company's gross profit increased to $20.2 million (24.6% of net sales) in the second quarter of fiscal 2001 from $16.4 million (24.6% of net sales) in the second quarter of fiscal 2000. Results in the second quarter of fiscal 2000 included a one-time favorable adjustment associated with employee benefits plans that improved gross margin performance by approximately 1.2 percentage points in the prior year period. Gross margin increased in both foreign and domestic operations in the second quarter of fiscal 2001 and benefited from incremental sales into higher margin telecommunication niches.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expense was $15.0 million (18.4% of net sales) in the second quarter of fiscal 2001 compared to $14.5 million (21.7% of net sales) in the second quarter of fiscal 2000. The acquisition of J-Tec, Inc. which occurred during the middle of the second quarter in fiscal 2001 and the impact of the Mondel ULC purchase (acquired December 16, 1999) accounted for $.4 million of the increase. The balance of the increase in expense is attributable to variable costs associated with higher levels of revenues versus the prior year period, offset by previously enacted cost reductions.

         INTEREST AND OTHER EXPENSE

         Interest expense was $1.2 million in the second quarter of fiscal 2001 compared to $.6 million in the second quarter of fiscal 2000. Higher interest expense primarily reflects increased borrowings due to the common stock repurchase program and the acquisition of J-Tec, Inc. Other expense of $.5 million in the second quarter of fiscal 2001 was approximately equal to the $.4 million in the second quarter of fiscal 2000.

         NET INCOME

         The Company recorded an after-tax profit from continuing operations of $2.1 million in the second quarter of fiscal 2001 compared to an after-tax profit of $.6 million in the second quarter of fiscal 2000. Results for discontinued operations in the second quarter of fiscal 2001 were an after-tax profit of $1.8 million compared to an after-tax profit of $3.5 million in the second quarter of fiscal 2000. The tax provision for continuing operations was $1.3 million (38% effective tax rate) in the second quarter of fiscal 2001 versus $.3 million (38% effective tax rate) in the second quarter of fiscal 2000.

         The Company expects the tax rates used in the second quarter of fiscal 2001 to continue throughout the year.

RESULTS OF OPERATIONS:

         SIX MONTHS ENDED DECEMBER 31, 2000 VS. 1999

         NET SALES AND GROSS PROFIT

         Net sales for MagneTek for the first six months of fiscal 2001 were $153.8 million, an 11.5% increase from the $137.9 million for the first six months of fiscal 2000. Revenues in the first six months of fiscal 2001 include the impact of the acquisitions of J-Tec, Inc. that accounted for approximately $4.0 million in sales and incremental sales of $2.6 million from Mondel ULC which was acquired in the middle of December 1999. Excluding the effect of acquisitions, sales increased approximately 6.7% from the prior year levels.

         Gross profit increased to $37.1 million (24.2% of net sales) in the first six months of fiscal 2001 compared to $30.9 million (22.4% of net sales) in the first six months of fiscal 2000. Increased gross profit levels reflect the higher sales volume and a continued improvement in the mix of product. Gross profits were also favorably impacted by new products developed and acquired for specific market niches with higher value-added content.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (SG&A) expense was $28.8 million (18.7% of net sales) in the first six months of fiscal 2001 versus $27.5 million (20% of net sales) in the first six months of fiscal 2000. Cost levels increased over the prior year due to the impact of SG&A expense attributable to acquisitions and variable marketing/sales costs associated with higher revenue levels compared to the prior year. SG&A expenses decreased as a percent of sales due to previously enacted cost reductions.

         INTEREST AND OTHER EXPENSE

         Interest expense was $2.4 million in the first six months of fiscal 2001 compared to $.9 million in the first six months of fiscal 2000. The increase in interest expense reflects increased debt levels associated with the stock repurchase program, the acquisition of J-Tec, Inc. and higher levels of working capital associated with discontinued operations. Other expense of $1.0 million in the first six months of fiscal 2001 is approximately the same level as the $.9 million in the first six months of fiscal 2000.

         NET INCOME

         The Company recorded an after-tax profit from continuing operations of $3.1 million in the first six months of fiscal 2001 compared to an after-tax profit of $1.0 million in the first six months of fiscal 2000. Results for discontinued operations in the first six months of fiscal 2001 were an after-tax profit of $3.6 million versus an after-tax profit of $6.1 million in the first six months of fiscal 2000. Results from discontinued operations declined compared to the prior year due primarily to reduced sales volumes in Lighting products and gross profit deterioration in both trade magnetics and converter products. Interest expense also increased. Results for discontinued operations in the first six months of fiscal 2000 also include a $35.0 million gain on the sale of the Company's motor business. The tax provision for continuing operations in the first six months of fiscal 2001 was $1.9 million (38% effective tax rate) versus $.6 million (38% effective tax rate) in the first six months of fiscal 2000. The Company expects the tax rate used in the first six months of fiscal 2001 to continue throughout the year.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 the Company had an agreement with a group of banks to lend up to $200 million under a revolving loan facility through June 2002. Currently, borrowings under the Bank Loan Agreement bear interest at the bank's prime lending rate or, at the Company's option, the London Interbank Offered Rate plus one and one-half percent. These rates may be reduced or increased based upon the level of certain debt-to-cash flow ratios. As of December 31, 2000, the Company had $90.3 million of borrowing availability under this facility. During the first six months of fiscal 2001, the Company repurchased 893,300 common shares for approximately $10.1 million in open market transactions. From August 1998 through the second quarter of fiscal 2001, the Company has cumulatively repurchased $89 million of common stock approximating
         9.6 million common shares.

         With the completion of the sale of the Company's Drive's Product division of its Drives and System group to Yaskawa Electric, proceeds from the sale will be used to repay outstanding debt under the Bank Loan Agreement. The repayment of debt with sale proceeds from the sale will require the revolving loan facility to be reduced from its current level of $200 million to $175 million.

         Upon sale of the remaining discontinued operations, the Company expects to fully repay all outstanding borrowings under this facility.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Change of Control Agreement dated November 1, 2000 between Tina McKnight and MagneTek, Inc.

                  2.1 Asset Purchase Agreement dated as of January 29, 2001 by and among the Registrant, MagneTek, Inc. and Yaskawa Electric of America.

         (b)      Reports on Form 8-K

                  Form 8K dated November 13, 2000, reported under Item 2, the acquisition of J-Tec.

                  Form 8K/A dated January 29, 2001, reported under Item 7, the required Financial Statements and Pro Forma Financial Information for the acquisition of J-Tec, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MAGNETEK, INC.
                                                       (Registrant)



     Date: February 2, 2001                         /s/ DAVID P. REILAND
                                               ------------------------------
                                                      David P. Reiland
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                               (Duly authorized officer of the
                                                  registrant and principal
                                                     financial officer)

February 2, 2001



New York Stock Exchange
20 Broad Street
New York, New York 10005
Attn:  Ms. Lorraine Holowka

Re.:  MagneTek, Inc. - Form 10-Q

Dear Ms. Holowka:

Enclosed for filing by MagneTek, Inc. (the "Company") is one copy of the Company's report on Form 10-Q for the quarter ended December 31, 2000.

If you should have any questions or comments, please do not hesitate to call me.

Very truly yours,




David P. Reiland
Executive Vice President
and Chief Financial Officer

DPR/lu