Form 10-Q
period 2001-03-31
MAGNETEK INC
filed 2001-05-14
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-10233

MAGNETEK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3917584 (I.R.S. Employer Identification Number)

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

    The number of shares outstanding of Registrant's Common Stock, as of May 3, 2001, 22,668,956 shares.

2001 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q
FOR THE FISCAL QUARTER AND NINE MONTHS ENDED MARCH 31, 2001

MAGNETEK, INC.

Part I. Financial Information
Item 1. Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	14
Part II. Other Information
Item 1. Legal Proceedings	17
Item 6. Reports on Form 8-K	17

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

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 2001 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 2001 and 2000. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. Results for the three-months and nine-months ended March 31, 2001 are not necessarily indicative of results which may be experienced for the full fiscal year.

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

ITEM 1

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 and JUNE 30, 2000
(amounts in thousands)

	March 31	June 30
	(unaudited)
ASSETS
Current assets:
Cash	$708	$343
Accounts receivable	57,554	59,468
Inventories	49,633	42,069
Prepaid expenses and other	18,879	17,887

Total current assets	126,774	119,767

Property, plant and equipment	81,751	87,962
Less-accumulated depreciation and amortization	48,277	47,825

	33,474	40,137

Net assets of discontinued operations	124,005	115,827
Goodwill	89,603	69,458
Prepaid pension and other assets	56,386	55,484

Total Assets	$430,242	$400,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,935	$47,973
Accrued liabilities	31,695	30,011
Current portion of long-term debt	1,535	1,732

Total current liabilities	73,165	79,716

Long-term debt, net of current portion	97,214	62,308
Other long-term obligations	38,725	41,539
Deferred income taxes	32,264	32,904
Commitments and contingencies
Stockholders' equity
Common stock	227	231
Paid in capital in excess of par value	97,763	100,399
Retained earnings	117,569	108,662
Accumulated other comprehensive loss	(26,685)	(25,086)

Total stockholders' equity	188,874	184,206

Total Liabilities and Stockholders' Equity	$430,242	$400,673

See accompanying notes

ITEM 1 (Continued)

MAGNETEK, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2001 and 2000
(amounts in thousands except per share data)
(unaudited)

	2001	2000
Net sales	$78,956	$78,260
Cost of sales	57,702	60,994

Gross profit	21,254	17,266
Selling, general and administrative	14,176	13,855

Income from operations	7,078	3,411
Interest expense	1,199	919
Other expense, net	582	469

Income from continuing operations before provision for income taxes	5,297	2,023
Provision for income taxes	2,015	769

Income from continuing operations	3,282	1,254
Discontinued operations —
Income (loss) from operations (net of taxes)	(1,091)	2,410

Net income	$2,191	$3,664

Earnings per common share
Basic:
Income from continuing operations	$0.15	$0.05
Income (loss) from discontinued operations	(0.05)	0.11

Net income	$0.10	$0.16

Diluted:
Income from continuing operations	$0.14	$0.05
Income (loss) from discontinued operations	(0.04)	0.11

Net income	$0.10	$0.16

See accompanying notes

ITEM 1 (Continued)

MAGNETEK, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE NINE MONTHS ENDED
March 31, 2001 and 2000
(amounts in thousands except per share data)
(unaudited)

	2001	2000
Net sales	$232,694	$216,113
Cost of sales	174,317	167,971

Gross profit	58,377	48,142
Selling, general and administrative	42,939	41,400

Income from operations	15,438	6,742
Interest expense	3,581	1,801
Other expense, net	1,570	1,322

Income from continuing operations before provision for income taxes	10,287	3,619
Provision for income taxes	3,917	1,375

Income from continuing operations	6,370	2,244
Discontinued operations —
Income from operations (net of taxes)	2,537	8,476
Gain on sale of discontinued businesses (net of taxes)	—	35,047

Net income	$8,907	$45,767

Earnings per common share
Basic:
Income from continuing operations	$0.29	$0.09
Income from discontinued operations	0.11	0.33
Gain on sale of discontinued businesses (net of taxes)	—	1.37

Net income	$0.40	$1.79

Diluted:
Income from continuing operations	$0.28	$0.09
Income from discontinued operations	0.11	0.33
Gain on sale of discontinued businesses (net of taxes)	—	1.37

Net income	$0.39	$1.79

See accompanying notes

MAGNETEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
March 31, 2001 and 2000
(amounts in thousands except per share data)
(unaudited)

	2001	2000
Cash flows from operating activities:
Income from continuing operations	$6,370	$2,244
Adjustments to reconcile income to net cash used in operating activities:
Depreciation and amortization	10,177	10,564
Changes in operating assets and liabilities of continuing operations	(25,137)	(22,628)

Total adjustments	(14,960)	(12,064)

Net cash used in operating activities	(8,590)	(9,820)

Cash flows from investing activities:
Proceeds from sale of discontinued businesses and other assets	28,428	255,352
Purchase of and investment in companies, net of cash acquired	(33,071)	(48,245)
Capital expenditures	(6,166)	(7,169)

Net cash provided by (used in) investing activities	(10,809)	199,938

Cash flow from financing activities:
Borrowings under bank and other long-term obligations	34,709	—
Proceeds from issuance of common stock	925	1,732
Stock repurchases	(10,229)	(60,298)
Repayment of bank and other long term obligations	—	(113,256)
Increase in deferred financing costs	—	(467)

Net cash provided by (used in) financing activities	25,405	(172,289)

Net cash provided by continuing operations	6,006	17,829

Cash flow from discontinued operations:
Income from discontinued operations	2,537	8,476
Adjustments to reconcile income to net cash provided by discontinued operations:
Depreciation and amortization	7,903	8,774
Changes in operating assets and liabilities of discontinued operations, including fees and expenses of disposal	(8,226)	(33,322)
Capital expenditures	(7,855)	(6,337)

Net cash used in discontinued operations	(5,641)	(22,409)

Net increase (decrease) in cash	365	(4,580)
Cash at the beginning of the period	343	5,890

Cash at the end of the period	$708	$1,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,966	$5,560
Income taxes	$43	$5,587

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(All dollar amounts are in thousands)
(unaudited)

1. Summary of significant accounting policies

    Fiscal period—The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and nine-month periods ended March 31, 2001 contained thirteen weeks and thirty-nine weeks respectively. The comparable periods in 2000 contained thirteen weeks and forty weeks.

    Principles of consolidation—The consolidated financial statements include the accounts of MagneTek, Inc. and its subsidiaries (the Company). All significant inter-company accounts and transactions have been eliminated.

    Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

    Commodity Derivative Instruments—The Company utilizes derivative financial instruments to reduce market fluctuations in commodity (copper wire) and foreign currency (peso related labor costs) exposures specific to businesses included as discontinued operations. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. The contract terms of these derivatives are within one year and settlement of positions are typically completed through a financial settlement and not through the physical receipt of the commodity or the currency. The Company's policy prohibits the use of derivative financial instruments for speculative or trading purposes.

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

    The Company's commodity and foreign currency derivative instruments meet the requirement of cash flow hedges and therefore changes in the fair market value of the hedges are included within other comprehensive income until the hedged item is recognized in earnings. Earnings recognition from these transactions is recorded in cost of sales when the hedge transaction affects earnings. Previous to the adoption of SFAS 133, gains and losses were deferred until the contract settlement. The adoption of Statement No. 133 on July 1, 2000 resulted in the recognition of $432 in other comprehensive income for the first nine months of fiscal 2001. Hedging activities related to copper and peso contracts will be terminated with the divestiture of the Lighting Products Group.

2. Inventories

    Inventories at March 31, 2001 and June 30, 2000 consist of the following:

	March 31	June 30
Raw materials and stock parts	$23,615	$23,729
Work-in-process	11,412	8,057
Finished goods	14,606	10,283

	$49,633	$42,069

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

    In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging the Company is infringing seven of his patents pertaining to electronic ballast technology. The plaintiff seeks an unspecified amount of damages and an injunction to preclude the Company from making, using or selling those products allegedly infringing his patents. The Company denies that it has infringed, or is infringing, the patents at issue, and filed a counterclaim seeking judicial declaration that it is not infringing (and has not infringed) the patents and that the patents are invalid. The Company will continue to vigorously defend this lawsuit and while it cannot predict the outcome of the proceedings, the Company does not believe that the financial impact of such litigation will be material.

    The Company was named as a defendant, along with 90 other companies engaged in the electronics and related industries, in a patent infringement lawsuit filed by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") in the U.S. District Court for the District of Arizona. The defendants include manufacturers and suppliers of electronic or semiconductor products or products incorporating semiconductor products. The Plaintiff alleges that the defendants are each infringing certain patents allegedly held by Plaintiff and seeks a judgment that the defendants each willfully infringed the patents at issue, an injunction against further infringement, trebled actual damages and attorneys' fees. The Company is in the process of reviewing the claims to determine their validity, and investigating its defenses to the claims, as well as exploring other options for resolving this matter. Although no assurances regarding the eventual resolution of this matter can be made, the Company does not believe this matter will have a material adverse effect on the Company's finances or operations.

    In March 2001, the Company was named as the defendant in a lawsuit filed by VLT, Inc. and Vicor Corporation in the United States District Court of Massachusetts. Plaintiffs allege that the Company is infringing a reissue patent owned by VLT and assigned and licensed to Vicor. Plaintiffs seek a judgment that the Company willfully infringed the patent, an injunction against further infringement and unspecified damages, as well as attorney's fees. The Company denies that it has or is infringing any valid patent owned by Plaintiffs and has filed a response, alleging various affirmative defenses. Although the Company cannot predict the outcome of this litigation, it does not believe that the lawsuit will have a material adverse effect on the Company's finances or operations.

    The Company has from time to time discovered contamination by hazardous substances at certain of its facilities and has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several offsite locations. In response, the Company conducts remediation activities to bring its facilities into compliance with applicable laws and regulations. Remediation activities for fiscal 2000 were not material and are not expected to be material for fiscal 2001. With respect to offsite cleanup costs, the nature of the Company's alleged connection to contaminated offsite locations, the volume and nature of the contamination, the anticipated cleanup costs, the number of potentially responsible parties and their ability to participate, and the availability of indemnification rights against third parties, all impact the Company's estimated share of liability. While the Company's exposure for cleanup costs is not expected to be material, its expenditures may be less or greater than anticipated due to the above factors.

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

    On August 2, 1999, the Company sold its Motor business to A.O. Smith for $253 million. The results of the Motor business as well as the Lighting Products and Transformer businesses have been reflected as discontinued operations in the accompanying consolidated financial statements. The Company recorded an after-tax gain of $35 million in the first quarter of fiscal year 2000 based upon the sale of its Motor business. A portion of the Company's interest expense has been allocated to discontinued operations in accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations." Taxes have been allocated using the same overall rate incurred by the Company in the first nine months of fiscal year 2001.

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

    On November 13, 2000, the Company purchased shares of J-Tec, Inc. for approximately $24 million. The Company acquired assets of approximately $13.1 million (including cash balances approximating $2.9 million) and assumed liabilities of $4.6 million. Post closing adjustments were completed in the third quarter of fiscal 2001 based upon the change in net assets acquired at closing versus a contractually agreed upon level of transferred net assets. Subsequent to post closing adjustments, costs in excess of net assets acquired approximated $19.2 million and are being amortized over 40 years. J-Tec, Inc. is a power systems integrator serving the domestic telecommunications industry.

    On March 2, 2001, the Company acquired ADS Power Resource, Inc., for approximately $7.2 million in cash, 597,691 shares of the Company's stock and $1.6 million in additional cash relating to conversion of stock options relating to ADS Power Resource, Inc. The Company acquired assets of approximately $4.7 million (including cash balances approximately $.4 million) and assumed liabilities of $.9 million. Costs in excess of net assets acquired approximated $11.8 million and are being amortized over forty years.

    Each of the acquisitions have been accounted for under the purchase method of accounting and, accordingly the purchase price has been allocated to the net assets acquired based upon their estimated fair values. All of the cash portion of the purchase prices were financed from the Company's revolving credit facility.

    On January 29, 2001, the Company sold its Drive's Products Group to Yaskawa Electric of America for approximately $27.6 million in cash, subject to post closing adjustments. The Drives Products Group was part of the Company's Drives and Industrial Controls Division and was responsible for the business of manufacturing, assembling, marketing, selling, servicing and repairing Yaskawa general purpose AC drives and related products. Proceeds from the sale were used for debt repayment.

    Pro forma results of operations assuming that the acquisition of J-Tec, Inc. and ADS Power Resource, Inc. and the divestiture of the Drive's Product Group had occurred at the beginning of the fiscal year are as follows:

	Pro Forma Nine Months ending March 31
	2001	2000
Net sales	$207,704	$180,350
Income from continuing operations before provision for income taxes	11,323	4,389
Provision for income taxes	4,303	1,668

Income from continuing operations	$7,020	$2,721

Earnings per common share
Basic:
Income from continuing operations	$0.30	$0.10
Diluted:
Income from continuing operations	$0.30	$0.10

6. Comprehensive Income

    During the third quarter of fiscal 2001 and 2000, total comprehensive income was $1,090 and $2,203 respectively. For the first nine months of fiscal 2001 and 2000, comprehensive income was $7,308 and $42,879 respectively.

7. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share.

	Fiscal Year		Fiscal Year
	3Q 2001	3Q 2000	3Q YTD 2001	3Q YTD 2000
	(in thousands, except per share amounts)
Basic earnings per share:
Income from continuing operations	$3,282	$1,254	$6,370	$2,244
Income (loss) from discontinued operations	(1,091)	2,410	2,537	8,476
Gain on sale of discontinued businesses (net of taxes)	—	—	—	35,047

Net income	$2,191	$3,664	$8,907	$45,767
Weighted average shares for basic earnings per share	22,266	23,134	22,474	25,510
Basic earnings per share:
Income from continuing operations	$0.15	$0.05	$0.29	$0.09
Income (loss) from discontinued operations	(0.05)	0.11	0.11	0.33
Gain on sale of discontinued businesses (net of taxes)	—	—	—	1.37

Basic earnings per share	$0.10	$0.16	$0.40	$1.79

Diluted earnings per share:
Income from continuing operations	$3,282	$1,254	$6,370	$2,244
Income (loss) from discontinued operations	(1,091)	2,410	2,537	8,476
Gain on sale of discontinued businesses (net of taxes)	—	—	—	35,047

Net income	$2,191	$3,664	$8,907	$45,767
Weighted average shares for basic earnings per share	22,266	23,134	22,474	25,510
Effect of dilutive stock options	547	9	466	44

Weighted average shares for diluted earnings per share	22,813	23,143	22,940	25,554
Diluted earnings per share:
Income from continuing operations	$0.14	$0.05	$0.28	$0.09
Income (loss) from discontinued operations	(0.04)	0.11	0.11	0.33
Gain on sale of discontinued businesses (net of taxes)	—	—	—	1.37

Diluted earnings per share	$0.10	$0.16	$0.39	$1.79

ITEM 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations:

Three Months ended March 31, 2001 vs. 2000

Net Sales and Gross Profit

    MagneTek's net sales for the third quarter of fiscal 2001 were $79.0 million, a .9% increase from the third quarter of fiscal 2000 of $78.3 million. Revenues in the third quarter of fiscal 2001 include the impact of the acquisitions of J-Tec, Inc. and ADS Power Resource, Inc. that accounted for approximately $10.7 million of incremental sales versus the prior year. Conversely, revenues in the current quarter declined $15.8 million compared to the third quarter of fiscal 2000 due to the Company's sale of its Drives' Products Group to Yaskawa Electric of America, Inc., on January 29, 2001. Adjusting for the effect of acquisitions and divestitures, revenue levels increased 10.2% from the year earlier quarter.

    The Company's gross profit increased to $21.3 million (26.9% of net sales) in the third quarter of fiscal 2001 compared to $17.3 million (22.1% of net sales) in the third quarter of fiscal 2000. Gross margin improvement in the third quarter of fiscal 2001 reflected the impact of a higher margin mix of product sold and the favorable impact of gross profit performance provided by it's recent acquisitions of J-Tec, Inc. and ADS Power Resource, Inc.

Selling, General and Administrative

    Selling, general and administrative (SG&A) expense was $14.2 million (18.0% of net sales) in the third quarter of fiscal 2001 compared to $13.9 million (17.7% of net sales) in the third quarter of fiscal 2000. Increases in SG&A costs due to the acquisition of J-Tec, Inc. and ADS Power Resource, Inc. were offset to a large extent by the elimination of SG&A expense resulting from the sale of the Drives' Products Group. The Company continues to make selective investments in research and development and marketing support services to expand its product offering and increase market penetration.

Interest and Other Expense

    Interest expense was $1.2 million in the third quarter of fiscal 2001 compared to $.9 million in the third quarter of fiscal 2000. Increased interest expense reflects higher borrowing levels associated with the acquisitions of J-Tec, Inc. and ADS Power Resource, Inc. and the common stock repurchase program. Partially offsetting these factors was the repayment of debt from proceeds received from the sale of the Company's Drives' Product Group. Other expense of $.6 million in the third quarter of fiscal 2001 increased from the $.5 million in the third quarter of fiscal 2000 due to goodwill amortization associated with the recent acquisitions of J-Tec, Inc. and ADS Power Resource, Inc.

Net Income

    The Company recorded an after-tax profit from continuing operations of $3.3 million in the third quarter of fiscal 2001 compared to an after-tax profit of $1.3 million in the third quarter of fiscal 2000. Improved results compared to the prior year were directly attributable to improved gross margin both in foreign and domestic operations. Results for discontinued operations in the third quarter of fiscal 2001 were an after-tax loss of $1.1 million compared to an after-tax profit of $2.4 million in the third quarter of fiscal 2000. Results for discontinued operations were adversely affected by lower sales volume in its Lighting Products Group, closure costs associated with the Reynosa, Mexico facility as well as severance costs, receivable write-offs in its transformer business and higher interest costs. The tax provision for continuing operations was $2.0 million (38% effective tax rate) in the third quarter of fiscal 2001 versus $.8 million (38% effective tax rate) in the third quarter of fiscal 2000. The Company expects the tax rates used in the third quarter of fiscal 2001 to continue throughout the year.

Results of Operations:

Nine Months ended March 31, 2001 vs. 2000

Net Sales and Gross Profit

    Net sales for MagneTek for the first nine months of fiscal 2001 were $232.7 million, a 7.7% increase from the $216.1 million for the first nine months of fiscal 2000. Revenues in the first nine months of fiscal 2001 include approximately $14.6 million associated with the impact of acquisitions not included in the first nine months of fiscal 2000. However, the sale of the Drives' Products Group to Yaskawa reduced sales by $15.1 million in the first nine months of fiscal year 2001 compared to the first nine months of fiscal year 2000. Adjusting for the effect of acquisitions and divestitures, revenue levels increased 11% from the year earlier nine month period.

    Gross profit increased to $58.4 million (25.1% of net sales) in the first nine months of fiscal 2001, a 21.3% increase from the $48.1 million (22.3% of net sales) in the first nine months of fiscal 2000. The improvement in gross profit results reflect higher sales volume and continued improvement in the mix of product sold into power electronics markets and the effect of gross profit performance from recent acquisitions.

Selling, General and Administrative

    Selling, general and administrative (SG&A) expense was $42.9 million (18.4% of net sales) in the first nine months of fiscal 2001 compared to $41.4 million (19.2% of net sales) in the first nine months of fiscal 2000. Increased SG&A spending is primarily attributable to the growth in revenue levels and spending to support sales increases. The reduction in selling, general and administrative costs expressed as a percent of sales reflects the Company's ability to achieve revenue growth with proportionately lower support costs than in the prior year, lower SG&A expense requirements applicable to recent acquisitions and the impact of cost reduction actions initiated in the prior fiscal year.

Interest and Other Expense

    Interest expense was $3.6 million in the first nine months of fiscal 2001 compared to $1.8 million in the first nine months of fiscal 2000. Increased interest expense reflects higher debt levels associated with the acquisitions of J-Tec, Inc. and ADS Power Resource, Inc., the stock repurchase program and working capital increases primarily in discontinued operations. Other expense of $1.6 million in the first nine months of fiscal 2001 compares to $1.3 million of other expense in the first nine months of fiscal 2000. Increased other expense primarily reflects higher goodwill amortization associated with the recent acquisitions of J-Tec, Inc. and ADS Power Resource, Inc.

Net Income

    The Company recorded an after-tax profit from continuing operations of $6.4 million in the first nine months of fiscal 2001 versus an after-tax profit of $2.2 million in the first nine months of fiscal 2000. The increase in after-tax profits is a function of higher sales volume and enhanced gross margin performance compared to the year earlier period. The Company sold its Drives' Product Group to Yaskawa Electric of America, Inc. on January 29, 2001. The sale of the drives business is subject to post closing adjustments which are projected to be complete in the fourth quarter of fiscal 2001. Results for discontinued operations in the first nine months of fiscal 2001 were an after-tax profit of

$2.5 million compared to an after-tax profit of $8.5 million in the first nine months of fiscal 2000. Income from discontinued operations was less than the prior year due primarily to sales volume declines in Lighting Products and charges for bad debt exposures and severance in the transformer business. Income from discontinued operations in the first nine months of fiscal year 2000 also include a $35.0 million gain on the sale of the Company's motor business. The tax provision for continuing operations in the first nine months of fiscal 2001 was $3.9 million (38% effective tax rate) versus $1.4 million (38% effective tax rate) in the first nine months of fiscal 2000. The Company expects the tax rate used in the first nine months of fiscal 2001 to continue throughout the year.

Liquidity and Capital Resources

    At March 31, 2001 the Company had an agreement with a group of banks to lend up to $175 million under a revolving loan facility through June 2002. Currently, borrowings under the Bank Loan Agreement bear interest at the bank's prime lending rate or, at the Company's option, the London Interbank Offered Rate plus one and one-half percent. These rates may be reduced or increased based upon the level of certain debt-to-cash flow ratios. As of March 31, 2001, the Company had $74.3 million of borrowing availability under this facility. The Company expects to fully repay all borrowings under this facility upon the sale of the remaining discontinued operations.

    During the first nine months of fiscal 2001, the Company repurchased 903,400 common shares for approximately $10.2 million in open market transactions. From August 1998 through the third quarter of fiscal 2001, the Company has cumulatively repurchased $89.2 million of common stock approximating 9.6 million common shares.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

    See Part I, Item 1, Note 3.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      None.

  (b)
  Reports

      Form 8K dated March 19, 2001, reported under Item 7, the required Financial Statements and Pro Forma Financial Information for the acquisition of ADS Power Resource, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC. (Registrant)

Date: May 14, 2001	/s/ DAVID P. REILAND David P. Reiland Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
2001 MAGNETEK FORM 10-Q TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q FOR THE FISCAL QUARTER AND NINE MONTHS ENDED MARCH 31, 2001 MAGNETEK, INC.
MAGNETEK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2001 and JUNE 30, 2000 (amounts in thousands)
MAGNETEK, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS FOR THE THREE MONTHS ENDED March 31, 2001 and 2000 (amounts in thousands except per share data) (unaudited)
MAGNETEK, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS FOR THE NINE MONTHS ENDED March 31, 2001 and 2000 (amounts in thousands except per share data) (unaudited)
MAGNETEK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED March 31, 2001 and 2000 (amounts in thousands except per share data) (unaudited)
MAGNETEK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001 (All dollar amounts are in thousands) (unaudited)
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES