Form 10-K405
period 2001-07-01
MAGNETEK INC
filed 2001-10-01
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10233

MAGNETEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10900 Wilshire Boulevard, Suite 850 Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:   (310) 208-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 21, 2001) was $200,904,189.

   The number of shares outstanding of the Registrant's Common Stock, as of September 21, 2001 was 22,627,047 shares, including 100,000 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Magnetek, Inc. 2001 Annual Report for the year ended July 1, 2001 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the Magnetek, Inc. 2001 Annual Report is not deemed filed as part of this Report.

   Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 1, 2001 are incorporated by reference into Part III hereof.

MAGNETEK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2001(1)

(1)
The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the year ended on June 30. Fiscal year 2001 contained 52 weeks, fiscal year 2000 contained 53 weeks and fiscal year 1999 contained 52 weeks.

i

PART I

ITEM 1.  BUSINESS.

GENERAL

    Magnetek, Inc. ("Magnetek" or the "Company") supplies digital power products used in information technology and industrial/instrumentation markets. These products usually take the form of sub-systems. They are sold directly or through agents to original equipment manufacturers ("OEMs") for incorporation into their products, to system integrators and value-added resellers ("VARs") for assembly and installation in telecommunications and other end-user systems, and to distributors for resale to OEMs, contractors and end users for repair and replacement purposes. Founded in 1984 and listed on the New York Stock Exchange in 1989 (NYSE: MAG), Magnetek operates five factories in North America and two in Europe and employs approximately 1,800 people worldwide. The Company operates in a single segment called Digital Power Products, which includes two broad product lines, Power Controls and Motion Controls.

Digital Power Products

    General.  Magnetek ranks among the world's 15 largest independent makers of OEM power supplies. It is an acknowledged innovator in analog-to-digital power electronic sub-system design, heat reduction technology and the application of microprocessors and micro-controllers in digital power products. International sales accounted for 33% of net sales in fiscal 2001. IBM accounted for 13% of the Company's sales in fiscal 2001.

    Power Controls.  Power control products accounted for 64% of the Company's net sales in fiscal 2001. They include: AC-to-DC switching power supplies; AC-to-DC rectifiers/battery chargers; DC-to-DC power converters; DC-to-AC power inverters; peripheral component interconnects ("PCIs"); and voltage regulator modules ("VRMs"). These power controls are used primarily in telecommunications, data-processing, data-communications, data-storage, networking, imaging, laser processing, and power generation equipment, as well as medical instrumentation and home appliances. The Company's power control products also include engineering, furnishing and installation of telecommunications power systems and accessories built by J-Tec, Inc. and ADS Power Resources, acquired by the Company in November 2000 and March 2001, respectively. Principal customers include IBM, Siemens, ItalTel, Qwest, Alcatel, Nokia, United Technologies, Kodak, Xerox, Ericsson, International Fuel Cell and LeRoy Somer.

    Motion Controls.  Motion control products accounted for 36% of the Company's net sales in fiscal 2001, including sales of the Company's Standard Drives product line, which was divested in January 2001. Magnetek's motion control products consist primarily of programmable power supplies that control motor speed. They include alternating ("AC") and direct current ("DC") variable-frequency motor drives ("VFDs"), reduced-voltage motor starters, and related software products. VFDs are utilized in a wide range of applications, including industrial automation and materials handling, commercial heating, ventilating and air conditioning. In addition, the Company supplies VFDs and related software and accessories for controlling overhead cranes and hoists. Principal customers include American Standard, Joy Manufacturing and Morris Material Handling, as well as the world's leading elevator builders and most of the industrial crane and hoist companies in North America.

    Backlog.  Backlog as of June 30, 2001 was $75.2 million versus $94.1 million at the end of fiscal 2000. The decreased backlog reflects the Company's sale of its Standard Drives business and generally slower demand within telecommunications markets.

    Competition.  Magnetek's primary competitors include Delta Electronics, Emerson/Astec/APS, Artesyn Technologies, Invensys/Lambda, Power-One, Celestica, Peco II, Vicor, Basler and Toshiba. Some of these companies have substantially greater resources than Magnetek.

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

    Customer Relationships.  Magnetek has established long-term relationships with major manufacturers of data-processing and telecommunications equipment and systems, business machines, medical electronics, power generators and fuel cells, cranes and hoist, mining equipment and elevators, among others. The Company believes that these long-term relationships have resulted from: its responsiveness, its readiness to meet special customer needs, based on innovative technology; the quality and cost-effectiveness of its products; its commitment to stand behind its products; and its after-sale service. Maintenance and development of close relationships with OEMs, VARs and distributors are important strategic priorities of the Company.

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

    Market Channels and Product Breadth.  Magnetek's North American and European networks of agents, distributors and VARs have been developed over many years, would be difficult and expensive to duplicate, and constitute a valuable asset. Magnetek provides a broad diversity of products in each of its product lines. Since product scope is an important consideration of customers in their selection of suppliers, the Company's breadth of product offerings has been an advantage in penetrating and maintaining both OEM relationships and channel partnerships.

Restructuring and Current Strategy

    Since the mid-1990s, Magnetek has undertaken a series of strategic initiatives to strengthen its financial position and improve its competitiveness. A number of businesses have been divested (Standard Drives, Lighting and Transformers in 2001, Motors and Generators in 1999), resulting in total gross proceeds over the last five years of more than $650 million, which were applied to reduce indebtedness, repurchase Company stock, and make selective product-line acquisitions. The Company will continue to expand its portfolio of products through research and development as well as acquisitions in niche areas that complement existing technologies.

    Major achievements and goals of Magnetek's restructuring and current business strategy are as follows:

    Reduction of Balance Sheet Leverage.  From the end of fiscal 1994 to the end of fiscal 2001, Magnetek reduced its Debt-to-Shareholders' Equity ratio from 4.6:1 to essentially becoming debt-free by using proceeds from business divestitures and internally generated cash flow and forcing conversion of outstanding convertible debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 2001 Annual Report.

    Increased Emphasis on Digital Power Products.  In coming periods Magnetek seeks to: improve the profitability and cash flow generating capability of its operations under delevered conditions; strengthen its product offerings through internal development and selected product line additions; and concurrently, grow and diversify in the digital power products business. Magnetek believes that attractive growth opportunities exist in the digital power products industry in North America, especially in applications where Magnetek has achieved substantial market positions in Europe.

International Operations

    International sales accounted for 33% of Magnetek's net revenues in fiscal 2001. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. In Europe the Company operates two manufacturing facilities, one in Italy and one in Hungary, and employs approximately 1,100 people.

Suppliers and Raw Materials

    Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2001, raw materials purchases accounted for approximately 68% of the Company's cost of sales. Production of digital power products depends heavily on various electronic components. The Company seeks to obtain competitive pricing on these raw materials by utilizing multiple suppliers available to its North American and European operations, leveraging its combined purchasing requirements, and utilizing internet sources when appropriate.

    Based on analyses of the costs and benefits of its level of vertical integration, Magnetek is continuing to increase its outsourcing of certain materials and component parts that were previously produced internally.

Research and Development

    Magnetek's Research and Development activities, which are conducted primarily at advanced development centers in Valdarno, Italy, Chatsworth, California and Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers' specific needs. Total research and development expenditures were approximately $9.4 million, $8.1 million and $11.0 million, respectively, for the 2001, 2000 and 1999 fiscal years.

Trademarks and Patents

    The Company holds numerous patents and believes that it holds all of the patent, trademark and other intellectual property rights necessary to conduct its business.

Employees

    As of September 1, 2001, the Company had approximately 600 salaried employees and approximately 1,200 hourly employees, of whom approximately 800 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

Environmental Matters

    General.  The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response, the Company conducts remediation activities to bring its facilities into compliance with applicable laws and regulations. The Company's remediation activities for fiscal 2001 did not involve material expenditures, and the Company does not expect its expenditures for fiscal 2002 to be material. The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several facilities and offsite locations. Its remediation activities as a potentially responsible party were not material for fiscal 2001 and are not expected to be material for fiscal 2002. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated property, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation is not expected to be material.

    The Company is frequently named, along with numerous other defendants, in asbestos-related lawsuits. While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking to be dismissed from them and does not believe they will have a material adverse effect on its finances or operations, since it has never produced asbestos-containing products and is either contractually indemnified from or believes that it is not liable for these asbestos-related claims, all of which arise from business operations it acquired and no longer owns.

    In connection with certain divestitures, the Company has agreed, from time to time, to indemnify buyers with respect to environmental liabilities associated with the divested operations, subject to various conditions and limitations. Expenditures related to the Company's indemnification obligations were not material in fiscal 2001 and are not expected to be material in fiscal 2002. Although future expenditures pursuant to such indemnification obligations could be material, depending upon the extent and nature of subsequently discovered contamination, the Company does not expect its obligations to require material expenditures.

    Century Electric (McMinnville, Tennessee).  Prior to the Company's purchase of Century Electric, Inc. ("Century Electric") in 1986, Century Electric acquired a business from Gould Inc. ("Gould")in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls ("PCBs") at the McMinnville facility (the "1983 Indemnity"). Investigation has revealed the presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples. Century Electric notified the Tennessee Department of Environment and Conservation, Division of Superfund, of the test results from its investigation and the McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site. A report on the site was presented to the Tennessee legislature and community officials and plant employees were notified of the presence of contaminants at the McMinnville facility. In 1995, Gould completed an interim remedial excavation and disposal of onsite soil containing PCBs. Gould also conducted a preliminary investigation and cleanup of certain onsite and offsite contamination. The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined, but the Company believes such costs (including ancillary costs) are covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould's substantial failure to perform such obligations could have a material adverse effect on the Company.

    Effect of Fruit of the Loom Bankruptcy.  The Company acquired the stock of Universal Manufacturing Company ("Universal") from a predecessor of Fruit of the Loom ("FOL"), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from Universal's pre-acquisition activities. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport, Connecticut facility (recently sold in connection with the sale of the Transformer business)and defense and indemnification against liability related to offsite disposal locations where Magnetek may have a share of potential response costs. FOL filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. While the Company believes that FOL has substantially completed the clean-up obligations required by the indemnification agreement, its ability to set aside any remaining obligations through bankruptcy or the discovery of additional environmental contamination at the Bridgeport facility could have an adverse effect on the Company.

Cautionary Statement

    This document contains "forward-looking statements," as defined on the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company. These include but are not limited to economic conditions in general, business conditions in telecommunications and electronic equipment markets, competitive factors such as pricing and technology, and the risk that the Company's ultimate costs of doing business exceed present estimates.

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

    Dependence on Significant Customers.  Magnetek's sales to its top five customers represented approximately 25% of its net sales in fiscal 2001. The loss of any such customers or significant decreases in any such customer's levels of purchases from Magnetek could have a material adverse effect on the Company's business.

    Sensitivity to General Economic and Industry Conditions.  Magnetek's markets are cyclical in nature and subject to general trends in the economy. Profitability and cash flow availability could be adversely affected by any prolonged economic downturn.

    International Sales and Operations; Foreign Currency Exposure.  International sales, including sales from domestic operations, accounted for approximately 33% of Magnetek's net sales in fiscal 2001. As a result of its international sales and operations, the Company is subject to the risk of fluctuation in currency exchange rates. Further, Magnetek's international operations are subject to risks associated with changes in local economic and political conditions, currency exchange restrictions, regulatory requirements and taxes.

    Environmental Matters.  Magnetek has from time to time discovered contamination by hazardous substances at certain of its facilities and in selling certain business operations. The Company has agreed, in some instances, to provide indemnification against environmental liabilities associated with divested operations.

    Raw Materials.  Magnetek's raw material costs represented approximately 51% of its net sales in fiscal 2001. The principal materials used by the Company are electronic components. Unanticipated increases in raw material requirements or price increases would increase production costs and adversely affect profitability.

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

ITEM 2.  PROPERTIES.

    Magnetek's headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased, except for Valdarno, Italy.

Location	Lease Term	Approximate Size (Sq. Ft.)	Principal Use
Chatsworth, California	2003	48,000	Power supply manufacturing
Dallas, Texas	2005	101,000	Telecom systems manufacturing
Greenville, Ohio	2003	16,000	Telecom systems manufacturing
Los Angeles, California	2005	5,000	Corporate headquarters
Menomonee Falls, Wisconsin	2004	74,000	Industrial controls manufacturing
New Berlin, Wisconsin	2002	38,000	Industrial controls manufacturing
Pomaz, Hungary	2006, 2007	44,000	Power supply and ballast manufacturing
Valdarno, Italy	—	183,000	Power supply manufacturing

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

Patent

    In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology. Nilssen seeks unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denies that any of its products infringe any valid patent and has filed a response asserting its affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by

Nilssen and also that the asserted patents are invalid. The Company intends to vigorously defend against Nilssen's claims and although it cannot predict the outcome of the lawsuit, management does not believe that the financial impact of this matter will be material.

    In October 2000, the Company, along with 90 other companies engaged in the power electronics and related industries, was named as a defendant in a patent infringement lawsuit filed in the United States District Court in Arizona by the Lemelson Medical, Education and Research Foundation Limited Partnership ("Lemelson"). The defendants include manufacturers and suppliers of electronic or semiconductor products or products incorporating semiconductor products. Although the Company continues to deny that it makes, uses or sells any product that infringes a valid patent held by Lemelson, in June 2001 a settlement was reached and Lemelson submitted a request for dismissal with prejudice of all claims against the Company.

    In March 2001, the Company was named as the defendant in a lawsuit filed by VLT, Inc. and Vicor Corporation in the United States District Court of Massachusetts. Plaintiffs allege that the Company is infringing a reissue patent owned by VLT and assigned and licensed to Vicor. Plaintiffs seek a judgment that the Company willfully infringed the patent, an injunction against further infringement and unspecified damages, as well as attorney's fees. The Company denies that it has or is infringing any valid patent owned by Plaintiff and has filed a response, alleging various affirmative defenses. The Company intends to vigorously defend against this lawsuit and although the outcome of this litigation cannot be predicted, the Company does not believe it will have a material adverse effect on the Company's finances or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the stockholders of the Company during the quarter ended June 30, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 2000 and 2001:

Quarter Ending	High		Low
September 30, 2000	11	7/8	7	9/16
December 31, 2000	14	7/8	9	15/16
March 31, 2001	13	3/5	9
June 30, 2001	13	1/5	8	9/20
September 30, 1999	11	5/8	8	13/16
December 31, 1999	9	3/8	6	1/8
March 31, 2000	9	7/8	7	1/4
June 30, 2000	9	1/8	7	3/16

    The Company's Common Stock is traded on the New York Stock Exchange under the ticker symbol "MAG." As of September 21, 2001 there were 246 record holders of its Common Stock. No cash dividends have been paid on the Common Stock.

    Magnetek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 1997 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock except for the repurchase of up to a specified dollar amount of the Company's Common Stock so long as no event of default exists. On September 17, 2001, the Board of Directors approved the repurchase of up to 2.26 million shares of the Company's Common Stock.

    On March 2, 2001, the Company issued an aggregate of 597,691 shares of the Company's Common Stock to the shareholders of ADS Power Resource, Inc. ("ADS") in a privately negotiated transaction involving fewer than 35 persons as part of the merger consideration in connection with the acquisition by Magnetek of ADS. The Company's Common Stock issued in the merger are "restricted securities" for purposes of Rule 144 under the Securities Act and each certificate representing any of such shares states on its face that it represents stock that has not been registered under the Securities Act and is not freely transferable.

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by Part II, Items 6, 7 and 8 is hereby incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, of the Company's 2001 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant

    The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
Andrew G. Galef	68	Chairman of the Board of Directors, President and Chief Executive Officer
Antonio Canova, Ph.D.	59	Executive Vice President
Alfred T. Champion	54	Executive Vice President
Alexander Levran, Ph.D.	51	Senior Vice President, Technology
Richard L. Pratt	46	Executive Vice President
David P. Reiland	47	Senior Vice President and Chief Financial Officer
John P. Colling, Jr.	45	Vice President and Treasurer
Thomas R. Kmak	51	Vice President and Controller
Tina D. McKnight	43	Vice President, General Counsel and Secretary

    Mr. Galef has been the Chairman of the Board of Directors since July 1984 and the President and Chief Executive Officer since May 4, 1999, and also served as Chief Executive Officer of the Company from September 1993 until June 1996. He has been President of The Spectrum Group, Inc. ("Spectrum"), a private investment and management firm, since its incorporation in California in 1978 and has served as Chairman and Chief Executive Officer of Spectrum since 1987. Prior to the formation of Spectrum, Mr. Galef was engaged in providing professional interim management services to companies with serious operating and financial problems. Mr. Galef was formerly a director of Warnaco Group, Inc., a diversified apparel manufacturer, and its parent, The Warnaco Group, Inc., and was formerly Chairman of Aviall, Inc., a company providing aircraft engine refurbishment and related products and services, and Exide Corporation, a manufacturer of automotive and industrial batteries. Mr. Galef is also a former director and Chairman of Petco Animal Supplies, Inc. In addition, Mr. Galef serves as a chairman or a director of other privately held Spectrum portfolio companies.

    Dr. Canova has been Executive Vice President, with responsibility for the Company's power electronics business since October 1993. He has served as Managing Director of Magnetek S.p.A. in Italy since March 1991. Prior to that, Dr. Canova was the Managing Director of Plessey S.p.A. from 1988 until March 1991 when Plessey S.p.A. was acquired by the Company. From 1969 to 1988, Dr. Canova served as General Manager of Plessey S.p.A.

    Mr. Champion joined the Company in October 2000 as Executive Vice President of Marketing and Strategy. Prior to joining the Company, Mr. Champion was the Director of Business Development with Teleflex, Inc., from 1994 until October 2000 and Director of Strategic Business Development for the Communications Systems Division of GTE from 1991 to 1993. Mr Champion has also served as Manager of Strategic Business Development for Raytheon Company and Raytheon Engineering from 1985 to 1991 and prior to that was a Senior Management Consultant with Arthur D. Little, Inc. Mr. Champion holds an MBA with a specialty in International Business and Marketing from the University of Cape Town, South Africa, as well as an MS degree from the University of Natal, South Africa.

    Dr. Levran has been Senior Vice President, Technology since January 1995 and was Vice President, Technology from July 1993 until January 1995. Prior to joining the Company, Dr. Levran was Vice President of Engineering and Technology for EPE Technologies, Inc., a subsidiary of Groupe Schneider, from 1991 to June 1993. From 1981 to 1991, Dr. Levran held various engineering management positions with Teledyne Inet, a subsidiary of Teledyne, Inc., most recently as Vice President of Engineering. Dr. Levran received his Ph.D. in electrical engineering from the Polytechnic Institute of New York in 1981.

    Mr. Pratt has been Executive Vice President of the Industrial Automation business since November of 2000 and has been responsible for the Company's telecom business divisions since the acquisitions of J-Tec during the second quarter of fiscal 2001 and ADS Power Resource Inc. during the third quarter of fiscal 2001. He joined the Company in 1999 with the acquisition of the EMS group of companies, which he founded in 1985 and where he served as Chairman of the Board and Chief Executive Officer. Mr. Pratt was named Vice President of Sales and Marketing for the Company's consolidated Drives & Systems group in 2000 and later that year became President and General Manager of the Company's Drives & Systems group based in New Berlin, Wisconsin.

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

    Mr. Kmak has been Vice President of the Company since October 1993, Controller since November 1994 and Operations Controller from October 1993 to November 1994. Mr. Kmak was the Vice President, Finance of the Company's Motors and Controls business from November 1986 until July 1992 and served as Vice President, Operational Finance of the Company's Motors and Controls business from July 1992 until October 1993. Prior to the that, Mr. Kmak was with Century Electric, which was acquired by the Company in 1986, serving in various capacities.

    Ms. McKnight joined the Company in September 2000 as Vice President, General Counsel and Secretary. Prior to joining the Company, Ms. McKnight was Vice President and Assistant General Counsel of creditcards.com from 1999 to 2000 and Vice President, Senior Counsel and Assistant Secretary of Great Western Bank from 1990 to 1999. Ms. McKnight was an attorney with the law firms of Brobeck, Phleger & Harrison in Los Angeles, California from 1987 until 1990 and with Peterson, Ross, Schloerb & Seidel in Los Angeles, California from 1985 until 1987.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information called for by Part III, Items 10, 11, 12 and 13, is hereby incorporated by reference to the Company's definitive Proxy Statement to be mailed to Stockholders in October 2001, except for information regarding the Executive Officers of the Company, which is provided in response to Item 10, above.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

		EDGARized Form 10-K Page	Annual Report to Stockholders Page
1.	Consolidated Financial Statements
	Consolidated Statements of Income for Years Ended June 30, 2001, 2000 and 1999	—	10
	Consolidated Balance Sheets at June 30, 2001 and 2000	—	11
	Consolidated Statements of Stockholders' Equity for Years Ended June 30, 2001, 2000 and 1999	—	13
	Consolidated Statements of Cash Flows for Years Ended June 30, 2001, 2000 and 1999	—	14
	Notes to Consolidated Financial Statements	—	15
	Report of Ernst & Young LLP, Independent Auditors	—	32
2.	Consolidated Financial Statement Schedule
	Report of Ernst & Young LLP, Independent Auditors	S-1	51
	Schedule II—Valuation and Qualifying Accounts	S-2	52

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

Exhibit Number		Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	By-laws of the Company, as amended and restated.
4.1	(3)	Specimen Common Stock Certificate.
10.1	(4)	1987 Stock Option Plan of Magnetek, Inc. ("1987 Plan").
10.2	(5)	Amendments No. 1 and 2 to 1987 Plan.
10.3	(6)	Amendments No. 3 and 4 to 1987 Plan.
10.4	(7)	Amendment No. 5 to 1987 Plan.
10.5	(8)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. ("1989 Plan").
10.6	(7)	Amendment No. 1 to 1989 Plan.
10.7	(7)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1987 Plan and the 1989 Plan.
10.8	(7)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.9	(9)	Magnetek, Inc. 1997 Non-Employee Director Stock Option Plan (the "DSOP").
10.10	(10)	First Amendment to the DSOP dated as of July 26, 2000.
10.11	(6)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.12	(11)	1999 Stock Incentive Plan of the Company (the "1999 Plan").
10.13	(11)	2000 Employee Stock Plan of the Company (the "2000 Plan").
10.14	(7)	Form of Restricted Stock Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.15	(11)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.16	(12)	Form of Rights Agreement dated as of March 4, 1997 by and between the Company and The Bank of New York, as Rights Agent, as amended and restated as of February 2, 2000.
10.17	(13)	Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan.
10.18	(14)	Non-Qualified Stock Option Agreement between the Company and David P. Reiland.
10.19	(5)	Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.

10.20	(7)	Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A.
10.21	(15)	Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.
10.22	(16)	Amendment dated as of January 25, 1995 to the Executive Management Agreement between the Company and The Spectrum Group, Inc.
10.23	(17)	Amendment No. 1 to the Executive Management Agreement dated as of June 30, 2000 between the Company and The Spectrum Group, Inc.
10.24	(18)	Change of Control Agreement dated October 20, 1998 between Antonio Canova and the Company.
10.25	(18)	Change of Control Agreement dated October 20, 1998 between Brian R. Dundon and the Company.
10.26	(18)	Change of Control Agreement dated October 20, 1998 between Alexander Levran and the Company.
10.27	(18)	Change of Control Agreement dated October 20, 1998 between David P. Reiland and the Company.
10.28	(18)	Change of Control Agreement dated October 20, 1998 between John P. Colling, Jr. and the Company.
10.29	(18)	Change of Control Agreement dated October 20, 1998 between Thomas R. Kmak and the Company.
10.30	(10)	Change of Control Agreement dated November 1, 2000 between Timothy Champion and the Company.
10.31	(19)	Change of Control Agreement dated November 1, 2000 between Tina McKnight and the Company.
10.32	(20)	Environmental Agreement among the Company, Universal Manufacturing Corporation and Farley Northwest Industries, Inc., as amended.
10.33	(20)	Letter of Agreement dated as of January 9, 1986 between the Company and Farley Northwest Industries, Inc., pursuant to Stock Purchase Agreement.
10.34	(20)	Tax Agreement dated as of February 12, 1986 between the Company and Farley Northwest Industries, Inc.
10.35	(20)	Agreement dated as of January 9, 1986 between the Company and Farley/Northwest Industries, Inc. relating to the Totowa facility.
10.36	(21)
		Restated Credit Agreement dated as of June 20, 1997 between the Company, as Borrower, NationsBank of Texas, N.A., as Agent, CIBC Inc., The First National Bank of Chicago, The Long-Term Credit Bank of Japan, Ltd., Bankers Trust Company, Credit Lyonnais—New York Branch, and Union Bank of California, N.A., as Co-Agents, and Certain Lenders (the "Restated Credit Agreement").

10.37	(21)
		Guaranty dated as of December 29, 1996 by Magnetek Financial Services, Inc., as Guarantor, for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the Credit Agreement dated as of March 31, 1995 between the Company, certain lenders and NationsBank (the "1995 Credit Agreement").
10.38	(21)
		Security Agreement dated as of December 29, 1996 by the Company and Magnetek Financial Services, Inc. for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement.
10.39	(21)
		Security Agreement dated of March 31, 1995 by the Company and the other debtors party thereto for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement (the "1995 Security Agreement").
10.40	(21)
		Supplement to Security Agreement dated as of March 31, 1995 between the Company and NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement, with reference to the 1995 Security Agreement.
10.41	(22)	First Amendment dated as of March 27, 1998 to the Restated Credit Agreement.
10.42	(17)	Second Amendment dated as of March 26, 1999 to the Restated Credit Agreement.
10.43	(17)	Third Agreement dated as of July 30, 1999 to the Restated Credit Agreement.
10.44	(11)	Fourth Amendment dated as of September 28, 1999 to the Restated Credit Agreement.
10.45	(23)	Fifth Amendment dated as of May 15, 2000 to the Restated Credit Agreement.
10.46	(23)	Sixth Amendment dated as of January 29, 2001 to the Restated Credit Agreement.
10.47	(23)	Seventh Amendment dated as of May 25, 2001 to the Restated Credit Agreement.
10.48	(23)	Eighth Amendment dated as of May 25, 2001 to the Restated Credit Agreement.
10.49	(17)	Lease on Chatsworth, California facility dated May 22, 1997.
10.50	(17)	Lease on Los Angeles, California facility dated June 5, 2000.
10.51	(17)	Lease on Pomaz, Hungary facility.
10.52	(24)	Lease on Menomonee Falls, Wisconsin facility dated as of July 23, 1999.
10.53	(25)	Asset Purchase Agreement dated as of April 26, 1999 between the Company and Emerson Electric Co.
10.54	(26)	Asset Purchase Agreement dated as of June 28, 1999 by and among the Company, Magnetek Service (U.K.), Limited and A.O. Smith Corporation.
10.55	(24)
		Asset Purchase Agreement dated July 23, 1999 among the Company, Electric Motor Systems, Inc., Electromotive Systems, Inc., EMS/Rosa Automation Engineering, Inc., Robert G. Friedrich and Steven J. Badhinghaus.
10.56	(27)	Stock Purchase Agreement dated as of October 31, 2000 by and among the Company, J-Tec, Inc. and Ted W. Abney.
10.57	(27)	Escrow Agreement dated as of November 13, 2000 among the Company, Ted W. Abney and First Tennessee Bank National Association.

10.58	(19)	Asset Purchase Agreement dated as of January 29, 2001 by and among the Company and Yaskawa Electric America, Inc.
10.59	(28)	Agreement and Plan of Merger dated as of March 2, 2001 by and among the Company, ADS Acquisition Company, Inc., ADS Power Resource, Inc. ("ADS") and the ADS shareholders.
10.60	(28)	Registration Rights Agreement dated as of March 2, 2001 by and between the Company and each ADS shareholder.
10.61	(29)	Asset Purchase Agreement dated as of June 15, 2001 by and between the Company and Universal Lighting Technologies, Inc. ("ULT").
10.62	(29)	Stock Purchase Agreement dated as of June 15, 2001 by and among the Company, certain other persons listed as sellers, ULT and certain other persons listed as buyers.
10.63	(29)	Stock and Interest Purchase Agreement dated as of June 15, 2001 by and among the Company, certain other persons listed as sellers, ULT and certain other persons listed as buyers.
10.64	(23)	Asset Purchase Agreement dated as of June 29, 2001 between the Company and American Circuit Breaker Corporation.
13	(23)	2001 Annual Report (pp. 1-32).
23	(23)	Consent of Ernst & Young LLP, independent auditors.

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

(10)
Previously filed with Form 10-Q for quarter ended September 30, 2000 and incorporated herein by this reference.

(11)
Previously filed with Form 10-Q/A for quarter ended September 30, 1999 and incorporated herein by this reference.

(12)
Previously filed with Form 8A/A dated March 7, 2000 and incorporated herein by this reference.

(13)
Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No.333-45939, and incorporated herein by this reference.

(14)
Previously filed with Form 10-Q for quarter ended March 31, 1997 and incorporated herein by this reference.

(15)
Previously filed with Form 10-Q for quarter ended March 31, 1994 and incorporated herein by this reference.

(16)
Previously filed with Form 10-Q for quarter ended March 31, 1995 and incorporated herein by this reference.

(17)
Previously filed with Form 10-K for fiscal year ended July 2, 2000 and incorporated herein by this reference.

(18)
Previously filed with Form 10-Q for quarter ended December 31, 1998 and incorporated herein by this reference.

(19)
Previously filed with Form 10-Q for quarter ended December 31, 2000 and incorporated herein by this reference.

(20)
Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986 and incorporated herein by this reference.

(21)
Previously filed with Form 10-K for Fiscal Year ended June 30, 1997 and incorporated herein by this reference.

(22)
Previously filed with Form 10-K for Fiscal Year ended June 30, 1998 and incorporated herein by this reference.

(23)
Filed herewith.

(24)
Previously filed with Form 10-K for Fiscal Year ended June 27, 1999 and incorporated herein by this reference.

(25)
Previously filed with Form 8-K dated April 26, 1999 and incorporated herein by this reference.

(26)
Previously filed with Form 8-K dated August 2, 1999 and incorporated herein by this reference.

(27)
Previously filed with Form 8-K dated November 27, 2000 and incorporated herein by this reference.

(28)
Previously filed with Form 8-K dated March 19, 2001 and incorporated herein by this reference.

(29)
Previously filed with Form 8-K dated July 2, 2001 and incorporated herein by this reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 1st day of October, 2001.

Magnetek, Inc. (Registrant)
/s/ ANDREW G. GALEF Andrew G. Galef Chairman of the Board of Directors, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANDREW G. GALEF Andrew G. Galef	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	October 1 2001
/s/ THOMAS G. BOREN Thomas G. Boren	Director	October 1, 2001
/s/ DEWAIN K. CROSS Dewain K. Cross	Director	October 1, 2001
/s/ PAUL J. KOFMEHL Paul J. Kofmehl	Director	October 1, 2001
/s/ FREDERICK D. LAWRENCE Frederick D. Lawrence	Director	October 1, 2001
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director	October 1, 2001
/s/ ROBERT E. WYCOFF Robert E. Wycoff	Director	October 1, 2001
/s/ DAVID P. REILAND David P. Reiland	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 1, 2001
/s/ THOMAS R. KMAK Thomas R. Kmak	Vice President and Controller (Principal Accounting Officer)	October 1, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Magnetek, Inc. as of June 30, 2001, and 2000 for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 10, 2001 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Nashville, Tennessee
August 10, 2001

S–1

Schedule II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 1999, 2000 and 2001

(amounts in thousands)

June 30, 1999	Balance at beginning of year	Additions charged to earnings	Deductions from Allowance	Other(a)	Balance at end of year
Allowance for doubtful receivables	$1,057	$3,062	$(2,549)	$(6)	$1,564
June 30, 2000
Allowance for doubtful receivables	$1,564	$8,452	$(7,132)	$415	$3,299
June 30, 2001
Allowance for doubtful receivables	$3,299	$5,088	$(2,172)	$(980)	$5,235

(a)
Represents primarily opening allowances for doubtful accounts balances of acquired/divested companies and foreign translation adjustments for the Company's foreign subsidiaries.

S–2

QuickLinks

PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Schedule II MAGNETEK, INC. VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 1999, 2000 and 2001 (amounts in thousands)