Form 10-Q
period 2001-09-30
MAGNETEK INC
filed 2001-11-13
CIK 751085

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 1-10233

MAGNETEK, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10900 Wilshire Blvd., Suite 850 Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 208-1980

(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of November 1, 2001, 22,531,548 shares.

2002 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON 10Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2001

MAGNETEK, INC.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 2001 and the results of operations and cash flows for the three-month periods ended September 30, 2001 and 2000.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.  Results for the three-months ended September 30, 2001 are not necessarily indicative of results which may be experienced for the full fiscal year.

This document contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company.  These include but are not limited to economic conditions in general, business conditions in electrical and electronic equipment markets, competitive factors such as pricing and technology, and the risk that the Company’s ultimate costs of doing business exceeds present estimates.  Further information on factors which could affect Magnetek’s financial results are described in the Company’s filings with the Securities and Exchange Commission.

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED

September 30, 2001 and 2000

(amounts in thousands except per share data)

(unaudited)

	2001	2000

Net sales	$52,456	$71,870
Cost of sales	40,616	54,924

Gross profit	11,840	16,946
Selling, general and administrative	10,230	13,723

Income from operations	1,610	3,223
Interest and other (income) expense	(136)	1,613

Income from continuing operations before provision for income taxes	1,746	1,610
Provision for income taxes	664	612
Income from continuing operations	1,082	998
Discontinued operations -
Income from operations (net of taxes)	–	1,805
Net income	$1,082	$2,803

Earnings per common share

Basic:
Income from continuing operations	0.05	0.04
Income from discontinued operations	–	0.08
Net income	$0.05	$0.12

Diluted:
Income from continuing operations	0.05	0.04
Income from discontinued operations	–	0.08
Net income	$0.05	$0.12

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 and JUNE 30, 2001

(amounts in thousands)

	September 30	June 30
	(unaudited)

ASSETS

Current assets:
Cash	$7,922	$5,310
Accounts receivable	46,670	51,074
Inventories	45,632	48,907
Prepaid expenses and other	10,136	11,677
Total current assets	110,360	116,968

Property, plant and equipment	83,112	76,602

Less-accumulated depreciation and amortization	50,869	45,664
	32,243	30,938

Net assets of discontinued operations	–	19,500
Goodwill	89,501	88,784
Prepaid pension and other assets	66,781	65,564
Total Assets	$298,885	$321,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,677	$33,946
Accrued liabilities	23,415	33,743
Current portion of long-term debt	998	5,822
Total current liabilities	47,090	73,511

Long-term debt, net of current portion	4,119	4,312

Other long-term obligations	37,887	37,915

Deferred income taxes	23,504	22,309

Commitments and contingencies

Stockholders’ equity
Common stock	225	227
Paid in capital in excess of par value	95,370	97,951
Retained earnings	115,477	114,395
Accumulated other comprehensive loss	(24,787)	(28,866)
Total stockholders' equity	186,285	183,707

Total Liabilities and Stockholders' Equity	$298,885	$321,754

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED

September 30, 2001 and 2000

(amounts in thousands except per share data)

(unaudited)

	2001	2000
Cash flows from operating activities:
Net income from continuing operations	$1,082	$998
Adjustments to reconcile income to net cash used in operating activities:
Depreciation	2,236	2,557
Amortization	–	767
Changes in operating assets and liabilities of continuing operations	(10,806)	(13,984)

Total adjustments	(8,570)	(10,660)
Net cash used in operating activities	(7,488)	(9,662)

Cash flows from investing activities:
Proceeds from sale of discontinued businesses and other assets	19,500	–
Capital expenditures	(1,800)	(1,282)
Net cash provided by (used in) investing activities	17,700	(1,282)

Cash flow from financing activities:
Borrowings under bank and other long-term obligations	–	12,441
Proceeds from issuance of common stock	596	407
Stock repurchases	(3,179)	(3,858)
Repayment of bank and other long term obligations	(5,017)	–
Net cash provided by (used in) financing activities	(7,600)	8,990
Net cash provided by (used in) continuing operations	2,612	(1,954)

Cash flow from discontinued operations:
Income from discontinued operations	–	1,805

Adjustments to reconcile income to net cash provided by discontinued operations:
Depreciation and amortization	–	2,662
Changes in operating assets and liabilities of discontinued operations, including fees and expenses of disposal	–	(993)
Capital expenditures	–	(1,357)
Net cash provided by discontinued operations	–	2,117

Net increase in cash	$2,612	$163
Cash at the beginning of the period	5,310	343
Cash at the end of the period	$7,922	$506
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$1,383
Income taxes	$154	$(337)

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(All dollar amounts are in thousands)

(unaudited)

1.             Summary of significant accounting policies

Fiscal period – The Company uses a fifty-two, fifty-three week fiscal year.  Fiscal periods end on the Sunday nearest the end of the month.  For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period.  The three-month periods ended September 30, 2001 and 2000 each contained thirteen weeks.

Principles of consolidation – The consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant inter-company accounts and transactions have been eliminated.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.

Commodity Derivative Instruments – The Company historically utilized derivative financial instruments to reduce market fluctuations in commodity (copper wire) and foreign currency (peso related labor costs) exposures specific to businesses included as discontinued operations.  As a condition to the sale of its Lighting business on June 15, 2001, the Company agreed to provide for a period of five months following the sale, a fixed peso to dollar conversion rate for a specified amount of peso denominated costs.  The Company’s use of derivative instruments currently includes only peso futures contracts related to this obligation.  The contract terms of these derivatives extend only through November 30, 2001 and are completed through a financial settlement and not through the physical receipt of the currency.  This derivative does not qualify for hedge treatment under SFAS No. 133.  The Company included in its loss on sale of the Lighting business, the difference between the guaranteed conversion rate and the market rate at the sale date.  Changes in fair value are being recorded against the loss on sale of the Lighting business.  The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments.  The Company’s policy prohibits the use of derivative financial instruments for speculative or trading purposes.

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and its amendments, Statements 137 and 138 (“SFAS 133”), which established new accounting and reporting guidelines for derivative instruments and hedging activities.  SFAS 133 requires all derivative instruments to be recognized as assets or liabilities in the balance sheet and measured at fair value.  Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income in the balance sheet until the hedged item is recognized in earnings.  Changes in the fair value of derivative instruments, which are not designated as hedges, are recorded in earnings as the changes occur.

2.             Inventories

Inventories at September 30, 2001 and June 30, 2001 consist of the following:

	September 30	June 30

Raw materials and stock parts	$23,953	$26,186
Work-in-process	10,268	8,839
Finished goods	11,411	13,882
	$45,632	$48,907

3.             Commitments and Contingencies

The Company is defending against a number of product liability lawsuits involving fires allegedly caused by defective ballasts.  Management believes that insurance coverage for the alleged claims exists, subject to applicable deductibles, and that none of these proceedings individually or in the aggregate will materially affect the financial position or results of operations of the Company.  On June 15, 2001, the Company sold the assets, properties and interests of its Lighting business, as reported in Form 8-K filed with the Commission on July 2, 2001.  The sale limits the Company’s potential exposure to future product liability lawsuits of this type.

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology.  Nilssen seeks unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents.  The Company denies that any of its products infringe any valid patent and has filed a response asserting its affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Nilssen and also that the asserted patents are invalid.  The Company intends to vigorously defend against Nilssen’s claims and although it cannot predict the outcome of the lawsuit, management does not believe that the financial impact of such litigation will be material to the financial position or results of operations of the Company.

In March 2001, the Company was named as the defendant in a lawsuit filed by VLT, Inc. and Vicor Corporation in the United States District Court of Massachusetts.  Plaintiffs allege that the Company is infringing a reissue patent owned by VLT and assigned and licensed to Vicor.  Plaintiffs seek a judgment that the Company willfully infringed the patent, an injunction against further infringement and unspecified damages, as well as attorney’s fees.  The Company denies that it has or is infringing any valid patent owned by Plaintiff and has filed a response, alleging various affirmative defenses.  In September 2001, a settlement was reached whereby Magnetek was issued a license to use Vicor/VLT technology in consideration for the payment of certain royalties set forth in the License Agreement and Vicor agreed to dismiss the lawsuit against Magnetek with prejudice.

The Company has from time to time discovered contamination by hazardous substances at certain of its facilities.  In response, the Company conducts remediation activities to bring its facilities into compliance with applicable laws and regulations.  The Company’s remediation activities for the first quarter of fiscal 2002 did not involve material expenditures and the Company does not expect its expenditures for the remainder of fiscal 2002 to be material.  The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several facilities and offsite locations.  Its remediation activities as a potentially responsible party were not material for the first quarter of fiscal 2002 and are not expected to be material for the remainder of fiscal 2002.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by the governmental authorities, the nature of the Company’s alleged connection to the contaminated property, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation is not expected to be material to the Company’s finances or operations.

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

In connection with certain divestitures, the Company has agreed, from time to time, to indemnify buyers with respect to environmental liabilities associated with the divested operations, subject to various conditions and limitations.  Expenditures related to the Company’s indemnification obligations were not material in the first quarter of fiscal 2002 and are not expected to be material in the remainder of fiscal 2002.  Although future expenditures pursuant to such indemnification obligations could be material, depending upon the extent and nature of subsequently discovered contamination, the Company does not expect its obligations to require material expenditures.

Prior to the Company’s purchase of Century Electric, Inc. (“Century Electric”) in 1986, Century Electric acquired a business from Gould Inc. (“Gould”) in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee.  In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (“PCBs”) at the McMinnville facility (the “1983 Indemnity”).  Investigation has revealed the presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples.  Century Electric notified the Tennessee Department of Environment and Conservation, Division of Superfund, of the test results from its investigation and the McMinnville plant is listed as a Tennessee Inactive Hazardous Substance Site.  A report on the site was presented to the Tennessee legislature and community officials and plant employees were notified of the presence of contaminants at the McMinnville facility.  In 1995, Gould completed an interim remedial excavation and disposal of onsite soil containing PCBs.  Gould also conducted preliminary investigation and cleanup of certain onsite and offsite contamination.  The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined, but the Company believes such costs (including ancillary costs) are covered by the 1983 Indemnity.  The Company sold its leasehold interest in the McMinnville plant and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould’s substantial failure to perform such obligations could have a material adverse effect on the Company.

The Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from Universal’s pre-acquisition activities.  Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport, Connecticut facility (recently sold in connection with the sale of the Transformer business) and defense and indemnification against liability related to offsite disposal locations where Magnetek may have a share of potential response costs.  FOL filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement.  While the Company believes that FOL has substantially completed the clean-up obligations required by the indemnification agreement, its ability to set aside any remaining obligations through bankruptcy or the discovery of additional environmental contamination at the Bridgeport facility could have an adverse effect on the Company.

4.             Discontinued Operations

The accompanying financial statements have been restated to conform to discontinued operations treatment for current and historical periods.  The results of the Company’s electrical product businesses (Lighting and Transformers) are included within discontinued operations.  As of June 30, 2001, the $19.5 million classified on the balance sheet as net assets of discontinued operations was the receivable value for the sale of the Transformer business on June 29, 2001 and was subsequently collected on July 2, 2001.

On June 15, 2001, the Company sold its Lighting business to Universal Lighting Technologies, Inc., a subsidiary of Littlejohn Fund II, L.P., and on June 29, 2001 sold its Transformer business to American Circuit Breaker Corporation.  Pre-tax proceeds received from the sale of the Lighting business were $105 million and were used to repay borrowings under the Bank Loan Agreement and repurchase shares of its common stock in fiscal year 2001.  Proceeds from the sale of the Transformer business were received July 2, 2001 and were used to repay borrowings under the Bank Loan Agreement and repurchase shares of its common stock in fiscal year 2002.  Both sale transactions are subject to post closing adjustments.

5.             Acquisitions and Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001.  Under SFAS 142, goodwill is no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise.  The Company is required to complete the initial step of a transitional impairment test of goodwill within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year.  Any subsequent impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change of accounting principle for the quarter ending December 31, 2001.  Any subsequent impairment losses will be reflected in operating income in the income statement.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Three Months Ending September 30
	2001	2000

Reported net income	$1,082	$2,803
Add back goodwill amortization net of tax	-	293
	$1,082	$3,096
Basic earnings per share:
Reported net income	$0.05	$0.12
Goodwill amortization net of tax	-	0.01
Adjusted net income	$0.05	$0.13

Diluted earnings per share:
Reported net income	$0.05	$0.12
Goodwill amortization net of tax	-	0.01
Adjusted net income	$0.05	$0.13

6.             Comprehensive Income

During the first quarter of fiscal 2002 and 2001, total comprehensive income was $5,161 and $2,447 respectively.

7.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

(in thousands, except per share amounts)	FISCAL YEAR
	1Q 2002	1Q 2001

Basic earnings per share:
Income from continuing operations	$1,082	$998
Income from discontinued operations	-	1,805
Net income	$1,082	$2,803

Weighted average shares for basic earnings per share	22,542	22,780

Basic earnings per share:
Income from continuing operations	$0.05	$0.04
Income from discontinued operations	-	0.08

Basic earnings per share:	$0.05	$0.12

Diluted earnings per share:
Income from continuing operations	$1,082	$998
Income from discontinued operations	-	1,805
Net income	$1,082	$2,803

Weighted average shares for basic earnings per share	22,542	22,780
Effect of dilutive stock options	436	163
Weighted average shares for diluted earnings per share	22,978	22,943

Diluted earnings per share:
Income from continuing operations	$0.05	$0.04
Income from discontinued operations	-	0.08

Diluted earnings per share:	$0.05	$0.12

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months ended September 30, 2001 vs. 2000

Net Sales and Gross Profit

Magnetek’s net sales for the first quarter of fiscal 2002 were $52.5 million, a decrease of 27% from the first quarter of fiscal 2001 of $71.9 million.  Prior year sales included $20.7 million associated with the standard drives business that was sold on January 29, 2001.  Adjusting for the revenues of the standard drives business, sales increased 2.5% from the prior year levels.  The increase in sales from prior year levels (after adjusting for the sales attributable to standard drives) was a direct result of the Company’s acquisition of Telecom Power businesses in the second and third quarters of fiscal 2001.

The Company’s gross profit declined to $11.8 million (22.6% of net sales) in the first quarter of fiscal 2002 from $16.9 million (23.6% of net sales) in the first quarter of fiscal 2001.  The decline in gross profit was caused primarily by the sale of the standard drives business and currency related transaction losses incurred in Europe as the U.S. dollar declined against the lira.

Selling, General and Administrative

Selling, general and administrative expense was $10.2 million (19.5% of net sales) in the first quarter of fiscal 2002 compared to $13.7 million (19.1% of net sales) in the first quarter of fiscal 2001.  The reduction in spending levels from the prior year was due to the elimination of SG&A expense associated with the standard drives business with its divestiture in January of 2001 and lower overall spending levels offset by SG&A expense associated with acquisitions completed in the prior year.

Interest and Other Expense (Income)

Interest and other expense (income) was income of $.1 million in the first quarter of fiscal 2002 compared to $1.6 million of expense in the first quarter of fiscal 2001.  Lower interest expense occurred due to repayment of all domestic bank debt with proceeds received from the sale of the Lighting and Transformer businesses in June and July of 2001.  Other expense (income) in the first quarter of fiscal 2002 included the final purchase price adjustment related to the sale of the standard drives business of $.2 million of income.  The Company early adopted the new rules for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002 (See Note 5) and recorded no goodwill amortization in the first quarter of fiscal 2002.

Net Income

The Company recorded an after-tax profit from continuing operations of $1.1 million in the first quarter of fiscal 2002 compared to an after-tax profit of $1.0 million in the first quarter of fiscal 2001.  There were no results for discontinued operations in the first quarter of fiscal 2002 compared to an after-tax profit of $1.8 million in the first quarter of fiscal 2001.  The tax provision in the first quarter of fiscal 2002 was $.7 million (38% effective tax rate) versus $.6 million (38% effective tax rate) in the first quarter of fiscal 2001.  The Company expects tax rates used in the first quarter of fiscal 2002 to continue throughout the year.

Liquidity and Capital Resources

At September 30, 2001 the Company had an agreement with a group of banks to borrow up to $60 million under a revolving loan facility through June 2002.  Currently, borrowings under the Bank Loan Agreement bear interest at the bank’s prime lending rate plus one-half percent or, at the Company’s option, the London Interbank Offered Rate plus two percent.  These rates may be reduced or increased based upon the level of certain debt-to-cash flow ratios.  As of September 30, 2001, the Company had $53 million of borrowing availability under this facility.  During the first quarter of fiscal 2002, the Company repurchased 271,800 common shares for approximately $3.2 million in open market transactions.  Common stock repurchases made in the first quarter of fiscal 2002 completed the Company’s previously approved ten million share stock repurchase program and included purchases under an additional repurchase program of up to 2.26 million shares authorized on September 17, 2001 by the Board of Directors.

Qualitative and Quantitative Disclosure About Market Risk

The Company is exposed to market risks in the areas of commodity prices, foreign exchange and interest rates.  To mitigate the effect of such risks, the Company selectively utilizes specific financial instruments.  Company policy clearly prohibits the use of such financial instruments for trading or speculative purposes.  There have been no material changes in the reported market risks since that reported in the Company’s Annual Report on Form 10-K dated June 30, 2001.

PART II                 OTHER INFORMATION

ITEM 1.                  Legal Proceedings

                                See Part I, Item 1, Note 3.

ITEM 4.                  Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Stockholders of the Company was held on October 31, 2001.

(b)           The following named person were elected as directors at such meeting:

Andrew G. Galef

Thomas G. Boren

Dewain K. Cross

Paul J. Kofmehl

Frederick D. Lawrence

Mitchell I. Quain

Robert E. Wycoff

(c)           The votes cast for and withheld with respect to each nominee for director are as follows:

Nominee	For	Withheld

Andrew G. Galef	19,835,631	575,552
Thomas G. Boren	19,866,692	544,491
Dewain K. Cross	19,866,892	544,291
Paul J. Kofmehl	19,865,892	545,291
Frederick D. Lawrence	19,396,883	1,014,300
Mitchell I. Quain	19,866,692	545,491
Robert E. Wycoff	19,865,692	545,491

(d)           The votes cast for, against and abstaining with respect to the adoption of the 2002 Magnetek, Inc. Employee
 Stock Purchase Plan are as follows:

For	Against	Abstaining	Broker Non-Votes

19,942,899	462,914	5,370	0

ITEM 6.                  Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1	2002 Magnetek, Inc. Employee Stock Purchase Plan.

10.2	Change of Control Agreement dated October 31, 2001 between Richard L. Pratt and Magnetek, Inc.

(b)           Reports on Form 8-K

Form 8K dated July 2, 2001, reported under Item 7, the sale of the assets, properties and interests of the Company’s Lighting business to Universal Lighting Technologies, Inc., a Delaware Corporation, a subsidiary of Littlejohn Fund II, L.P.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: November 13, 2001	/s/ David P. Reiland
David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)