Form 10-Q
period 2001-12-31
MAGNETEK INC
filed 2002-02-13
CIK 751085

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2001

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

Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of February 2, 2002, 22,453,281 shares.

2002 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER AND SIX MONTHS ENDED DECEMBER 31, 2001

MAGNETEK, INC.

PART I.                  FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position as of December 31, 2001 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 2001 and 2000.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.  Results for the three-months and six-months ended December 31, 2001 are not necessarily indicative of results which may be experienced for the full fiscal year.

This document contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company.  These include but are not limited to economic conditions in general, business conditions in energy and electronic equipment markets, competitive factors such as pricing and technology, risks associated with acquisitions and divestitures, and the risk that the Company’s ultimate costs of doing business exceeds present estimates.  Further information on factors that could affect Magnetek’s financial results can be found in the Company’s filings with the Securities and Exchange Commission.

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED

December 31, 2001 and 2000

(amounts in thousands except per share data)

(unaudited)

	2001	2000

Net sales	$47,087	$81,868
Cost of sales	36,156	61,691

Gross profit	10,931	20,177
Research and development	2,326	2,245
Selling, general and administrative	7,947	12,795

Income from operations	658	5,137
Interest and other (income) expense	(90)	1,757

Income from continuing operations before provision for income taxes	748	3,380
Provision for income taxes	284	1,290
Income from continuing operations	464	2,090
Discontinued operations -
Income from operations (net of taxes)	-	1,823
Net income	$464	$3,913

Earnings per common share

Basic:
Income from continuing operations	$0.02	$0.09
Income from discontinued operations	-	0.08
Net income	$0.02	$0.17

Diluted:
Income from continuing operations	$0.02	$0.09
Income from discontinued operations	-	0.08
Net income	$0.02	$0.17

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE SIX MONTHS ENDED
December 31, 2001 and 2000
(amounts in thousands except per share data)
(unaudited)

	2001	2000

Net sales	$99,543	$153,738
Cost of sales	76,772	116,615

Gross profit	22,771	37,123
Research and development	4,765	4,040
Selling, general and administrative	15,738	24,723

Income from operations	2,268	8,360
Interest and other (income) expense	(226)	3,370

Income from continuing operations before provision for income taxes	2,494	4,990
Provision for income taxes	948	1,902
Income from continuing operations	1,546	3,088
Discontinued operations -
Income from operations (net of taxes)	-	3,628
Net income	$1,546	$6,716

Earnings per common share

Basic:
Income from continuing operations	$0.07	$0.14
Income from discontinued operations	-	0.16
Net income	$0.07	$0.30

Diluted:
Income from continuing operations	$0.07	$0.13
Income from discontinued operations	-	0.16
Net income	$0.07	$0.29

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2001 and JUNE 30, 2001
(amounts in thousands)

ASSETS	December 31	June 30
	(unaudited)

Current assets:
Cash	$8,220	$5,310
Accounts receivable	43,862	51,074
Inventories	42,205	48,907
Prepaid expenses and other	11,155	11,677
Total current assets	105,442	116,968

Property, plant and equipment	83,324	76,602

Less-accumulated depreciation and amortization	51,621	45,664
	31,703	30,938

Net assets of discontinued operations	-	19,500
Goodwill	89,987	88,784
Prepaid pension and other assets	62,543	65,564
Total Assets	$289,675	$321,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,989	$33,946
Accrued liabilities	28,494	33,743
Current portion of long-term debt	702	5,822
Total current liabilities	49,185	73,511

Long-term debt, net of current portion	3,489	4,312

Other long-term obligations	36,182	37,915

Deferred income taxes	17,112	22,309

Commitments and contingencies

Stockholders’ equity
Common stock	225	227
Paid in capital in excess of par value	94,685	97,951
Retained earnings	115,941	114,395
Accumulated other comprehensive loss	(27,144)	(28,866)
Total stockholders' equity	183,707	183,707

Total Liabilities and Stockholders' Equity	$289,675	$321,754

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED
December 31, 2001 and 2000
(amounts in thousands except per share data)
(unaudited)

	2001	2000

Cash flows from operating activities:
Net income from continuing operations	$1,546	$3,088
Adjustments to reconcile income to net cash used in operating activities:
Depreciation	4,497	5,314
Amortization	-	1,879
Changes in operating assets and liabilities of continuing operations	(13,872)	(14,193)

Total adjustments	(9,375)	(7,000)
Net cash used in operating activities	(7,829)	(3,912)

Cash flows from investing activities:
Proceeds from sale of discontinued businesses and other assets	24,264	-
Purchase of and investment in companies, net of cash acquired	-	(21,471)
Capital expenditures	(4,314)	(4,538)
Net cash provided by (used in) investing activities	19,950	(26,009)

Cash flow from financing activities:
Borrowings under bank and other long-term obligations	-	45,072
Proceeds from issuance of common stock	648	747
Stock repurchases	(3,916)	(10,100)
Repayment of bank and other long term obligations	(5,943)	-
Net cash provided by (used in) financing activities	(9,211)	35,719
Net cash provided by continuing operations	2,910	5,798

Cash flow from discontinued operations:
Income from discontinued operations	-	3,628

Adjustments to reconcile income to net cash used in discontinued operations:
Depreciation and amortization	-	5,223
Changes in operating assets and liabilities of discontinued operations, including fees and expenses of disposal	-	(9,181)
Capital expenditures	-	(4,997)
Net cash used in discontinued operations	-	(5,327)

Net increase in cash	$2,910	$471
Cash at the beginning of the period	5,310	343

Cash at the end of the period	$8,220	$814

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

(amounts in thousands)

(unaudited)

	2001	2000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$3,059
Income taxes	$(42)	$(98)

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(All dollar amounts are in thousands)

(unaudited)

1.             Summary of significant accounting policies

Fiscal period - The Company uses a fifty-two, fifty-three week fiscal year.  Fiscal periods end on the Sunday nearest the end of the month.  For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period.  The three-month and six-month periods ended December 31, 2001 and 2000 each contained thirteen weeks and twenty-six weeks respectively.

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

Commodity Derivative Instruments – The Company historically utilized derivative financial instruments to reduce market fluctuations in commodity (copper wire) and foreign currency (peso related labor costs) exposures specific to businesses included as discontinued operations.  As a condition to the sale of its Lighting business on June 15, 2001, the Company agreed to provide for a period of five months following the sale, a fixed peso to dollar conversion rate for a specified amount of peso denominated costs.  The Company’s use of derivative instruments included only peso futures contracts related to this obligation.  The contract terms of these derivatives extended through November 30, 2001 and were completed through a financial settlement and not through the physical receipt of the currency.  This derivative did not qualify for hedge treatment under SFAS No. 133.  The Company included in its loss on sale of the Lighting business, the difference between the guaranteed conversion rate and the market rate at the sale date.  Changes in fair value were being recorded against the loss on sale of the Lighting business.  With the completion of the peso transactions on November 30, 2001, the Company currently has no derivative instruments outstanding.  The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments.  The Company’s policy prohibits the use of derivative financial instruments for speculative or trading purposes.

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and its amendments, Statements 137 and 138 (“SFAS 133”).  Under SFAS 133, all derivative instruments are recognized as assets or liabilities in the balance sheet and measured at fair value.  Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income in the balance sheet until the hedged item is recognized in earnings.  Changes in the fair value of derivative instruments, which are not designated as hedges, are recorded in earnings as the changes occur.

2.             Inventories

Inventories at December 31, 2001 and June 30, 2001 consist of the following:

	December 31	June 30

Raw materials and stock parts	$22,709	$26,186
Work-in-process	8,734	8,839
Finished goods	10,162	13,882
	$42,205	$48,907

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

The Company has from time to time discovered contamination by hazardous substances at certain of its facilities.  In response, the Company conducts remediation activities to bring its facilities into compliance with applicable laws and regulations.  The Company’s remediation activities for the first six months of fiscal 2002 did not involve material expenditures and the Company does not expect its expenditures for the remainder of fiscal 2002 to be material.  The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several facilities and offsite locations.  Its remediation activities as a potentially responsible party were not material for the first six months of fiscal 2002 and are not expected to be material for the remainder of fiscal 2002.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by the governmental authorities, the nature of the Company’s alleged connection to the contaminated property, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation is not expected to be material to the Company’s financial position or results of operatons.

The Company is frequently named, along with numerous other defendants, in asbestos-related lawsuits.  While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking to be dismissed from them and does not believe they will have a material adverse effect on its financial position or results of operations, since it has never produced asbestos-containing products and is either contractually indemnified from or believes that it is not liable for these asbestos-related claims, all of which arise from business operations it acquired and no longer owns.

In connection with certain divestitures, the Company has agreed, from time to time, to indemnify buyers with respect to environmental liabilities associated with the divested operations, subject to various conditions and limitations.  Expenditures related to the Company’s indemnification obligations were not material in the first six months of fiscal 2002 and are not expected to be material in the remainder of fiscal 2002.  Although future expenditures pursuant to such indemnification obligations could be material, depending upon the extent and nature of subsequently discovered contamination, the Company does not expect its obligations to require material expenditures.

Prior to the Company’s purchase of Century Electric, Inc. (“Century Electric”) in 1986, Century Electric acquired a business from Gould Inc. (“Gould”) in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee.  In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (“PCBs”) at the McMinnville facility (the “1983 Indemnity”).  Investigation has revealed the presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples.  Century Electric notified the Tennessee Department of Environment and Conservation, Division of Superfund, of the test results from its investigation and the McMinnville plant is listed as a Tennessee Inactive Hazardous Substance Site.  A report on the site was presented to the Tennessee legislature and community officials and plant employees were notified of the presence of contaminants at the McMinnville facility.  In 1995, Gould completed an interim remedial excavation and disposal of onsite soil containing PCBs.  Gould also conducted preliminary investigation and cleanup of certain onsite and offsite contamination.  The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined, but the Company believes such costs (including ancillary costs) are covered by the 1983 Indemnity.  The Company sold its leasehold interest in the McMinnville plant and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould’s substantial failure to perform such obligations could have a material adverse effect on the Company’s financial position or results of operations.

The Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from Universal’s pre-acquisition activities.  Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport, Connecticut facility (recently sold in connection with the sale of the Transformer business) and defense and indemnification against liability related to offsite disposal locations where Magnetek may have a share of potential response costs.  FOL filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement.  While the Company believes that FOL has substantially completed the clean-up obligations required by the indemnification agreement, its ability to set aside any remaining obligations through bankruptcy or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position or results of operations.

4.             Discontinued Operations

The accompanying financial statements conform to discontinued operations treatment for current and historical periods.  The results of the Company’s electrical product businesses (Lighting and Transformers) are included within discontinued operations.  The $19.5 million classified on the June 30, 2001 balance sheet as net assets of discontinued operations was the receivable value for the sale of the Transformer business on June 29, 2001 and was subsequently collected on July 2, 2001.

On June 15, 2001, the Company sold its Lighting business to Universal Lighting Technologies, Inc., a subsidiary of Littlejohn Fund II, L.P., and on June 29, 2001 sold its Transformer business to American Circuit Breaker Corporation.  Pre-tax proceeds received from the sale of the Lighting business were $105 million and were used to repay borrowings under the Bank Loan Agreement and repurchase shares of the Company’s common stock in fiscal year 2001.  Proceeds from the sale of the Transformer business were received July 2, 2001 and were used to repay borrowings under the Bank Loan Agreement and repurchase shares of the Company’s common stock in fiscal year 2002.  Post closing adjustments are complete for the sale of the Lighting business and are expected to be finalized for the Transformer business in the Company’s third fiscal quarter.

5.             Acquisitions and Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001.  Under SFAS 142, goodwill is no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise.  The Company has completed the initial step of the transitional impairment test required upon adoption of SFAS No. 142 and has determined that there is no impairment to its recorded goodwill balances.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2001	2000	2001	2000

Reported net income	$464	$3,913	$1,546	$6,716
Add back goodwill amortization net of tax	-	316	-	604
	$464	$4,229	$1,546	$7,320
Basic earnings per share:
Reported net income	$0.02	$0.17	$0.07	$0.30
Goodwill amortization net of tax	-	0.02	-	0.03
Adjusted net income	$0.02	$0.19	$0.07	$0.33

Diluted earnings per share:
Reported net income	$0.02	$0.17	$0.07	$0.29
Goodwill amortization net of tax	-	0.01	-	0.03
Adjusted net income	$0.02	$0.18	$0.07	$0.32

6.             Comprehensive Income

During the second quarter of fiscal 2002 and 2001, total comprehensive income was $(1,893) and $3,771 respectively.  For the first six months of fiscal 2002 and fiscal 2001, comprehensive income was $3,268 and $6,218 respectively.

7.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months		Six Months
	Ended December 31		Ended December 31
	2Q	2Q	2Q YTD	2Q YTD
	2001	2000	2001	2000

Basic earnings per share:
Income from continuing operations	$464	$2,090	$1,546	$3,088
Income from discontinued operations	-	1,823	-	3,628
Net income	$464	$3,913	$1,546	$6,716

Weighted average shares for basic earnings per share	22,519	22,356	22,531	22,578

Basic earnings per share:
Income from continuing operations	$0.02	$0.09	$0.07	$0.14
Income from discontinued operations	-	0.08	-	0.16

Basic earnings per share	$0.02	$0.17	$0.07	$0.30

Diluted earnings per share:
Income from continuing operations	$464	$2,090	$1,546	$3,088
Income from discontinued operations	-	1,823	-	3,628
Net income	$464	$3,913	$1,546	$6,716

Weighted average shares for basic earnings per share	22,519	22,356	22,531	22,578
Effect of dilutive stock options	81	575	262	408
Weighted average shares for diluted earnings per share	22,600	22,931	22,793	22,986

Diluted earnings per share:
Income from continuing operations	$0.02	$0.09	$0.07	$0.13
Income from discontinued operations	-	0.08	-	0.16

Diluted earnings per share	$0.02	$0.17	$0.07	$0.29

ITEM 2

Management Discussion AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Three Months ended December 31, 2001 vs. 2000

Net Sales and Gross Profit

Magnetek’s net sales for the second quarter of fiscal 2002 were $47.1 million, a decrease of 42.5% from the second quarter of fiscal 2001 of $81.9 million.  Prior year sales included $19.4 million associated with the standard drives business that was sold on January 29, 2001.  Adjusting for the revenues of the standard drives business, sales in the second quarter of fiscal 2002 declined 24.6% from prior year levels.  The majority of the unfavorable sales performance can be attributed to the Company’s foreign operations that were negatively  impacted by the decline in demand within the telecommunications sector.  Domestic operations experienced softer demand levels in most markets, consistent with the current economic conditions in the U.S.

The Company’s gross profit declined to $10.9 million (23.2% of net sales) in the second quarter of fiscal 2002 compared to $20.2 million (24.6% of net sales) in the second quarter of fiscal 2001.  Relative to the dollar decline from prior year, $4.2 million was associated with the standard drives business sold in January of last year.  The balance of the gross profit decline, reflects the lower sales volume in the quarter compared to the year ago period.

Research and Development and Selling, General and Administrative

Research and development (R&D) expense was $2.3 million (4.9% of net sales) in the second quarter of fiscal 2002 compared to $2.2 million (2.7% of net sales) in the second quarter of fiscal 2001.  Fiscal 2001 research and development expense as a percent of sales was 3.6% after eliminating the effect of sales associated with the standard drives business sold in January of 2001.  Research and development expenses increased in the second quarter of 2002 as the Company continued to invest in new product technologies (e.g. high efficiency dc-dc converters, smart appliances, high power density rectifiers).

Selling, general and administrative (SG&A) expense was $7.9 million (16.9% of net sales) in the second quarter of fiscal 2002 compared to $12.8 million (15.6% of net sales) in the second quarter of fiscal 2001.  The reduction in SG&A expense from the prior year was primarily impacted by the sale of the standard drives business and the elimination of $3.5 million of expense associated with it.  The balance of the expense reduction reflects lower variable support costs due to revenue declines in the quarter and lower discretionary spending.

Interest and Other (Income) Expense

Interest and other (income) expense was income of $.1 million in the second quarter of fiscal 2002 compared to $1.8 million of expense in the second quarter of fiscal 2001.  Interest income was generated by the Company in the second quarter of fiscal 2002 and primarily reflects the positive cash balances that exist due to the repayment of all domestic bank debt subsequent to the receipt of proceeds from the sale of the Lighting and Transformer businesses in June and July of 2001.  The Company early adopted the new rules for the accounting for goodwill and other intangible assets beginning in fiscal 2002 (see Note 5) and recorded no goodwill amortization in the second quarter of fiscal 2002.

Net Income

The Company recorded an after-tax profit from continuing operations of  $.5 million in the second quarter of fiscal 2002 compared to an after-tax profit of $2.1 million in the second quarter of fiscal 2001.  There were no results for discontinued operations in the second quarter of fiscal 2002 compared to an after-tax profit of $1.8 million in the second quarter of fiscal 2001.  The tax provision in the second quarter of fiscal 2002 was $.3 million (38% effective tax rate) compared to $1.3 million (38% effective tax rate) in the second quarter of fiscal 2001.  The Company expects tax rates used in the second quarter of fiscal 2002 to be used throughout the year.

Results of Operations:

Six Months ended December 31, 2001 vs. 2000

Net Sales and Gross Profit

Net sales for Magnetek for the first six months of fiscal 2002 were $99.5 million, a 35.3% decrease from the $153.7 million for the first six months of fiscal 2001.  Sales of standard drives (business sold in January of 2001) in the first six months of fiscal 2001 were $40.1 million.  Excluding these sales, overall revenues declined 12.4% in the first six months of fiscal 2002 compared to fiscal 2001.  Revenues were adversely affected by the overall weakness in the general economy and in telecommunication markets specifically.

The Company’s gross profit declined to $22.8 million (22.9% of net sales) in the first six months of fiscal 2002, compared to $37.1 million (24.1% of net sales) in the first six months of fiscal 2001.  Adjusting gross profit in fiscal 2001 for the sale of the standard drives business, gross profit in the year earlier period was $28.2 million (24.8% of net sales).  The lower gross profit levels in the first six months of fiscal 2002 are a direct result of the lower revenue levels experienced versus prior year.

Research and Development and Selling, General and Administrative

Research and development (R&D) expense was $4.8 million (4.8% of net sales) in the first six months of fiscal 2002 compared to $4.0 million (2.6% of net sales) in the first six months of fiscal 2001.  Fiscal 2001 research and development expense as a percent of sales was 3.6% after eliminating the effect of sales associated with the standard drives business.  Increased expenditures in R&D were associated with new product development in power electronics and the increased spending related to acquisitions of telecom power businesses that occurred in December of 2000.

Selling, general and administrative (SG&A) expense was $15.7 million (15.8% of net sales) in the first six months of fiscal 2002 versus $24.7 million (16.1% of net sales) in the first six months of fiscal 2001.  Of the decline in SG&A expense, $7.2 million was associated with the standard drives business that was sold in January of 2001.  The balance of the decline in cost was due to lower discretionary spending and the effect of lower variable costs that declined with the reduced sales volumes.

Interest and Other (Income) Expense

Interest and other (income) expense was income of $.2 million in the first six months of fiscal 2002 compared to $3.4 million of expense in the first six months of fiscal 2001. The Company benefited in fiscal 2002 as proceeds from the sale of the Lighting and Transformer businesses eliminated all domestic bank debt in July of 2001.  The Company early adopted the new rules for the accounting for goodwill and other intangible assets beginning in fiscal 2002 (see Note 5) and recorded no goodwill amortization in the first six months of fiscal 2002.

Net Income

The Company recorded an after-tax profit from continuing operations of $1.5 million in the first six months of fiscal 2002 compared to an after-tax profit of $3.1 million in the first six months of fiscal 2001.  Results for discontinued operations in the first six months of fiscal 2001 were an after-tax profit of $3.6 million; there was no reported activity for discontinued operations in the first six months of fiscal 2002.  The tax provision in the first six months of fiscal 2002 was $.9 million (38% effective tax rate) compared to $1.9 million (38% effective tax rate) in the first six months of fiscal 2001.  The Company expects the tax rate used in the first six months of fiscal 2002 to continue throughout the year.

Liquidity and Capital Resources

At December 31, 2001, the Company had an agreement with a group of banks to borrow up to $60 million under a revolving loan facility through June 2002.  Currently, borrowings under the Bank Loan Agreement bear interest at the bank’s prime lending rate plus one-half percent or, at the Company’s option, the London Interbank Offered Rate plus two percent.  These rates may be reduced or increased based upon the level of certain debt-to-cash flow ratios.  As of December 31, 2001, the Company had $54.4 million of borrowing availability under this facility.  During the first six months of fiscal 2002, the Company repurchased 359,800 common shares for approximately $3.9 million in open market transactions.  Common stock repurchases made in the first quarter of fiscal 2002 completed the Company’s previously approved ten million-share stock repurchase program.  Subsequent repurchases are included under an additional repurchase program of up to 2.26 million shares authorized on September 17, 2001 by the Board of Directors.

ITEM 3

Qualitative and Quantitative Disclosure About Market Risk

The Company is exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, the Company selectively utilizes specific financial instruments.  Company policy clearly prohibits the use of such financial instruments for trading or speculative purposes.  There have been no material changes in the reported market risks since that reported in the Company’s Annual Report on Form 10-K dated June 30, 2001.

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

MAGNETEK, INC.
(Registrant)

Date:	February 13, 2001	/s/ David P. Reiland
David P. Reiland Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)