Form 10-Q
period 2002-03-31
MAGNETEK INC
filed 2002-05-14
CIK 751085

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2002

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

Yes   ☒     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of May 3, 2002, 22,528,335 shares.

2002 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER AND NINE MONTHS ENDED MARCH 31, 2002

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2002 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 2002 and 2001. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K. Results for the three-months and nine-months ended March 31, 2002 are not necessarily indicative of results which may be experienced for the full fiscal year.

This document contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties which, in many cases, are beyond the control of the Company. These include, but are not limited to, economic conditions in general, business conditions in energy and electronic equipment markets, competitive factors such as pricing and technology, risks associated with acquisitions and divestitures, and the risk that the Company’s ultimate costs of doing business exceeds present estimates. Further information on factors that could affect Magnetek’s financial results can be found in the Company’s filings with the Securities and Exchange Commission.

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED

March 31, 2002 and 2001

(amounts in thousands except per share data)

(unaudited)

	2002	2001

Net sales	$44,444	$78,956
Cost of sales	33,917	57,702

Gross profit	10,527	21,254
Research and development	2,472	2,698
Selling, general and administrative	7,499	11,478

Income from operations	556	7,078
Interest and other expense	68	1,781

Income from continuing operations before provision for income taxes	488	5,297
Provision for income taxes	186	2,015
Income from continuing operations	302	3,282
Discontinued operations -
Loss from operations (net of taxes)	—	(1,091)
Net income	$302	$2,191

Earnings per common share

Basic:
Income from continuing operations	$0.01	$0.15
Loss from discontinued operations	—	(0.05)
Net income	$0.01	$0.10

Diluted:
Income from continuing operations	$0.01	$0.14
Loss from discontinued operations	—	(0.04)
Net income	$0.01	$0.10

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE NINE MONTHS ENDED

March 31, 2002 and 2001

(amounts in thousands except per share data)

(unaudited)

	2002	2001

Net sales	$143,987	$232,694
Cost of sales	110,689	174,317

Gross profit	33,298	58,377
Research and development	7,237	6,738
Selling, general and administrative	23,237	36,201

Income from operations	2,824	15,438
Interest and other (income) expense	(158)	5,151

Income from continuing operations before provision for income taxes	2,982	10,287
Provision for income taxes	1,134	3,917
Income from continuing operations	1,848	6,370
Discontinued operations -
Income from operations (net of taxes)	—	2,537
Net income	$1,848	$8,907

Earnings per common share

Basic:
Income from continuing operations	$0.08	$0.29
Income from discontinued operations	—	0.11
Net income	$0.08	$0.40

Diluted:
Income from continuing operations	$0.08	$0.28
Income from discontinued operations	—	0.11
Net income	$0.08	$0.39

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2002 and JUNE 30, 2001

(amounts in thousands)

	March 31	June 30
	(unaudited)
ASSETS

Current assets:
Cash	$5,006	$5,310
Accounts receivable	42,392	51,074
Inventories	40,411	48,907
Prepaid expenses and other	11,384	11,677
Total current assets	99,193	116,968

Property, plant and equipment	84,842	76,602

Less-accumulated depreciation and amortization	54,030	45,664
	30,812	30,938

Net assets of discontinued operations	—	19,500
Goodwill	90,059	88,784
Prepaid pension and other assets	64,929	65,564
Total Assets	$284,993	$321,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,197	$33,946
Accrued liabilities	21,166	33,743
Current portion of long-term debt	709	5,822
Total current liabilities	41,072	73,511

Long-term debt, net of current portion	6,177	4,312

Other long-term obligations	36,017	37,915

Deferred income taxes	17,104	22,309

Commitments and contingencies

Stockholders’ equity
Common stock	225	227
Paid in capital in excess of par value	94,952	97,951
Retained earnings	116,243	114,395
Accumulated other comprehensive loss	(26,797)	(28,866)
Total stockholders’ equity	184,623	183,707

Total Liabilities and Stockholders’ Equity	$284,993	$321,754

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED

March 31, 2002 and 2001

(amounts in thousands except per share data)

(unaudited)

	2002	2001
Cash flows from operating activities:
Net income from continuing operations	$1,848	$6,370
Adjustments to reconcile income to net cash used in operating activities:
Depreciation	6,553	8,001
Amortization	—	2,176
Changes in operating assets and liabilities of continuing operations	(21,507)	(25,137)
Total adjustments	(14,954)	(14,960)
Net cash used in operating activities	(13,106)	(8,590)

Cash flows from investing activities:
Proceeds from sale of discontinued businesses and other assets	24,414	28,428
Purchase of and investment in companies, net of cash acquired	—	(33,071)
Capital expenditures	(5,363)	(6,166)
Net cash provided by (used in) investing activities	19,051	(10,809)

Cash flow from financing activities:
Borrowings under bank and other long-term obligations	2,911	34,709
Proceeds from issuance of common stock	915	925
Stock repurchases	(3,916)	(10,229)
Repayment of bank and other long term obligations	(6,159)	—
Net cash provided by (used in) financing activities	(6,249)	25,405
Net cash provided by (used in) continuing operations	(304)	6,006

Cash flow from discontinued operations:
Income from discontinued operations	—	2,537

Adjustments to reconcile income to net cash used in discontinued operations:
Depreciation and amortization	—	7,903
Changes in operating assets and liabilities of discontinued operations, including fees and expenses of disposal	—	(8,226)
Capital expenditures	—	(7,855)
Net cash used in discontinued operations	—	(5,641)

Net increase (decrease) in cash	$(304)	$365
Cash at the beginning of the period	5,310	343
Cash at the end of the period	$5,006	$708

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$327	$4,966
Income taxes	$5,977	$43

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(All dollar amounts are in thousands)

(unaudited)

1.      Summary of significant accounting policies

Fiscal period – The Company uses a fifty-two, fifty-three week fiscal year. Fiscal periods end on the Sunday nearest the end of the month. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and nine-month periods ended March 31, 2002 and 2001 each contained thirteen weeks and thirty-nine weeks, respectively.

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

2.      Inventories

Inventories at March 31, 2002 and June 30, 2001 consist of the following:

	March 31	June 30

Raw materials	$25,586	$26,186
Work-in-process	9,394	8,839
Finished goods	5,431	13,882
	$40,411	$48,907

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

The Company has from time to time discovered contamination by hazardous substances at certain of its facilities. In response, the Company conducts remediation activities to bring its facilities into compliance with applicable laws and regulations. The Company’s remediation activities for the first nine months of fiscal 2002 did not involve material expenditures and the Company does not expect its expenditures for the remainder of fiscal 2002 to be material. The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several facilities and offsite locations. Its remediation activities as a potentially responsible party were not material for the first nine months of fiscal 2002 and are not expected to be material for the remainder of fiscal 2002. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by the governmental authorities, the nature of the Company’s alleged connection to the contaminated property, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation is not expected to be material to the Company’s financial position or results of operations.

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

In connection with certain divestitures, the Company has agreed, from time to time, to indemnify buyers with respect to environmental liabilities associated with the divested operations, subject to various conditions and limitations. Expenditures related to the Company’s indemnification obligations were not material in the first nine months of fiscal 2002 and are not expected to be material in the remainder of fiscal 2002. Although future expenditures pursuant to such indemnification obligations could be material, depending upon the extent and nature of subsequently discovered contamination, the Company does not expect its obligations to require material expenditures.

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

On June 15, 2001, the Company sold its Lighting business to Universal Lighting Technologies, Inc., a subsidiary of Littlejohn Fund II, L.P., and on June 29, 2001 sold its Transformer business to American Circuit Breaker Corporation. Pre-tax proceeds received from the sale of the Lighting business were $105 million and were used to repay borrowings under the Bank Loan Agreement and repurchase shares of the Company’s common stock in fiscal year 2001. Proceeds from the sale of the Transformer business were received July 2, 2001 and were used to repay borrowings under the Bank Loan Agreement and repurchase shares of the Company’s common stock in fiscal year 2002. Post closing adjustments are complete for the sale of the Lighting business and are expected to be finalized for the Transformer business in the Company’s fourth fiscal quarter.

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

	Three Months Ended March 31		Nine Months Ended March 31

	2002	2001	2002	2001
Reported net income	$302	$2,191	$1,848	$8,907
Add back goodwill amortization net of tax	—	370	—	973
	$302	$2,561	$1,848	$9,880
Basic earnings per share:
Reported net income	$0.01	$0.10	$0.08	$0.40
Goodwill amortization net of tax	—	0.02	—	0.04
Adjusted net income	$0.01	$0.12	$0.08	$0.44

Diluted earnings per share:
Reported net income	$0.01	$0.10	$0.08	$0.39
Goodwill amortization net of tax	—	0.01	—	0.04
Adjusted net income	$0.01	$0.11	$0.08	$0.43

6.      Comprehensive Income

During the third quarter of fiscal 2002 and 2001, total comprehensive income was $649 and $1,090 respectively. For the first nine months of fiscal 2002 and fiscal 2001, comprehensive income was $3,917 and $7,308 respectively.

7.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31		Nine Months Ended March 31
	3Q 2002	3Q 2001	3Q YTD 2002	3Q YTD 2001
Basic earnings per share:
Income from continuing operations	$302	$3,282	$1,848	$6,370
Income (loss) from discontinued operations	—	(1,091)	—	2,537
Net income	$302	$2,191	$1,848	$8,907

Weighted average shares for basic earnings per share	22,455	22,266	22,505	22,474

Basic earnings per share:
Income from continuing operations	$0.01	$0.15	$0.08	$0.29
Income (loss) from discontinued operations	—	(0.05)	—	0.11

Basic earnings per share	$0.01	$0.10	$0.08	$0.40

Diluted earnings per share:
Income from continuing operations	$302	$3,282	$1,848	$6,370
Income (loss) from discontinued operations	—	(1,091)	—	2,537
Net income	$302	$2,191	$1,848	$8,907

Weighted average shares for basic earnings per share	22,455	22,266	22,505	22,474
Effect of dilutive stock options	395	547	341	466
Weighted average shares for diluted earnings per share	22,850	22,813	22,846	22,940

Diluted earnings per share:
Income from continuing operations	$0.01	$0.14	$0.08	$0.28
Income (loss) from discontinued operations	—	(0.04)	—	0.11

Diluted earnings per share	$0.01	$0.10	$0.08	$0.39

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months ended March 31, 2002 vs. 2001

Net Sales and Gross Profit

Magnetek’s net sales for the third quarter of fiscal 2002 were $44.4 million, a decrease of 43.7% from the third quarter of fiscal 2001 of $79.0 million. Prior year sales included $5.4 million associated with the standard drives business that was sold on January 29, 2001. Adjusting for the revenues of the standard drives business, sales in the third quarter of fiscal 2002 declined 39.7% from prior year levels. The decline in sales was primarily a function of reduced demand in the telecommunications sector. Both foreign and domestic operations experienced sluggish activity for complete power systems units and individual components.

The Company’s gross profit declined to $10.5 million (23.7% of net sales) in the third quarter of fiscal 2002 compared to $21.3 million (26.9% of net sales) in the third quarter of fiscal 2001. Of the dollar decline from prior year, $1.1 million was associated with the standard drives business sold in January of last year. The balance of the gross profit decline reflects the diminished sales volume in the current quarter compared to the year ago period.

Research and Development and Selling, General and Administrative

Research and development (R&D) expense was $2.5 million (5.6% of net sales) in the third quarter of fiscal 2002 compared to $2.7 million (3.4% of net sales) in the third quarter of fiscal 2001. Fiscal 2001 research and development expense as a percent of sales was 3.7% after eliminating the effect of sales associated with the standard drives business sold in January of 2001. Research and development expenses declined modestly in the third quarter of 2002 but the Company continues to invest in developing new products (e.g. high efficiency dc-dc converters, smart appliances, high power density rectifiers).

Selling, general and administrative (SG&A) expense was $7.5 million (16.9% of net sales) in the third quarter of fiscal 2002 compared to $11.5 million (14.5% of net sales) in the third quarter of fiscal 2001. The reduction in SG&A expense from the prior year was impacted by the sale of the standard drives business and the elimination of $.9 million of expense associated with it, lower variable costs due to overall revenue declines in the quarter and restricted discretionary spending.

Interest and Other (Income) Expense

Interest and other expense was $.1 million in the third quarter of fiscal 2002 compared to $1.8 million in the third quarter of fiscal 2001. The Company early adopted the new rules for the accounting for goodwill and other intangible assets beginning in fiscal 2002 (see Note 5) and recorded no goodwill amortization in the third quarter of fiscal 2002.

Net Income

The Company recorded an after-tax profit from continuing operations of $.3 million in the third quarter of fiscal 2002 compared to an after-tax profit of $3.3 million in the third quarter of fiscal 2001. There were no results for discontinued operations in the third quarter of fiscal 2002 compared to an after-tax loss of $1.1 million in the third quarter of fiscal 2001. The tax provision in the third quarter of fiscal 2002 was $.2 million (38% effective tax rate) compared to $2.0 million (38% effective tax rate) in the third quarter of fiscal 2001. The Company expects tax rates used in the third quarter of fiscal 2002 to be used throughout the year.

RESULTS OF OPERATIONS:

Nine Months ended March 31, 2002 vs. 2001

Net Sales and Gross Profit

Net sales for Magnetek for the first nine months of fiscal 2002 were $144.0 million, a 38.1% decrease from the $232.7 million for the first nine months of fiscal 2001. Sales of standard drives (business sold in January of 2001) in the first nine months of fiscal 2001 were $45.5 million. Excluding these sales, overall revenues declined 23.1% in the first nine months of fiscal 2002 compared to fiscal 2001. Revenues continue to be adversely affected by the weakness in the general economy and in telecommunication markets specifically.

The Company’s gross profit declined to $33.3 million (23.1% of net sales) in the first nine months of fiscal 2002, compared to $58.4 million (25.1% of net sales) in the first nine months of fiscal 2001. Adjusting gross profit in fiscal 2001 for the sale of the standard drives business, gross profit in the year earlier period was $48.4 million (25.8% of net sales). The lower gross profit levels in the first nine months of fiscal 2002 are a direct result of the lower revenue levels experienced versus prior year.

Research and Development and Selling, General and Administrative

Research and development (R&D) expense was $7.2 million (5.0% of net sales) in the first nine months of fiscal 2002 compared to $6.7 million (2.9% of net sales) in the first nine months of fiscal 2001. Fiscal 2001 research and development expense as a percent of sales was 3.6% after eliminating the effect of sales associated with the standard drives business. Increased expenditures in R&D were associated with new product development in power electronics and the increased spending related to acquisitions of telecom power businesses that occurred in the second and third quarters of fiscal 2001.

Selling, general and administrative (SG&A) expense was $23.2 million (16.1% of net sales) in the first nine months of fiscal 2002 versus $36.2 million (15.6% of net sales) in the first nine months of fiscal 2001. Of the decline in SG&A expense, $8.1 million was associated with the standard drives business that was sold in January of 2001. The balance of the decline in cost was due to lower discretionary spending and the effect of lower variable costs that declined with the reduced sales volumes.

Interest and Other (Income) Expense

Interest and other (income) expense was income of $.2 million in the first nine months of fiscal 2002 compared to $5.2 million of expense in the first nine months of fiscal 2001. The Company benefited in the first nine months of fiscal 2002 as proceeds from the sale of the Lighting and Transformer businesses eliminated all domestic bank debt in July of 2001. The Company early adopted the new rules for the accounting for goodwill and other intangible assets beginning in fiscal 2002 (see Note 5) and recorded no goodwill amortization in the first nine months of fiscal 2002.

Net Income

The Company recorded an after-tax profit from continuing operations of $1.8 million in the first nine months of fiscal 2002 compared to an after-tax profit of $6.4 million in the first nine months of fiscal 2001. Results for discontinued operations in the first nine months of fiscal 2001 were an after-tax profit of $2.5 million; there was no reported activity for discontinued operations in the first nine months of fiscal 2002. The tax provision in the first nine months of fiscal 2002 was $1.1 million (38% effective tax rate) compared to $3.9 million (38% effective tax rate) in the first nine months of fiscal 2001. The Company expects the tax rate used in the first nine months of fiscal 2002 to continue throughout the year.

Liquidity and Capital Resources

At March 31, 2002, the Company had an agreement with a group of banks to borrow up to $60 million under a revolving loan facility through June 2002. Currently, borrowings under the Bank Loan Agreement bear interest at the bank’s prime lending rate plus one-half percent or, at the Company’s option, the London Interbank Offered Rate plus two percent. These rates may be reduced or increased based upon the level of certain debt-to-cash flow ratios. As of March 31, 2002, the Company had $53.4 million of borrowing availability under this facility. During the first nine months of fiscal 2002, the Company repurchased 359,800 common shares for approximately $3.9 million in open market transactions. Common stock repurchases made in the first quarter of fiscal 2002 completed the Company’s previously approved ten million-share stock repurchase program. Subsequent repurchases are included under an additional repurchase program of up to 2.26 million shares authorized on September 17, 2001 by the Board of Directors.

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

10.17 Amendment to Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: May 14, 2002	/s/ David P. Reiland
David P. Reiland
Executive Vice President and Chief Financial Officer
(Duly authorized officer of the registrant and principal financial officer)