Form 10-K
period 2002-06-30
MAGNETEK INC
filed 2002-09-26
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10233

MAGNETEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10900 Wilshire Boulevard, Suite 850 Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:    (310) 208-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by the New York Stock Exchange, on September 6, 2002) was $105,253,350.

        The number of shares outstanding of the Registrant's Common Stock, as of September 6, 2002 was 23,615,954 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Magnetek, Inc. 2002 Annual Report for the year ended June 30, 2002 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the Magnetek, Inc. 2002 Annual Report is not deemed filed as part of this Report.

        Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2002 are incorporated by reference into Part III hereof.

MAGNETEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2002(1)

(1)
The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the fiscal year ended on June 30. Fiscal years 2002 and 2001 contained 52 weeks and fiscal year 2000 contained 53 weeks.

PART I

ITEM 1. BUSINESS.

General

        Magnetek, Inc. ("Magnetek" or "the Company") supplies digital power-electronic products used in information technology and industrial, communications, consumer and other markets. These products usually take the form of sub-systems. They are sold directly or through agents to original equipment manufacturers (OEMs) for incorporation into their products, to system integrators and value-added resellers for assembly and installation in end-user systems, and to distributors for resale to OEMs, contractors and end users for repair and replacement purposes. Founded in July 1984 and listed on the New York Stock Exchange in July 1989 (NYSE: MAG), Magnetek operates six factories in North America, three in Europe and one in China, together employing approximately 1,600 people worldwide. The Company operates in a single segment called Digital Power Products, which includes two broad product lines, Power Controls and Industrial Controls.

Digital Power Products

        General.    Magnetek ranks among the world's 15 largest independent makers of OEM power supplies. It is an acknowledged innovator in power-electronic sub-systems design, thermal management technology and the application of microprocessors and micro-controllers in digital power-electronic products. International sales accounted for 34% of the Company's net sales and no single customer accounted for 10% or more of revenue in fiscal 2002.

        Power Controls.    Power control products accounted for approximately 65% of Magnetek's net sales in fiscal 2002. The Company's "embedded" power controls, which are sold to original equipment manufacturers for installation in their products, include: Ac-to-Dc switching power supplies, Ac-to-Dc rectifiers/battery chargers, Dc-to-Dc power converters, Dc-to-Ac power inverters and peripheral component interconnects (PCIs). These products are used primarily in telecommunications, data-processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances. Principal customers include IBM, Siemens, Merloni, Motorola, InFocus, General Electric, Electrolux, Ericsson, Nokia, Comverse and Convert Italia. The Company's power control products also include complete turn-key Dc power systems engineering, furnishing and installation for telecom and networking applications. Principal customers for these systems and services include Verizon, Nortel, SBC, Ameritech, Cingular, Airtech, Motorola, Qwest and Sprint.

        Industrial Controls.    Industrial control products accounted for approximately 35% of the Company's net sales in fiscal 2002. Magnetek's industrial control products consist primarily of programmable motion control and power conditioning systems. They include alternating current (Ac) and direct current (Dc) variable-frequency motor drives (VFDs) and inverters, voltage regulators and related software. Magnetek's VFDs are most often utilized in definite-purpose applications, such as materials handling and people moving. The Company is North America's largest supplier of VFDs and related software and accessories for controlling overhead cranes, hoists and elevators. Principal customers include the world's leading elevator and mining machinery builders and most of the industrial crane and hoist companies in North America. Magnetek also manufactures voltage regulators for distributed power generators and is the world's largest builder of power conditioners for stationary fuel cells. Principal customers for these products are Leroy Somer and United Technologies.

        Backlog.    Backlog as of June 30, 2002 was $53.4 million versus $75.2 million at the end of fiscal 2001. Decreased backlog reflects reduced overall economic activity and specific weaknesses in telecommunications and information technology markets.

        Competition.    Magnetek's primary competitors include Delta Electronics, Emerson/Astec/APS, Artesyn Technologies, Invensys/Lambda, Power-One, Celestica, C&D Technologies, SL Industries, Tyco,

Marconi/Lorain, Yaskawa, KCI/Konecranes, OMRON, KEB, Peco II, Vicor, and Basler. Some of these companies have substantially greater resources than Magnetek.

Competitive Strengths

        Management believes that Magnetek benefits most from competitive advantages in the following areas:

        Technological Capabilities.    Magnetek emphasizes and leverages its ability to provide custom-designed and customized solutions for power and motion control applications through digital power-electronic technology. The Company recruits top talent from universities that stress power electronics in their curricula, and its technical personnel possess substantial expertise in disciplines central to digital power systems. These include: analog-to-digital circuit design; thermal management technology; and the application of microprocessors, digital signal processors and software algorithms in the development of "smart" power products.

        Customer Relationships.    Magnetek has established long-term relationships with major manufacturers of data-processing and telecommunications equipment and systems, business machines, medical electronics, power generators and fuel cells, cranes and hoists, mining equipment and elevators, among others. The Company believes that these relationships have resulted from: its responsiveness; its readiness to meet special customer requirements based on innovative technology; the quality and cost-effectiveness of its products; its commitment to stand behind its products; and its after-sale service. As a supplier of custom and customized products and systems, maintenance and development of customer relationships are important strategic priorities of the Company.

        Manufacturing and Systems Integration.    Magnetek competes as a high-quality, cost-effective supplier of digital power subsystems that are incorporated into customers' products, systems and operations. The Company has taken steps to enhance its competitive position by locating new production facilities in low-cost labor areas, implementing demand-flow and cellular manufacturing techniques, and investing in state-of-the-art manufacturing capabilities, such as surface-mount machinery and advanced electronic test equipment, to enhance its product quality and reliability. The Company also integrates its power-electronic sub-systems into complete systems for providing power and control for certain end-use markets and customers, and believes that its system-integration capability represents an advantage, especially in the industrial and telecommunications markets in which it competes.

        Product Breadth and Market Diversity.    Magnetek provides a broad diversity of products in each of its product lines. Since product breadth is an important consideration for many customers in their selection of suppliers, the Company's breadth of product offerings has been an advantage in penetrating and maintaining OEM relationships and, prospectively, in establishing channel partnerships. Magnetek also addresses a variety of end-markets and a wide range of customers in the belief that reduction of dependence on a limited number of markets or customers both reduces the Company's susceptibility to economic cycles and increases its prospects for profitable growth.

Competitive Weaknesses

        Management considers the following to be Magnetek's primary competitive weaknesses:

        Brand Recognition.    According to MicroTech Consultants, a power industry research firm, Magnetek ranks among the world's 15 largest independent manufacturers of OEM power supplies. However, the power products industry is very fragmented, the Company's Power Controls business is European-based, and its primary Industrial Controls business was acquired relatively recently. Consequently, the Magnetek brand name is not as well known in the important North American market as some of its competitors' brands. Accordingly, the Company has launched an aggressive marketing communications effort to familiarize North American power electronics customers with the Magnetek brand, and is continuing to rely on the established brand names of its recently acquired Industrial Controls business until such time as the Magnetek name is better known among industrial controls users.

        Power Controls Marketing Channels.    Historically, Magnetek has been primarily a manufacturer of custom power supplies and has not had a broad offering of "standard" products, wherein certain basic features and form factors are set by industry codes. Therefore, while the Company is well known among users of custom power supplies, it is not as well known among users of standard power products, and presently does not have well established channels for reaching them. However, Magnetek has aggressively expanded its product offering, turning product-line breadth into a potential competitive strength. Armed with this expanded product offering, the Company has been able to retain proven sales managers experienced in market channel development and management, who are now enlisting leading electronics manufacturers sales representative firms, distributors and VARs in both North America and Europe to reach users of industry standard power products.

Restructuring and Current Strategy

        Since the mid-1990s, Magnetek has undertaken a series of strategic initiatives to strengthen its financial position, tighten its business focus and improve its competitiveness. Most recently, a number of electrical commodity product businesses, representing more than three quarters of the Company's revenue, were divested (Motors and Generators in 1999 and Standard Drives, Lighting Ballasts and Component Transformers in 2001). Proceeds from these divestitures were applied to eliminate the Company's long-term debt, repurchase Company stock, and make selective product-line acquisitions. The Company intends to continue to build on the competitive strengths and strategy described above by expanding its portfolio of digital power-electronic products through research and development, and may make acquisitions that complement its existing technologies, afford access to attractive new markets, and strengthen its marketing channels.

        Management believes that attractive growth opportunities exist in North American and Asian markets for Magnetek Power Control products that have achieved substantial market positions in Europe, and that attractive growth opportunities may exist in European and Asian markets for Magnetek Industrial Control products that have achieved substantial market positions in North America.

International Operations

        International sales accounted for 34% of Magnetek's net revenues in fiscal 2002. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. In Europe the Company operates three manufacturing facilities, one in Italy and two in Hungary, and employs approximately 900 people. During fiscal 2002, the Company opened and is currently staffing and commencing operations at a manufacturing facility in Shen-Zhen, China.

        For the Company's 2002, 2001 and 2000 fiscal years, revenues derived from domestic sales were $123.7 million, $205.9 million, and $212.3 million, respectively, and revenues derived from international sales were $64.5 million, $92.3 million, and $81.3 million, respectively.

Seasonality

        Historically, Magnetek's business has tended to be seasonal, the first two quarters of the fiscal year being somewhat weaker than the last two due primarily to customer plant closures during holidays and traditional vacation periods. The first fiscal quarter (July-September) includes plant closures, typically up to two weeks in July in North America and throughout the month of August in Europe. The second fiscal quarter (September-December) includes religious and year-end holidays in both North America and Europe. Also, customers who budget on a calendar-year basis typically begin spending on new programs in January with many programs scheduled for completion prior to the summer vacation period, making the January-June period (the second half of Magnetek's fiscal year) stronger than the July-December period. Management estimates that, all else being equal, seasonality may create a 10-20% differential between the Company's fiscal first- and second-half revenues.

Suppliers and Raw Materials

        Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2002, raw materials purchases accounted for approximately 58% of the Company's cost of sales. Production of digital power products depends heavily on various electronic components. The Company seeks to obtain competitive pricing on these raw materials by utilizing multiple suppliers available to its North American and European operations, leveraging its combined purchasing requirements, and utilizing internet sources when appropriate.

        Based on analyses of the costs and benefits of its level of vertical integration, Magnetek is continuing to increase its outsourcing of certain materials and component parts that were previously produced internally.

Research and Development

        Magnetek's research and development activities, which are conducted primarily at advanced development centers in Valdarno, Italy, Chatsworth, California and Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers' specific needs. Total research and development expenditures were approximately $9.8 million, $9.4 million and $8.1 million, respectively, for the 2002, 2001 and 2000 fiscal years.

Intellectual Property

        Magnetek holds numerous patents, trademarks and copyrights, and believes that it holds or licenses all of the patent, trademark, copyright and other intellectual property rights necessary to conduct its business. The Company generally relies upon patents, copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. There can be no assurance that any of its patents or trademarks will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek's technology. Further, the laws of some foreign countries may not permit the protection of Magnetek's proprietary rights to the same extent as do the laws of the United States. Although the Company believes the protection afforded by its patents, patent applications, trademarks and copyrights has value, the rapidly changing technology in the digital power products industry and shortened product life cycles make Magnetek's future success dependent primarily on the innovative skills, technological expertise, research and development and management abilities of its employees rather than on patent, copyright, and trademark protection.

Employees

        As of September 1, 2002, the Company had approximately 700 salaried employees and approximately 900 hourly employees, of whom approximately 500 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

Environmental Matters—General

        The Company has from time to time discovered the existence of hazardous substances at certain of its facilities. In response, the Company conducts remediation activities to bring its facilities into compliance with applicable laws and regulations. The Company's remediation activities for fiscal 2002 did not involve material expenditures, and the Company does not expect its expenditures for fiscal 2003 to be material. The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several facilities and offsite locations. Its remediation activities as a potentially responsible party were not material for fiscal 2002 and are not expected to be material for fiscal 2003. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation is not expected to be material.

        In connection with certain divestitures, the Company has agreed, from time to time, to indemnify buyers with respect to environmental liabilities associated with the divested operations, subject to various conditions and limitations. Expenditures related to the Company's indemnification obligations were not material in fiscal 2002 and are not expected to be material in fiscal 2003. Although future expenditures pursuant to such indemnification obligations could be material, depending upon the extent and nature of subsequently discovered contamination, the Company does not expect its obligations to require material expenditures.

Century Electric (McMinnville, Tennessee)

        Prior to the Company's purchase of Century Electric, Inc. (Century Electric) in 1986, Century Electric acquired a business from Gould Inc. ("Gould") in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. In connection with this acquisition, Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (PCBs) at the McMinnville facility (the 1983 Indemnity). Investigation has revealed the presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples. Century Electric notified the Tennessee Department of Environment and Conservation, Division of Superfund, of the test results from its investigation and the McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site. A report on the site was presented to the Tennessee legislature and community officials and plant employees were notified of the presence of contaminants at the McMinnville facility. In 1995, Gould completed an interim remedial excavation and disposal of onsite soil containing PCBs. Gould also conducted a preliminary investigation and cleanup of certain onsite and offsite contamination. The cost of any further investigation and cleanup of onsite and offsite contamination cannot presently be determined, but the Company believes such costs (including ancillary costs) are covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould's substantial failure to perform such obligations could have a material adverse effect on the Company's financial position or results of operations.

Effect of Fruit of the Loom Bankruptcy

        The Company acquired the stock of Universal Manufacturing Company (Universal) from a predecessor of Fruit of the Loom (FOL), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from Universal's pre-acquisition activities.

Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport, Connecticut facility (recently sold in connection with the sale of the transformer business) and defense and indemnification against liability related to offsite disposal locations where Magnetek may have a share of potential response costs. In 1999 FOL filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL has substantially completed the clean-up obligations required by the indemnification agreement. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL's ability to set aside any remaining obligations to the states of Connecticut and New Jersey through bankruptcy, or the discovery of additional environmental contamination at the Bridgeport facility, could have an adverse effect on the Company's financial position or results of operations.

Supplemental Information—Executive Officers of the Company

        The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
Andrew G. Galef	69	Chairman of the Board of Directors, President and Chief Executive Officer
Antonio Canova, Ph.D	60	Executive Vice President, Power Electronics
Alexander Levran, Ph.D	52	Executive Vice President, Technology
Richard L. Pratt	47	Executive Vice President, Telecom Power
David P. Reiland	48	Executive Vice President and Chief Financial Officer
John P. Colling, Jr.	46	Vice President and Treasurer
Peter M. McCormick	42	Vice President, Industrial Controls
Tina D. McKnight	44	Vice President, General Counsel and Secretary

        Mr. Galef has been the Chairman of the Board of Directors since July 1984 and the President and Chief Executive Officer since May 4, 1999. Mr. Galef also served as Chief Executive Officer of the Company from September 1993 until June 1996. He is the sole shareholder and has been the President of The Spectrum Group, Inc., a private investment and management firm, since its incorporation in California in 1978, and has served as its Chairman and Chief Executive Officer since 1987.

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

        Dr. Levran has been Executive Vice President, Technology since January 1995 and was Vice President, Technology from July 1993 until January 1995. Prior to joining the Company, Dr. Levran was Vice President of Engineering and Technology for EPE Technologies, Inc., a subsidiary of Groupe Schneider, from 1991 to June 1993. From 1981 to 1991, Dr. Levran held various engineering management positions with Teledyne Inet, a subsidiary of Teledyne, Inc., most recently as Vice President of Engineering.

        Mr. Pratt has been Executive Vice President with responsibility for the Company's telecom business divisions since the acquisitions of J-Tec during the second quarter of fiscal 2001 and ADS Power Resources, Inc. during the third quarter of fiscal 2001, and for the Industrial Controls business from November of 2000 to July 2002. He joined the Company in 1999 with the acquisition of the EMS group of companies, which he founded in 1985 and where he served as Chairman of the Board and Chief Executive Officer. Mr. Pratt was named Vice President of Sales and Marketing for the Company's consolidated Drives & Systems group in 2000 and later that year became President and General Manager of the Company's Drives & Systems group based in New Berlin, Wisconsin.

        Mr. Reiland has been Executive Vice President since July 1993 and Chief Financial Officer of the Company since July 1988. Mr. Reiland was Senior Vice President from July 1989 until July 1993. He was Controller of the Company from August 1986 to October 1993, and was Vice President, Finance from July 1987 to July 1989. Prior to joining the Company, Mr. Reiland was an Audit Manager with Arthur Andersen & Co. where he served in various capacities since 1980.

        Mr. Colling has been Vice President of the Company since July 1990, Treasurer of the Company since June 1989 and was Assistant Treasurer of the Company from July 1987 to June 1989. Prior to that, Mr. Colling was the Assistant Treasurer of Century Electric, where he served in various capacities since August 1981.

        Mr. McCormick has been Vice President of the Company with responsibility for the Industrial Controls business division since July 2002 and has been President of Industrial Controls since November 1999. He was Vice President of Operations for the drives group from September 1998 until November 1999 and Vice President of the Custom Products business group from June 1996 until September 1998.

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

ITEM 2. PROPERTIES.

        Magnetek's headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased, except for Valdarno, Italy. The Valdarno facility is owned by the Company's subsidiary Magnetek SpA.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Chatsworth, California	2003	48,000	Power supply manufacturing
Dallas, Texas	2005	101,000	Telecom systems manufacturing
Greenville, Ohio	2003	16,000	Telecom systems manufacturing
Los Angeles, California	2005	5,000	Corporate headquarters
Menomonee Falls, Wisconsin	2004	74,000	Industrial controls manufacturing
New Berlin, Wisconsin	2002	38,000	Industrial controls manufacturing
Pomaz, Hungary	2006, 2007	44,000	Power supply manufacturing
Salgotarjan, Hungary	2006	5,000	Power supply manufacturing
Valdarno, Italy	—	183,000	Power supply manufacturing
Mississauga, Canada	2006	17,600	Industrial controls manufacturing
Shenzhen, China	2006	8,000	Power supply manufacturing

        The Company believes its facilities are in satisfactory condition and are adequate for its present operations.

        See Note 6 of Notes to Consolidated Financial Statements with respect to facility equipment subject to encumbrances.

ITEM 3. LEGAL PROCEEDINGS.

Litigation—Product Liability

        The Company is a party to a number of product liability lawsuits, many of which involve fires allegedly caused by defective lighting ballasts. All of these cases are being defended by the Company, and management believes that its insurers will bear all liability, except for applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material effect on the Company. In June 2001 the Company sold its Lighting business (see Note 3 of Notes to Consolidated Financial Statements).

        The Company is frequently named, along with numerous other defendants, in asbestos-related lawsuits. While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking to be dismissed from the proceedings and does not believe the proceedings, individually or in the aggregate, will have a material adverse effect on its finances or operations. The Company has never produced asbestos-containing products and is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims, all of which arise from business operations the Company acquired but no longer owns.

Litigation—Patent Infringement

        In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology. Mr. Nilssen seeks unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denies that any of its products infringe any valid patent and has filed a response asserting its affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Nilssen and also that the asserted patents are invalid. The Company intends to vigorously defend against Nilssen's claims and although it cannot predict the outcome of the lawsuit, management does not believe that the financial impact of this matter will be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the stockholders of the Company during the quarter ended June 30, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 2001 and 2002:

Quarter Ending	High	Low
September 30, 2001	12.69	8.81
December 31, 2001	10.49	7.80
March 31, 2002	12.00	8.91
June 30, 2002	12.73	9.42
September 30, 2000	11.88	7.56
December 31, 2000	14.88	9.94
March 31, 2001	13.60	9.00
June 30, 2001	13.20	8.45

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the ticker symbol "MAG." As of September 6, 2002 there were 229 record holders of its Common Stock.

        Magnetek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 2002 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock except for the repurchase of up to a specified dollar amount of the Company's Common Stock so long as no event of default exists under the loan agreement. On September 17, 2001, the Board of Directors approved the repurchase of up to 2.26 million shares of the Company's Common Stock. As of June 30, 2002, 264,000 shares were repurchased under this program.

        On March 2, 2001, the Company issued an aggregate of 597,691 shares of the Company's Common Stock to the shareholders of ADS Power Resource, Inc. in a privately negotiated transaction involving fewer than 35 persons as part of the merger consideration paid by Magnetek in connection with its acquisition of ADS Power Resources, Inc. The shares were issued at a deemed issue price of $11.16 per share; approximately $6.7 million in the aggregate. The Company's Common Stock issued in the merger are "restricted securities" for purposes of Rule 144 under the Securities Act and each certificate representing any of such shares states on its face that it represents stock that has not been registered under the Securities Act and is not freely transferable.

        On June 27, 2002 the Company contributed 900,000 shares of its Common Stock into the Magnetek, Inc. Flexcare Plus Retirement Pension Plan. The value of that contribution was $9.89 per share and totaled approximately $8.9 million in the aggregate.

ITEM 6. SELECTED FINANCIAL DATA.

        The information called for by this Item 6 is hereby incorporated by reference to the section of the Company's 2002 Annual Report entitled "Selected Financial Data".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information called for by this Item 7 is hereby incorporated by reference to the section of the Company's 2002 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item 7A is hereby incorporated by reference to the section within Item 7, appearing in the Company's 2002 Annual Report, entitled "Quantitative and Qualitative Disclosures About Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information called for by this Item 8 is hereby incorporated by reference to the Company's Financial Statements and the corresponding Report of Ernst & Young LLP, Independent Auditors in the Company's 2002 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Magnetek has had no disagreements with its independent accountants with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information regarding the Company's executive officers called for by this Item 10 is set forth in Part I of this Report on Form 10-K under the heading "Supplemental Information—Executive Officers of the Company". The information regarding the Company's directors called for by this Item 10 is hereby incorporated by reference to the sections of the Company's 2002 Proxy Statement entitled "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION.

        The information called for by this Item 11 is hereby incorporated by reference to the section of the Company's 2002 Proxy Statement entitled "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

        The information called for by this Item 12 regarding beneficial ownership by certain persons of more than five percent of any class of the Company's voting securities and by the Company's directors and executive officers is hereby incorporated by reference to the section of the Company's 2002 Proxy Statement entitled "Beneficial Ownership".

Securities Authorized For Issuance Under Equity Compensation Plans

        The Company has no equity compensation plans or individual compensation arrangements under which equity securities of the Company are issuable that have not been approved by its shareholders. The number of securities to be issued upon exercise of outstanding options, warrants, and rights as of the end of fiscal year 2002 for each equity compensation plan approved by shareholders is 5,812,845, all of which are shares of the Company's common stock. The weighted average exercise price of outstanding options, warrants and rights as of the end of fiscal year 2002 is $11.27. The number of shares of common stock remaining available for issuance under equity compensation plans (excluding the 5,812,845 noted above) is 12,871,635.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item 13 is hereby incorporated by reference to the sections of the Company's 2002 Proxy Statement entitled "Transactions With Management and Others" and "Compensation Committee Interlocks and Insider Participation".

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

		EDGARized Form 10-K Page	Annual Report to Stockholders Page
1.	Consolidated Financial Statements
	Consolidated Statements of Income for Years Ended June 30, 2002, 2001 and 2000	—	10
	Consolidated Balance Sheets at June 30, 2002 and 2001	—	11
	Consolidated Statements of Stockholders' Equity for Years Ended June 30, 2002, 2001 and 2000	—	12
	Consolidated Statements of Cash Flows for Years Ended June 30, 2002, 2001 and 2000	—	13
	Notes to Consolidated Financial Statements	—	14
	Report of Ernst & Young LLP, Independent Auditors	—	30
2.	Consolidated Financial Statement Schedule
	Report of Ernst & Young LLP, Independent Auditors	19
	Schedule II—Valuation and Qualifying Accounts	20

        All other financial statement schedules have been omitted because of the absence of conditions under which they are required or applicable, or because the information required is included in the Consolidated Financial Statements and related notes.

3.    Exhibit Index

        The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

Exhibit Number	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	By-laws of the Company, as amended and restated.
4.1	(3)	Specimen Common Stock Certificate.
4.2	(12)	Form of Rights Agreement dated as of March 4, 1997 by and between the Company and The Bank of New York, as Rights Agent, as amended and restated as of February 2, 2000.
4.3	(5)	Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.4	(7)	Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A.

4.5	(25)	Registration Rights Agreement dated as of March 2, 2001 by and between the Company and each ADS shareholder.
10.1	(4)	1987 Stock Option Plan of Magnetek, Inc. ("1987 Plan").
10.2	(5)	Amendments No. 1 and 2 to 1987 Plan.
10.3	(6)	Amendments No. 3 and 4 to 1987 Plan.
10.4	(7)	Amendment No. 5 to 1987 Plan.
10.5	(8)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. ("1989 Plan").
10.6	(7)	Amendment No. 1 to 1989 Plan.
10.7	(7)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1987 Plan and the 1989 Plan.
10.8	(7)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.9	(9)	Magnetek, Inc. 1997 Non-Employee Director Stock Option Plan (the "DSOP").
10.10	(10)	First Amendment to the DSOP dated as of July 26, 2000.
10.11	(6)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.12	(11)	1999 Stock Incentive Plan of the Company (the "1999 Plan").
10.13	(11)	2000 Employee Stock Plan of the Company (the "2000 Plan").
10.14	(7)	Form of Restricted Stock Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.15	(11)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.17	(13)	Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan (the "DDIP").
10.18	(28)	Amendment to the DDIP dated April 17, 2002.
10.19	(29)	2002 Magnetek, Inc. Employee Stock Purchase Plan
10.20	(14)	Non-Qualified Stock Option Agreement between the Company and David P. Reiland.
10.21	(15)	Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.
10.22	(16)	Amendment dated as of January 25, 1995 to the Executive Management Agreement between the Company and The Spectrum Group, Inc.
10.23	(17)	Amendment No. 1 to the Executive Management Agreement dated as of June 30, 2000 between the Company and The Spectrum Group, Inc.
10.24	(18)	Change of Control Agreement dated October 20, 1998 between Antonio Canova and the Company.
10.25	(18)	Change of Control Agreement dated October 20, 1998 between Alexander Levran and the Company.

10.26	(18)	Change of Control Agreement dated October 20, 1998 between David P. Reiland and the Company.
10.27	(18)	Change of Control Agreement dated October 20, 1998 between John P. Colling, Jr. and the Company.
10.28	(19)	Change of Control Agreement dated November 1, 2000 between Tina McKnight and the Company.
10.29	(29)	Change of Control Agreement dated October 31, 2001 between Richard Pratt and the Company.
10.30	(20)	Environmental Agreement among the Company, Universal Manufacturing Corporation and Farley Northwest Industries, Inc., as amended.
10.31	(20)	Letter of Agreement dated as of January 9, 1986 between the Company and Farley Northwest Industries, Inc., pursuant to Stock Purchase Agreement.
10.32	(20)	Tax Agreement dated as of February 12, 1986 between the Company and Farley Northwest Industries, Inc.
10.33	(20)	Agreement dated as of January 9, 1986 between the Company and Farley/Northwest Industries, Inc. relating to the Totowa facility.
10.34	(21)
		Restated Credit Agreement dated as of June 20, 1997 between the Company, as Borrower, NationsBank of Texas, N.A., as Agent, CIBC Inc., The First National Bank of Chicago, The Long-Term Credit Bank of Japan, Ltd., Bankers Trust Company, Credit Lyonnais—New York Branch, and Union Bank of California, N.A., as Co-Agents, and Certain Lenders (the "Restated Credit Agreement").
10.35	(21)
		Guaranty dated as of December 29, 1996 by Magnetek Financial Services, Inc., as Guarantor, for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the Credit Agreement dated as of March 31, 1995 between the Company, certain lenders and NationsBank (the "1995 Credit Agreement").
10.36	(21)
		Security Agreement dated as of December 29, 1996 by the Company and Magnetek Financial Services, Inc. for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement.
10.37	(21)
		Security Agreement dated of March 31, 1995 by the Company and the other debtors party thereto for the benefit of NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement (the "1995 Security Agreement").
10.38	(21)
		Supplement to Security Agreement dated as of March 31, 1995 between the Company and NationsBank, in its capacity as Agent for the Lenders now or in the future party to the 1995 Credit Agreement, with reference to the 1995 Security Agreement.
10.39	(22)	First Amendment dated as of March 27, 1998 to the Restated Credit Agreement.
10.40	(17)	Second Amendment dated as of March 26, 1999 to the Restated Credit Agreement.
10.41	(17)	Third Agreement dated as of July 30, 1999 to the Restated Credit Agreement.
10.42	(11)	Fourth Amendment dated as of September 28, 1999 to the Restated Credit Agreement.
10.43	(30)	Fifth Amendment dated as of May 15, 2000 to the Restated Credit Agreement.
10.44	(30)	Sixth Amendment dated as of January 29, 2001 to the Restated Credit Agreement.

10.45	(30)	Seventh Amendment dated as of May 25, 2001 to the Restated Credit Agreement.
10.46	(30)	Eighth Amendment dated as of May 25, 2001 to the Restated Credit Agreement.
10.47	(23)	Credit Agreement dated as of June 17, 2002 among the Company, Banc One Capital Markets, Inc., Bank One, Kentucky, NA, Wachovia Bank, NA and The Provident Bank.
10.48	(23)	Stock Pledge Agreement dated as of June 17, 2002 by the Company in favor of Bank One Kentucky, NA.
10.49	(23)	Subsidiary Guaranty dated as of June 17, 2002 by Magnetek ADS Power, Inc., Magnetek Leasing Corporation, Magnetek Mondel Holding, Inc. and J-TEC, Inc. in favor of Bank One Kentucky, NA.
10.50	(23)	Security Agreement dated as of June 17, 2002 between the Company and Bank One Kentucky, NA.
10.51	(23)	Security Agreement dated as of June 17, 2002 between Magnetek Leasing Corporation and Bank One Kentucky, NA.
10.52	(23)	Security Agreement dated as of June 17, 2002 between Magnetek ADS Power, Inc. and Bank One Kentucky, NA.
10.53	(23)	Security Agreement dated as of June 17, 2002 between Magnetek Mondel Holding, Inc. and Bank One Kentucky, NA.
10.54	(23)	Security Agreement dated as of June 17, 2002 between J-TEC, Inc. and Bank One Kentucky, NA.
10.55	(17)	Lease on Chatsworth, California facility dated May 22, 1997.
10.56	(17)	Lease on Los Angeles, California facility dated June 5, 2000.
10.57	(17)	Lease on Pomaz, Hungary facility.
10.58	(24)	Lease on Menomonee Falls, Wisconsin facility dated as of July 23, 1999.
10.59	(24)
		Asset Purchase Agreement dated July 23, 1999 among the Company, Electric Motor Systems, Inc., Electromotive Systems, Inc., EMS/Rosa Automation Engineering, Inc., Robert G. Friedrich and Steven J. Badhinghaus.
10.60	(25)	Stock Purchase Agreement dated as of October 31, 2000 by and among the Company, J-Tec, Inc. and Ted W. Abney.
10.61	(27)	Escrow Agreement dated as of November 13, 2000 among the Company, Ted W. Abney and First Tennessee Bank National Association. [Is this material?]
10.62	(19)	Asset Purchase Agreement dated as of January 29, 2001 by and among the Company and Yaskawa Electric America, Inc.
10.63	(26)	Agreement and Plan of Merger dated as of March 2, 2001 by and among the Company, ADS Acquisition Company, Inc., ADS Power Resource, Inc. ("ADS") and the ADS shareholders.
10.64	(27)	Asset Purchase Agreement dated as of June 15, 2001 by and between the Company and Universal Lighting Technologies, Inc. ("ULT").
10.65	(27)	Stock Purchase Agreement dated as of June 15, 2001 by and among the Company, certain other persons listed as sellers, ULT and certain other persons listed as buyers.

10.66	(27)	Stock and Interest Purchase Agreement dated as of June 15, 2001 by and among the Company, certain other persons listed as sellers, ULT and certain other persons listed as buyers.
10.67	(30)	Asset Purchase Agreement dated as of June 29, 2001 between the Company and American Circuit Breaker Corporation.
13.1	(23)	2002 Annual Report (pp. 1-30).
23.1	(23)	Consent of Ernst & Young LLP, independent auditors.
99.1	(23)	Certification Pursuant to 18 U.S.C. Section 1350.
99.2	(23)	Certification Pursuant to 18 U.S.C. Section 1350.

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

(28)
Previously filed with Form 10-Q for quarter ended March 31, 2002 and incorporated herein by this reference.

(29)
Previously filed with Form 10-Q for quarter ended September 30, 2001 and incorporated herein by this reference.

(30)
Previously filed with Form 10-K for Fiscal Year ended June 29, 2001 and incorporated herein by this reference.

(b)  Reports on Form 8-K

        The Company did not file any Current Report on Form 8-K during the last quarter of its 2002 fiscal year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 26th day of September, 2002.

MAGNETEK, INC. (Registrant)
/s/ ANDREW G. GALEF Andrew G. Galef Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANDREW G. GALEF Andrew G. Galef	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 26, 2002
/s/ THOMAS G. BOREN Thomas G. Boren	Director	September 26, 2002
/s/ DEWAIN K. CROSS Dewain K. Cross	Director	September 26, 2002
/s/ PAUL J. KOFMEHL /s/Paul J. Kofmehl	Director	September 26, 2002
/s/ FREDERICK D. LAWRENCE Frederick D. Lawrence	Director	September 26, 2002
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director	September 26, 2002
/s/ ROBERT E. WYCOFF Robert E. Wycoff	Director	September 26, 2002
/s/ DAVID P. REILAND David P. Reiland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 26, 2002

CERTIFICATIONS

        I, Andrew G. Galef, Chairman of the Board, President and Chief Executive Officer of Magnetek, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Magnetek, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        Date: September 26, 2002

/s/ ANDREW G. GALEF Andrew G. Galef Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

        I, David P. Reiland, Senior Vice President and Chief Financial Officer of Magnetek, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Magnetek, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        Date: September 26, 2002

/s/ DAVID P. REILAND David P. Reiland Executive Vice President and and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

        We have audited the consolidated financial statements of Magnetek, Inc. as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated August 8, 2002 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Nashville, Tennessee
August 8, 2002

SCHEDULE II

MAGNETEK, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2000, 2001 and 2002

(amounts in thousands)

	Balance at Beginning of year	Additions charged to earnings	Deductions from Allowance	Other(a)	Balance at end of year
June 30, 2000
Allowance for doubtful receivables	$1,564	$8,452	$(7,132)	$415	$3,299
June 30, 2001
Allowance for doubtful receivables	$3,299	$5,088	$(2,172)	$(980)	$5,235
June 30, 2002
Allowance for doubtful receivables	$5,235	$946	$(3,816)	$67	$2,432

(a)
Represents primarily opening allowances for doubtful accounts balances of acquired/divested companies and foreign translation adjustments for the Company's foreign subsidiaries.

QuickLinks

MAGNETEK, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002(1)
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SCHEDULE II
MAGNETEK, INC. VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2000, 2001 and 2002 (amounts in thousands)