Form 10-Q
period 2002-09-30
MAGNETEK INC
filed 2002-11-12
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
OR
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

The number of shares outstanding of Registrant's Common Stock, as of November 1, 2002 was 23,526,752 shares.

2003 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

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

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 2002 and the results of operations and cash flows for the three-month periods ended September 30, 2002 and 2001. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest Annual Report on Form 10-K. Results for the three-months ended September 30, 2002 are not necessarily indicative of results which may be experienced for the full fiscal year.

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond the control of the Company and which cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include but are not limited to economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in the telecommunications and electronic equipment markets, international sales and operations, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that the Company's ultimate costs of doing business exceed present estimates. Further information on factors that could affect Magnetek's financial results can be found in the Company's filings with the Securities and Exchange Commission.

ITEM 1

MAGNETEK, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED
September 30, 2002 and 2001
(amounts in thousands, except per share data)
(unaudited)

	2002	2001
Net sales	$42,826	$52,456
Cost of sales	33,042	40,616

Gross profit	9,784	11,840
Research and development	2,513	2,439
Selling, general and administrative	9,464	7,791
Non-recurring gain	(27,771)	—

Income from operations	25,578	1,610
Interest and other (income) expense	186	(136)

Income before provision for income taxes	25,392	1,746
Provision for income taxes	9,649	664

Net income	$15,743	$1,082

Earnings per common share
Basic and diluted:
Net income	$0.67	$0.05

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and JUNE 30, 2002
(amounts in thousands)

	September 30	June 30
	(unaudited)
ASSETS
Current assets:
Cash	$2,771	$4,816
Accounts receivable, net	40,685	41,532
Inventories	45,942	45,338
Prepaid expenses and other	8,492	8,767

Total current assets	97,890	100,453

Property, plant and equipment	93,734	93,167
Less—accumulated depreciation and amortization	63,041	61,194

	30,693	31,973

Goodwill	95,533	95,533
Prepaid pension and other assets	73,033	76,932

Total Assets	$297,149	$304,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,963	$25,386
Accrued liabilities	21,001	18,559
Current portion of long-term debt	411	407

Total current liabilities	44,375	44,352

Long-term debt, net of current portion	3,403	3,717
Other long-term obligations	81,694	114,003
Deferred income taxes	9,459	—
Stockholders' equity
Common stock	236	236
Paid in capital in excess of par value	106,299	106,216
Retained earnings	131,546	115,803
Accumulated other comprehensive loss	(79,863)	(79,436)

Total stockholders' equity	158,218	142,819

Total Liabilities and Stockholders' Equity	$297,149	$304,891

See accompanying notes

MAGNETEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
September 30, 2002 and 2001
(amounts in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$15,743	$1,082
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,175	2,236
Changes in operating assets and liabilities	(18,563)	(10,806)

Total adjustments	(16,388)	(8,570)

Net cash used in operating activities	(645)	(7,488)

Cash flows from investing activities:
Proceeds from sale of discontinued businesses and other assets	—	19,500
Capital expenditures	(1,131)	(1,800)

Net cash provided by (used in) investing activities	(1,131)	17,700

Cash flow from financing activities:
Proceeds from issuance of common stock	83	596
Stock repurchases	—	(3,179)
Repayment of bank and other long term obligations	(310)	(5,017)
Increase in deferred financing costs	(42)	—

Net cash used in financing activities	(269)	(7,600)

Net increase (decrease) in cash	$(2,045)	$2,612
Cash at the beginning of the period	4,816	5,310

Cash at the end of the period	$2,771	$7,922

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$112	$—
Income taxes	$49	$154

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(All dollar amounts are in thousands)
(unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

        The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30. Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month periods ended September 30, 2002 and 2001 each contained thirteen weeks.

2.    Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Management estimates are used in, but not limited to, accounting for accounts receivable allowances, inventory allowances, depreciation and amortization, asset impairment, pension benefits, contingencies and taxes. Due to inherent uncertainties in making estimates, actual circumstances could differ from our estimates resulting in a material adverse effect on the Company's financial position or results of operations.

        Revenue Recognition—The Company's policy is to record and recognize sales only upon shipment.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market.

        Property, Plant and Equipment—Additions and improvement are capitalized at cost, whereas expenditures for maintenance and repair are charged to expense as incurred. Depreciation is provided for over the estimated useful lives of the respective assets (ranging from three to forty years) principally using the straight-line method.

        Stock Compensation—The Company has elected to use the intrinsic-value method of accounting as prescribed by Accounting Principles Board (APB) No. 25 "Accounting for Stock Issued to Employees" in accounting for stock based awards to employees. Under APB 25, the Company recognizes no compensation expense with respect to such awards when the exercise price is equal to or greater than the market price at the date of grant.

        Pension Benefits—The valuation of the Company's pension plan requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases and mortality rates. Changes in assumptions and future interest rates and investment returns could potentially have a material impact on the Company's expenses and related funding requirements.

        Derivative Financial Instruments—The Company uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes. The accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and the matching of the derivative to the underlying transaction. The resulting gains or losses are accounted for as part of the transactions being hedged, except for losses not expected to be recovered upon the completion of the hedge transaction, which are expensed.

        Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

        SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The Company's acquisition in May 2002 of LAB Communications, Inc. was accounted for under the purchase method in accordance with SFAS No. 141.

        Under SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests, or interim impairment tests if certain indicators arise. Intangible assets with indefinite lives are also no longer subject to amortization. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules for accounting for goodwill and other intangible assets beginning in fiscal year 2002 and found no indication of impairment as of the adoption date.

        At the end of the first quarter of fiscal 2003, the Company had goodwill of $95.6 million resulting from acquisitions, including $36.4 million related to acquisitions made within the past two fiscal years in the telecommunications industry. As a result of the decline in the Company's market capitalization in the first quarter of fiscal 2003 and the continuing decline in the telecommunications market, the Company intends to perform an interim test for goodwill impairment in accordance with SFAS No. 142. Upon completing the interim test, the Company intends to record the resulting impairment charge, if any, in the second quarter of fiscal 2003, which ends on December 31, 2002.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and removes goodwill from its scope and clarified other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullified Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its results of operations or financial position.

3.    Inventories

        Inventories at September 30, 2002 and June 30, 2002 consist of the following:

	September 30	June 30
Raw materials and stock parts	$27,169	$29,201
Work-in-process	13,558	10,747
Finished goods	5,215	5,390

	$45,942	$45,338

4.    Commitments and Contingencies

        The Company is a party to a number of product liability lawsuits, many of which involve fires allegedly caused by defective lighting ballasts. All of these cases are being defended by the Company, and management believes that its insurers will bear all liability, except for applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material effect on the Company. In June 2001 the Company sold its Lighting business.

        The Company is frequently named, along with numerous other defendants, in asbestos-related lawsuits. While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking to be dismissed from them and does not believe the proceedings, individually or in the aggregate, will have a material adverse effect on its finances or operations. The Company has never produced asbestos-containing products and is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims, all of which arise from business operations the Company acquired but no longer owns.

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

5.    Comprehensive Income

        For the fiscal quarters ended September 30, 2002 and 2001, comprehensive income consisted of the following:

	2002	2001
Net income	$15,743	$1,082
Currency translation adjustment	(427)	4,079

Comprehensive income	$15,316	$5,161

6.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2002 and 2001.

	Fiscal Year
	2003	2002
Basic earnings per share:
Net Income	$15,743	$1,082
Weighted average shares for basic earnings per share	23,512	22,542
Basic earnings per share	$0.67	$0.05

Diluted earnings per share:
Net Income	$15,743	$1,082
Weighted average shares for basic earnings per share	23,512	22,542
Effect of dilutive stock options	—	436

Weighted average shares for diluted earnings per share	23,512	22,978
Diluted earnings per share	$0.67	$0.05

7.    Other Long-term Obligations

        Effective September 30, 2002, the Company terminated its retiree medical plan. In accordance with SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," the Company recognized the cost of postretirement medical benefits on an accrual basis over the working lives of employees expected to receive such benefits. As a result of the plan termination, the Company recorded a reduction in other long-term obligations and a corresponding pre-tax gain in the amount of $27.8 million. The impact to net income was $17.2 million, or $0.73 on a per share basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

        The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results could differ from those estimates. For additional information regarding our critical accounting policies and significant assumptions, refer to Note 2 of Notes to Condensed Consolidated Financial Statements, or to the footnotes included in our Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

Three Months Ended September 30, 2002 and 2001

  Net Sales and Gross Profit

        Net sales for the first quarter of fiscal 2003 were $42.8 million, a decrease of 18.4% from the first quarter of fiscal 2002 sales of $52.5 million. Revenues continue to be adversely affected by weakness in the general economy, and more specifically by continued weakness in telecommunications and information technology markets. We believe the slowdown in telecommunications may continue at least through fiscal 2003. Accordingly we have focused on gaining share in all addressed markets and on new product introductions in industrial and consumer markets. We expect our second quarter revenue to increase over the first quarter due to higher revenues in markets other than telecommunications.

        Our current year first quarter gross profit was $9.8 million, or 22.8% of sales, versus $11.8 million, or 22.6% of sales in the first quarter of fiscal 2002. This reduction was primarily due to lower sales of telecom systems and power supplies, and start up expenses associated with our new manufacturing operation in China, partially offset by reductions in direct labor and manufacturing overhead expenses from plant consolidations and headcount reductions.

  Research and Development, Selling, General and Administrative

        We continued to increase our investment in research and development (R&D). R&D expense was $2.5 million, or 5.8% of sales, in the first quarter of fiscal 2003 compared to $2.4 million, or 4.6% of sales, in fiscal 2002. We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines. We also increased spending in new product development aimed at consumer markets.

        Selling, general and administrative (SG&A) expense was $9.5 million (22.1% of sales) in the first three months of fiscal 2003 versus $7.8 million (14.9% of sales) in the first three months of fiscal 2002. This increase was due primarily to increased marketing expense as well as increased pension expense. Our first quarter fiscal 2003 selling expenses were $4.3 million, versus $3.5 million in the first quarter of fiscal 2002, due to increased spending to improve our sales capabilities and increased advertising expenses. Our marketing focus is to gain greater share of available telecom systems business, increase brand awareness and develop our domestic OEM and distribution sales channels. Our first quarter fiscal 2003 pension expense was $0.4 million compared to a prior year first quarter income amount of $0.3 million. We expect this higher level of pension expense to occur throughout fiscal 2003.

        First quarter fiscal 2003 results include a nonrecurring pre-tax gain of $27.8 million related to the termination of our retiree medical plan. The financial impact in future fiscal quarters will be a reduction of income from operations of approximately $0.4 million, due to elimination of the amortization credit associated with the related liability. However, we will realize a positive quarterly cash impact of approximately the same amount. We have reviewed, and will continue to review, all benefit programs to ensure that they are appropriate given the competitive environment and the current size of the company. Excluding this gain we had a loss from operations of $2.2 million in the first quarter of fiscal 2003, compared with income from operations of $1.6 million in the first quarter of fiscal 2002.

  Interest and Other Expense (Income)

        Interest expense was $0.2 million in the first quarter of fiscal 2003 compared to interest expense of $0.1 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2002, we recorded $0.2 million of other income related to final purchase price adjustments on the sale of our standard drives business.

  Net Income

        We recorded an after-tax profit of $15.7 million, including the impact of the nonrecurring gain, in the first quarter of fiscal 2003, compared to an after-tax profit of $1.1 million in the first quarter of fiscal 2002. Excluding the nonrecurring gain, we would have recorded an after-tax loss of $1.4 million. The tax provision in the first quarter of fiscal 2003 was $9.6 million (38% effective rate) versus $0.7 million (38% effective rate) in the first quarter of fiscal 2002. We expect the effective tax rate to be 38% throughout fiscal year 2003.

  Liquidity and Capital Resources

        As of September 30, 2002, long-term borrowings (including current portion) were $3.8 million, a reduction of $0.3 million from borrowings of $4.1 million as of June 30, 2002. We have an agreement with a group of banks to provide up to $40.0 million under a revolving loan facility. Available borrowings are based upon specific levels of domestic accounts receivable and inventories as measured on a quarterly basis. This facility also supports the issuance of letters of credit. As of September 30, 2002, we had $31.2 million of available borrowings under the facility. Additionally, our European subsidiary maintains borrowing arrangements with local banks, primarily to support working capital needs. No amounts were outstanding at September 30, 2002 under any of our bank lending agreements.

        Capital expenditures in the first quarter of fiscal 2003 were $1.1 million, and we anticipate that our capital expenditures for the fiscal year will be less than $8.0 million.

        We did not repurchase any shares of our common stock during the first quarter of fiscal 2003.

        As a result of the decline in stock market equity values over the past six months, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of the end of September 30, 2002. The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates. While no contributions are mandated, we may elect to make contributions to the plan during fiscal 2003.

        Based upon current plans and business conditions, management believes that borrowing capacity under our revolving loan facilities and internally generated cash flows will be sufficient to fund anticipated working capital needs, capital expenditures, and other near-term commitments during the next twelve months.

ITEM 3

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to market risks in the areas of foreign exchange and interest rates. To mitigate the effect of such risks, the Company selectively utilizes specific financial instruments.

Company policy clearly prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks since that reported in the Company's Annual Report on Form 10-K dated June 30, 2002.

ITEM 4

CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures was performed by management within 90 days of the filing of this report, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO believe the Company's disclosure controls and procedures are effective as of September 30, 2002.

  Changes in Internal Controls

        In the quarter ended September 30, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Part I, Item 1, Note 4.

ITEM 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Annual Meeting of Stockholders of the Company was held on October 30, 2002.

  (b)
  The following named persons were elected as directors at such meeting:

      Andrew G. Galef
      Thomas G. Boren
      Dewain K. Cross
      Paul J. Kofmehl
      Frederick D. Lawrence
      Mitchell I. Quain
      Robert E. Wycoff

  (c)
  The votes cast for and withheld with respect to each nominee for director are as follows:

Nominee	For	Withheld
Andrew G. Galef	20,851,935	62,718
Thomas G. Boren	20,855,380	59,273
Dewain K. Cross	20,854,687	59,966
Paul J. Kofmehl	20,853,527	61,126
Frederick D. Lawrence	20,240,882	673,771
Mitchell I. Quain	20,856,938	57,715
Robert E. Wycoff	20,853,145	61,508

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Index to Exhibits

3.2	By-laws of the Company, as amended and restated.
99.1	Certification pursuant to 18 U.S.C. Section 1350.
99.2	Certification pursuant to 18 U.S.C. Section 1350.
  (b)
  Reports on Form 8-K

            Form 8-K dated July 25, 2002, Preview of Fiscal 2002 Results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC. (Registrant)

Date: November 11, 2002	/s/ DAVID P. REILAND David P. Reiland Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATIONS

        I, Andrew G. Galef, Chairman of the Board, President and Chief Executive Officer of Magnetek, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Magnetek, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
/s/ ANDREW G. GALEF Andrew G. Galef Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

        I, David P. Reiland, Senior Vice President and Chief Financial Officer of Magnetek, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Magnetek, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
/s/ DAVID P. REILAND David P. Reiland Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1
CONDENSED CONSOLIDATED INCOME STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 3
  ITEM 4
  PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002