Form 10-Q
period 2002-12-31
MAGNETEK INC
filed 2003-02-14
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares outstanding of Registrant's Common Stock, as of February 3, 2003 was 23,527,619 shares.

2003 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2002

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

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 2002 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 2002 and 2001. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's latest Annual Report on Form 10-K. Results for the three-months and six-months ended December 31, 2002 are not necessarily indicative of results that may be experienced for the full fiscal year.

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

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED
December 31, 2002 and 2001

(amounts in thousands, except per share data)
(unaudited)

	2002	2001
Net sales	$51,268	$47,087
Cost of sales	45,026	36,156

Gross profit	6,242	10,931
Research and development	2,945	2,326
Selling, general and administrative	9,951	7,947
Goodwill and fixed asset impairment	34,019	—

Income (loss) from operations	(40,673)	658
Interest and other (income) expense	233	(90)

Income (loss) before provision for income taxes	(40,906)	748
Provision (benefit) for income taxes	(721)	284

Net income (loss)	$(40,185)	$464

Earnings (loss) per common share
Basic and diluted:
Net income (loss)	$(1.71)	$0.02

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE SIX MONTHS ENDED
December 31, 2002 and 2001

(amounts in thousands, except per share data)
(unaudited)

	2002	2001
Net sales	$94,094	$99,543
Cost of sales	78,068	76,772

Gross profit	16,026	22,771
Research and development	5,458	4,765
Selling, general and administrative	19,415	15,738
Gain from termination of retiree medical plan	(27,771)	—
Goodwill and fixed asset impairment	34,019	—

Income (loss) from operations	(15,095)	2,268
Interest and other (income) expense	419	(226)

Income (loss) before provision for income taxes	(15,514)	2,494
Provision for income taxes	8,928	948

Net income (loss)	$(24,442)	$1,546

Earnings (loss) per common share
Basic and diluted:
Net income (loss)	$(1.04)	$0.07

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2002 and JUNE 30, 2002

(amounts in thousands)

	December 31	June 30
	(unaudited)
ASSETS
Current assets:
Cash	$2,989	$4,816
Accounts receivable, net	39,595	41,532
Inventories	40,056	45,338
Prepaid expenses and other	8,804	8,767

Total current assets	91,444	100,453

Property, plant and equipment	99,074	93,167
Less-accumulated depreciation and amortization	68,536	61,194

	30,538	31,973

Goodwill	59,729	95,533
Prepaid pension and other assets	73,179	76,932

Total Assets	$254,890	$304,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,104	$25,386
Accrued liabilities	15,450	18,559
Current portion of long-term debt	436	407

Total current liabilities	42,990	44,352

Long-term debt, net of current portion	3,382	3,717
Other long-term obligations	80,716	114,003
Deferred income taxes	7,507	—
Stockholders' equity
Common stock	236	236
Paid in capital in excess of par value	106,385	106,216
Retained earnings	91,361	115,803
Accumulated other comprehensive loss	(77,687)	(79,436)

Total stockholders' equity	120,295	142,819

Total Liabilities and Stockholders' Equity	$254,890	$304,891

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED
December 31, 2002 and 2001

(amounts in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(24,442)	$1,546
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,581	4,497
Gain from termination of retiree medical, net of tax	(17,218)	—
Goodwill and fixed asset impairment	34,019	—
Changes in operating assets and liabilities	4,116	(13,872)

Total adjustments	25,498	(9,375)

Net cash provided by (used in) operating activities	1,056	(7,829)

Cash flows from investing activities:
Proceeds from sale of discontinued businesses and other assets	—	24,264
Capital expenditures	(2,704)	(4,314)

Net cash provided by (used in) investing activities	(2,704)	19,950

Cash flow from financing activities:
Proceeds from issuance of common stock	169	648
Stock repurchases	—	(3,916)
Repayment of bank and other long term obligations	(306)	(5,943)
Increase in deferred financing costs	(42)	—

Net cash used in financing activities	(179)	(9,211)

Net increase (decrease) in cash	$(1,827)	$2,910
Cash at the beginning of the period	4,816	5,310

Cash at the end of the period	$2,989	$8,220

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$279	$—
Income taxes	$520	$(42)

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

        The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30. Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30. For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period. The three-month and six-month periods ended December 31, 2002 and 2001 each contained thirteen and twenty-six weeks respectively.

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

        Property,Plant and Equipment—Additions and improvement are capitalized at cost, whereas expenditures for maintenance and repair are charged to expense as incurred. Depreciation is provided for over the estimated useful lives of the respective assets (ranging from three to forty years) principally using the straight-line method.

        Goodwill—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

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

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective July 1, 2001. Under the transitional provisions of SFAS No. 142, the Company completed the required impairment tests by December 2001 and found no indication of impairment. The Company also completed the required annual impairment test during the fourth quarter of fiscal 2002 and found no indication of impairment as of the April 2002 measurement date. During the second quarter of fiscal 2003, the Company performed interim tests for impairment of goodwill (see Note 7 of "Notes to Condensed Consolidated Financial Statements").

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

        Recent Accounting Pronouncements—In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and removes goodwill from its scope and clarified other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

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

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will provide the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

3.    Inventories

        Inventories at December 31, 2002 and June 30, 2002 consist of the following:

	December 31	June 30
Raw materials and stock parts	$22,505	$29,201
Work-in-process	13,078	10,747
Finished goods	4,473	5,390

	$40,056	$45,338

        The above figures as of December 31, 2002 reflect a charge of $4.7 million to write down the value of excess telecom-related inventory.

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

        In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology. Mr. Nilssen seeks unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denies that any of its products infringe any valid patent and has filed a response asserting its affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Nilssen and also that the asserted patents are invalid. The Company intends to vigorously defend against Nilssen's claims and believes it has strong defenses. Although it cannot predict the outcome of the lawsuit, an unfavorable judgement could have a material adverse effect on the Company's financial position or results of operations.

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

        The Company acquired the stock of Universal Manufacturing Company ("Universal") from a predecessor of Fruit of the Loom ("FOL"), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from Universal's pre-acquisition activities. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport, Connecticut facility (recently sold in connection with the sale of the transformer business) and defense and indemnification against liability related to offsite disposal locations where Magnetek may have a share of potential response costs. In 1999 FOL filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL has substantially completed the clean-up obligations required by the indemnification agreement. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL's ability to set aside any remaining obligations to the states of Connecticut and New Jersey through bankruptcy, or the discovery of additional environmental contamination at the Bridgeport facility, could have a material adverse effect on the Company's financial position or results of operations.

        Beginning in 1997, the Company entered into a number of swap transactions with Bank of America ("B of A") to reduce its exposure to fluctuations in interest rates on its outstanding debt. One swap transaction included a provision that allowed B of A, at its sole option, to extend the transaction for a five-year period upon expiration. Prior to August 1999, the Company paid off all of its outstanding debt and the hedging strategy put in place with B of A was no longer necessary or desirable. Beginning in August 1999, the Company, with B of A's assistance, began unwinding the swap transactions and in December 1999, it unwound the last remaining swap, which was subject to the extension. On June 26, 2002, the Company received notice that B of A intended to exercise the extension of the underlying swap, which at that point had been terminated for two and a half years. Prior to this date, and subsequent to December 1999 the Company had no contact from B of A (which was also the agent bank under its credit agreement) regarding the alleged survival of this extension. As a result of the significant decline in interest rates since December 1999, the present value of such a swap, given current interest rates, would be approximately $3.0 million in favor of B of A. A dispute has arisen between the Company and B of A regarding whether the right to extend the swap was also terminated in December 1999 along with the underlying swap and whether a right to extend a terminated contractual agreement exists.

        In December 2002, the Company filed a lawsuit in Los Angeles Superior Court against Bank of America. Bank of America has removed the case to the U.S. District Court for the Central District of California and the Company is seeking to have the case remanded back to State court. The Company intends to vigorously prosecute this lawsuit.

5.    Comprehensive Income (Loss)

        For the fiscal quarters and six months to date ended December 31, 2002 and 2001, comprehensive income (loss) consisted of the following:

  Fiscal Quarter

	2002	2001
Net income (loss)	$(40,185)	$464
Currency translation adjustment	2,176	(2,357)

Comprehensive loss	$(38,009)	$(1,893)

  Six Months to Date

	2002	2001
Net income (loss)	$(24,442)	$1,546
Currency translation adjustment	1,749	1,722

Comprehensive income (loss)	$(22,693)	$3,268

6.    Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended December 31		Six Months Ended Ended December 31
	2002	2001	2002	2001
Basic earnings (loss) per share:
Net income (loss)	$(40,185)	$464	$(24,442)	$1,546
Weighted average shares for basic earnings per share	23,518	22,519	23,515	22,531
Basic earnings (loss) per share	$(1.71)	$0.02	$(1.04)	$0.07

Diluted earnings (loss) per share:
Net income (loss)	$(40,185)	$464	$(24,442)	$1,546
Weighted average shares for basic earnings per share	23,518	22,519	23,515	22,531
Effect of dilutive stock options	—	81	—	262

Weighted average shares for diluted earnings per share	23,518	22,600	23,515	22,793
Diluted earnings (loss) per share	$(1.71)	$0.02	$(1.04)	$0.07

7.    Goodwill

        The changes in the carrying value of goodwill by reporting unit, net of accumulated amortization of $9,720, are as follows:

	Telecom Power	Power Electronics	Industrial Controls	Total
Balance at June 30, 2002	$36,301	$33,509	$25,723	$95,533
Purchase price adjustments and reclassifications	(2,859)	—	—	(2,859)
Currency translation	—	514	(17)	497
Impairment of goodwill	(33,442)	—	—	(33,442)

Balance at December 31, 2002	$—	$34,023	$25,706	$59,729

        As a result of the decline in the Company's market capitalization in the first quarter of fiscal 2003, the continuing decline in the telecommunications (telecom) market, and anticipated reduced demand of telecom power system spending in the future, the Company determined that there were indicators of impairment in the carrying value of goodwill related to acquisitions made within the past two fiscal years in the telecom industry. Accordingly, during the second quarter of fiscal 2003, the Company performed an interim test for goodwill impairment in accordance with SFAS No. 142. At the end of the first quarter of fiscal 2003, the Company had goodwill of $95.5 million resulting from acquisitions.

Upon completing the interim impairment tests, the Company recorded a goodwill impairment charge of $33.4 million related to the telecom acquisitions.

8.    Subsequent Events

        Subsequent to the end of the fiscal second quarter, the Company acquired Telemotive Industrial Controls for approximately $4.7 million. The purchase was funded with proceeds from the Company's domestic revolving loan facility. Telemotive is a manufacturer of wireless remote controls and anti-collision systems for overhead cranes, hoists, monorail systems, conveyors, locomotives and other material handling applications, and reported revenue of approximately $10.0 million in its last fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

        The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results could differ from those estimates. For additional information regarding our critical accounting policies and significant assumptions, refer to Note 2 of Notes to Condensed Consolidated Financial Statements, or to the footnotes included in our Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

Three Months Ended December 31, 2002 and 2001

  Net Sales and Gross Profit

        Net sales for the second quarter of fiscal 2003 were $51.3 million, an increase of 8.9% from the second quarter of fiscal 2002 sales of $47.1 million. The revenue increase is due to higher sales of industrial control and consumer products, partially offset by lower revenues in telecommunications. We expect continued weakness in telecommunications and information technology markets, and we believe the slowdown in telecommunications may continue at least through fiscal 2003. Accordingly we have focused on gaining share in all addressed markets and on new product introductions in industrial and consumer markets. We expect our third quarter revenue to remain relatively flat with the second quarter, as continuing softness in the general economy and telecommunications are expected to offset higher revenues in markets other than telecommunications.

        Our current year second quarter gross profit was $6.2 million, or 12.2% of sales, versus $10.9 million, or 23.2% of sales in the second quarter of fiscal 2002. The current year gross profit reflects a charge of $4.7 million to write down the value of telecom-related inventory based upon past and expected future demand. Excluding this charge gross profit would have been 21.3% of sales. Lower sales and margins in telecom power and related service revenue also negatively impacted gross profit. Also, the strength in the Euro relative to the U.S. dollar compressed gross profits on sales from our European subsidiary denominated in U.S. dollars, negatively impacting power supply gross profits.

  Research and Development, Selling, General and Administrative

        We continued to increase our investment in research and development (R&D). R&D expense was $2.9 million, or 5.7% of sales, in the second quarter of fiscal 2003 compared to $2.3 million, or 4.9% of sales, in fiscal 2002. We increased spending in new product development aimed at diverse consumer markets, our fastest growing product line. We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.

        Selling, general and administrative (SG&A) expense was $10.0 million (19.4% of sales) in the second quarter of fiscal 2003 versus $7.9 million (16.9% of sales) in the second quarter of fiscal 2002. This increase was due to volume-related selling expenses, increased headcount in sales and marketing, an increase in our provision for uncollectible accounts receivable, and increased pension, insurance and advertising expenses. Our second quarter fiscal 2003 selling expenses were $4.2 million versus $3.5 million in the second quarter of fiscal 2002, due to higher spending to improve our sales capabilities, increase brand awareness and develop our domestic OEM and distribution sales channels. Our second quarter fiscal 2003 pension expense was $0.4 million compared to a prior year second quarter income amount of $0.1 million. We expect this higher level of pension expense to occur throughout fiscal 2003. We also recorded a $0.3 million charge to write down the value of accounts receivable due from telecom customers.

  Goodwill and Fixed Asset Impairment

        During the second quarter of fiscal 2003, we determined that there were indicators of impairment in the carrying value of goodwill, based on the decline in our market capitalization and the continuing decline in the telecommunications industry. We performed an interim impairment test in accordance with SFAS 142 based on updated forecasts of operating results and cash flows, and we recorded a $33.4 million goodwill impairment charge. The charge relates exclusively to our telecommunications business and effectively reduces the carrying value of goodwill for that business to zero.

        We also performed an impairment review of our long-lived assets in accordance with SFAS 144. Based upon utilization and current market values of certain fixed assets, notably in our telecommunications business, we recorded a $0.6 million impairment charge to reduce the carrying value of those assets.

  Interest and Other Expense (Income)

        Net interest expense was $0.2 million in the second quarter of fiscal 2003 compared to net interest income of $0.1 million in the second quarter of fiscal 2002. The increase in net interest expense is attributable to reductions in our cash and cash equivalents balances from the prior year.

  Net Income (Loss)

        We recorded an after-tax loss of $40.2 million, including the impact of the impairment charges, in the second quarter of fiscal 2003, compared to an after-tax profit of $0.5 million in the second quarter of fiscal 2002. Excluding all telecom-related asset write downs and impairment charges, we would have recorded an after-tax loss of $1.1 million. The tax benefit in the second quarter of fiscal 2003 was $0.7 million (2% effective rate) versus $0.3 million (38% effective rate) in the second quarter of fiscal 2002. The difference in the effective income tax rate is due mainly to the fact that there was no tax benefit associated with the $33.4 million goodwill impairment charge recorded in the current period, as the goodwill is not deductible for income tax purposes.

Six Months Ended December 31, 2002 and 2001

  Net Sales and Gross Profit

        Our net sales for the first six months of fiscal 2003 were $94.1 million, a 5.4% decrease from sales of $99.5 million for the first six months of fiscal 2002. Current year revenue was negatively impacted by weakness in the general economy as well as continued weakness in certain served markets, notably telecommunications and information technology.

        Our fiscal 2003 gross profit for the first six months was $16.0 million, or 17.0% of sales, versus $22.8 million, or 22.9% of sales in the first six months of fiscal 2002. The fiscal 2003 gross profit reflects a charge of $4.7 million to write down the value of telecom-related inventory based upon past and expected future demand. Excluding this charge gross profit would have been $20.7 million, or 22.0% of sales. Lower sales and margins in telecom power and related service revenue also negatively impacted gross profit. Also, the strength in the Euro relative to the U.S. dollar compressed gross profits on sales from our European subsidiary denominated in U.S. dollars, negatively impacting power supply gross profits.

  Research and Development, Selling, General and Administrative

        Research and development (R&D) expense was $5.5 million, or 5.8% of sales, in the first six months of fiscal 2003 compared to $4.8 million, or 4.8% of sales, in the first six months of fiscal 2002.

We increased spending in new product development aimed at diverse consumer markets, our fastest growing product line. We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.

        Selling, general and administrative (SG&A) expense was $19.4 million (20.6% of sales) for the first six months of fiscal 2003 versus $15.7 million (15.8% of sales) for the first six months of fiscal 2002. This increase was due to increased headcount in sales and marketing, and increased pension, insurance and advertising expenses. Fiscal 2003 selling expenses were $8.3 million for the first six months versus $7.0 million in the first six months of fiscal 2002, due to higher spending to improve our sales capabilities, increase brand awareness and develop our domestic OEM and distribution sales channels. Pension expense was $0.8 million for the first six months of fiscal 2003 compared to pension income of $0.5 million for the same period in fiscal 2002. We expect this higher level of pension expense to occur throughout fiscal 2003.

  Gain from Termination of Retiree Medical Plan

        Fiscal 2003 results for the first six months include a nonrecurring pre-tax gain of $27.8 million related to the termination in the first quarter of our retiree medical plan. The financial impact in future fiscal quarters subsequent to the first quarter of fiscal 2003 will be a reduction of income from operations of approximately $0.4 million, due to elimination of the amortization credit associated with the related liability. However, we will realize a positive quarterly cash impact of approximately the same amount.

  Goodwill and Fixed Asset Impairment

        During the second quarter of fiscal 2003, we determined that there were indicators of impairment in the carrying value of goodwill, based on the decline in our market capitalization and the continuing decline in the telecommunications industry. We performed an interim impairment test in accordance with SFAS 142 based on updated forecasts of operating results and cash flows, and we recorded a $33.4 million goodwill impairment charge. The charge relates exclusively to our telecommunications business and effectively reduces the carrying value of goodwill for that business to zero.

        We also performed an impairment review of our long-lived assets in accordance with SFAS 144. Based upon utilization and current market values of certain fixed assets, notably in our telecommunications business, we recorded a $0.6 million impairment charge to reduce the carrying value of those assets.

  Interest and Other Expense (Income)

        Net interest expense was $0.4 million for the first six months of fiscal 2003 compared to net interest income of $0.2 million for the same period in fiscal 2002. The increase in net interest expense is attributable to reductions in our cash and cash equivalents balances from the prior year.

  Net Income (Loss)

        We recorded an after-tax loss of $24.4 million, including the impact of both the nonrecurring gain and the impairment charges, for the first six months of fiscal 2003, compared to an after-tax profit of $1.5 million for the first six months of fiscal 2002. Excluding the impact of the nonrecurring gain and all telecom-related asset write downs and impairment charges, we would have recorded an after-tax loss of $2.6 million. The tax provision for the first six months of fiscal 2003 was $8.9 million versus $0.9 million for the same period of fiscal 2002. While we recorded a pretax operating loss of $15.5 million for the first six months of fiscal 2003, we also recorded a tax provision during the same period, associated mainly with the $27.8 million nonrecurring gain recorded in the first quarter of fiscal 2003. There was no tax benefit associated with the $33.4 million goodwill impairment charge recorded in the second quarter of fiscal 2003, as the goodwill is not deductible for income tax purposes.

Liquidity and Capital Resources

        As of December 31, 2002, long-term borrowings (including current portion and representing primarily capital leases and notes payable in Europe) were $3.8 million compared to $4.1 million as of June 30, 2002. We have an agreement (the "Agreement") with a group of banks to provide up to $40.0 million under a revolving loan facility. Available borrowings are based upon specific levels of domestic accounts receivable and inventories measured on a quarterly basis. The facility also supports the issuance of letters of credit. Our European subsidiary also maintains borrowing arrangements with local banks, primarily to support working capital needs. As of December 31, 2002, no borrowings were outstanding under any bank lending facility. Subsequent to the end of the second fiscal quarter, the Company acquired Telemotive Industrial Controls for a cash purchase price of approximately $4.7 million (see Note 8 of "Notes to Condensed Consolidated Financial Statements"). The purchase was funded with proceeds from the domestic revolving loan facility and as of February 12, 2003, borrowings of approximately $4.7 million were outstanding under the Agreement. Primarily as a result of the non-cash charges recorded during the second fiscal quarter in accordance with SFAS Nos. 142 and 144, the banks have taken the position that the Company is in violation of certain financial covenants contained in the Agreement. We are negotiating with the banks for an amendment to resolve the issue. Such amendment will likely include a reduction in the lending commitment under the Agreement and restrictions on disbursements for, among other things, dividend payments, stock repurchases and acquisitions. We also have available borrowings under our European bank lines, which provide additional liquidity for the Company. While management believes that it will be able to reach agreement with the banks regarding an amendment, the inability to do so could have an adverse impact on the Company's liquidity.

        Capital expenditures in the second quarter of fiscal 2003 were $1.6 million, with $2.7 million in capital expenditures for the first six months of fiscal 2003. We anticipate that our capital expenditures for the fiscal year will be less than $6.0 million.

        We did not repurchase any shares of our common stock during the first six months of fiscal 2003.

        As a result of the decline in stock market equity values over the past six months, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of the end of December 31, 2002. The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates. While no contributions are mandated, we may elect to make contributions to the plan during fiscal 2003.

        Based upon current plans and business conditions, management believes that, subject to negotiating a satisfactory amendment to the Agreement, borrowing capacity under our revolving loan facilities and internally generated cash flows will be sufficient to fund anticipated working capital needs, capital expenditures, and other near-term commitments during the next twelve months.

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

ITEM 4    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures was performed by management within 90 days of the filing of this report, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO believe the Company's disclosure controls and procedures are effective as of December 31, 2002.

Changes in Internal Controls

        In the quarter ended December 31, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Part I, Item 1, Note 4.

ITEM 6.    Exhibits and Reports on Form 8-K

  (a)
  Index to Exhibits

10.1	Change of Control Agreement dated December 11, 2002 between Pete McCormick and MagneTek, Inc.
99.1	Certification pursuant to 18 U.S.C. Section 1350.
99.2	Certification pursuant to 18 U.S.C. Section 1350.

  (b)
  Reports on Form 8-K

          Form 8-K dated January 27, 2003, Press release announcing revaluation of assets based on impairment tests.

          Form 8-K dated February 6, 2003, Press release announcing results for the second quarter and the first half of fiscal year 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC. (Registrant)

Date: February 14, 2003	By:	/s/ DAVID P. REILAND David P. Reiland Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATIONS

        I, Andrew G. Galef, certify that:

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

        Date: February 14, 2003

/s/ ANDREW G. GALEF Andrew G. Galef Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

        I, David P. Reiland, certify that:

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

        Date: February 14, 2003

/s/ DAVID P. REILAND David P. Reiland Executive Vice President and Chief Financial Officer

QuickLinks

2003 MAGNETEK FORM 10-Q TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2002 MAGNETEK, INC.
PART I. FINANCIAL INFORMATION
  ITEM 1
MAGNETEK, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS FOR THE THREE MONTHS ENDED December 31, 2002 and 2001 (amounts in thousands, except per share data) (unaudited)
MAGNETEK, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS FOR THE SIX MONTHS ENDED December 31, 2002 and 2001 (amounts in thousands, except per share data) (unaudited)
MAGNETEK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2002 and JUNE 30, 2002 (amounts in thousands)
MAGNETEK, INC. CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED December 31, 2002 and 2001 (amounts in thousands) (unaudited)
MAGNETEK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 (All dollar amounts are in thousands) (unaudited)
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4 CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002