Form 10-Q
period 2003-03-31
MAGNETEK INC
filed 2003-05-14
CIK 751085

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of May 5, 2003 was 23,535,507 shares.

2003 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 2003 and 2002.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.  Results for the three-months and nine-months ended March 31, 2003 are not necessarily indicative of results that may be experienced for the full fiscal year.

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond the control of the Company and which cannot be predicted or quantified.  As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements.  Such risks and uncertainties include but are not limited to economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in the telecommunications and electronic equipment markets, international sales and operations, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that the Company’s ultimate costs of doing business exceed present estimates.  Further information on factors that could affect Magnetek’s financial results can be found in the Company’s filings with the Securities and Exchange Commission.

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED

March 31, 2003 and 2002

(amounts in thousands, except per share data)

(unaudited)

	2003	2002
Net sales	$53,223	$44,444
Cost of sales	42,893	33,917

Gross profit	10,330	10,527
Research and development	2,998	2,472
Selling, general and administrative	10,161	7,499

Income (loss) from operations	(2,829)	556
Interest and other expense	3,889	68

Income (loss) before provision for income taxes	(6,718)	488
Provision (benefit) for income taxes	(1,308)	186
Net income (loss)	$(5,410)	$302

Earnings (loss) per common share

Basic and diluted:
Net income (loss)	$(0.23)	$0.01

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE NINE MONTHS ENDED

March 31, 2003 and 2002

(amounts in thousands, except per share data)

(unaudited)

	2003	2002
Net sales	$147,317	$143,987
Cost of sales	120,961	110,689

Gross profit	26,356	33,298
Research and development	8,456	7,237
Selling, general and administrative	29,576	23,237
Gain from termination of retiree medical plan	(27,771)	—
Goodwill and fixed asset impairment	34,019	—

Income (loss) from operations	(17,924)	2,824
Interest and other (income) expense	4,308	(158)

Income (loss) before provision for income taxes	(22,232)	2,982
Provision for income taxes	7,620	1,134
Net income (loss)	$(29,852)	$1,848

Earnings (loss) per common share

Basic and diluted:
Net income (loss)	$(1.27)	$0.08

See accompanying notes

MAGNETEK,INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 and JUNE 30, 2002

(amounts in thousands)

	March 31	June 30
	(unaudited)
ASSETS
Current assets:
Cash	$1,712	$4,816
Accounts receivable, net	42,199	41,532
Inventories	48,411	45,338
Prepaid expenses and other	10,987	8,767
Total current assets	103,309	100,453

Property, plant and equipment	103,865	93,167

Less-accumulated depreciation and amortization	72,395	61,194
Net property, plant and equipment	31,470	31,973

Goodwill	61,778	95,533
Prepaid pension and other assets	73,768	76,932
Total Assets	$270,325	$304,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,105	$25,386
Accrued liabilities	17,783	18,559
Current portion of long-term debt	5,101	407
Total current liabilities	54,989	44,352

Long-term debt, net of current portion	9,624	3,717

Other long-term obligations	80,892	114,003

Deferred income taxes	8,102	––

Stockholders’ equity
Common stock	236	236
Paid in capital in excess of par value	106,464	106,216
Retained earnings	85,951	115,803
Accumulated other comprehensive loss	(75,933)	(79,436)
Total stockholders’ equity	116,718	142,819

Total Liabilities and Stockholders’ Equity	$270,325	$304,891

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED

March 31, 2003 and 2002

(amounts in thousands)

(unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(29,852)	$1,848
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,938	6,553
Gain from termination of retiree medical, net of tax	(17,218)	—
Goodwill and fixed asset impairment	34,019	—
Changes in operating assets and liabilities	1,520	(21,507)
Total adjustments	25,259	(14,954)
Net cash used in operating activities	(4,593)	(13,106)
Cash flows from investing activities:
Purchase of and investment in companies, net of cash acquired	(4,523)	—
Proceeds from sale of discontinued businesses and other assets	—	24,414
Capital expenditures	(4,672)	(5,363)
Net cash provided by (used in) investing activities	(9,195)	19,051
Cash flow from financing activities:
Borrowings under bank and other long term obligations	10,601	2,911
Proceeds from issuance of common stock	248	915
Stock repurchases	—	(3,916)
Repayment of bank and other long term obligations	—	(6,159)
Increase in deferred financing costs	(165)	—
Net cash provided by (used in) financing activities	10,684	(6,249)

Net decrease in cash	$(3,104)	$(304)
Cash at the beginning of the period	4,816	5,310
Cash at the end of the period	$1,712	$5,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$857	$327
Income taxes	$602	$5,977

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(All dollar amounts are in thousands)

(unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period.  The three-month and nine-month periods ended March 31, 2003 and 2002 each contained thirteen and thirty-nine weeks respectively.

2.             Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Management estimates are used in, but not limited to, accounting for accounts receivable allowances, inventory allowances, depreciation and amortization, asset impairment, pension benefits, contingencies and taxes.  Due to inherent uncertainties in making estimates, actual circumstances could differ from our estimates resulting in a material effect on the Company’s financial position or results of operations.

Revenue Recognition – The Company’s policy is to record and recognize sales only upon shipment.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment – Additions and improvement are capitalized at cost, whereas expenditures for maintenance and repair are charged to expense as incurred.  Depreciation is provided for over the estimated useful lives of the respective assets (ranging from three to forty years) principally using the straight-line method.

Goodwill – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective July 1, 2001.  Under SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests, or interim impairment tests if certain indicators arise.  During the second quarter of fiscal 2003, the Company performed interim tests for impairment of goodwill (see Note 7 of “Notes to Condensed Consolidated Financial Statements”).

Stock-Based Compensation – The Company has elected to continue to use the intrinsic-value method of accounting as prescribed by Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock based awards to employees.  Under APB 25, the Company recognizes no compensation expense with respect to such awards when the exercise price is equal to or greater than the market price at the date of grant.  Accordingly, no stock-based employee compensation cost is reflected in reported results of operations for all periods presented.

The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement no. 123”, effective January 1, 2003 (see “Recent Accounting Pronouncements”).  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended March 31		Nine Months Ended Ended March 31
	2003	2002	2003	2002
Net income (loss)	$(5,410)	$302	$(29,852)	$1,848

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(493)	(1,286)	(1,965)	(3,466)
Pro forma net loss	$(5,903)	$(984)	$(31,817)	$(1,618)

Earnings (loss) per share as reported:
Basic and diluted	$(0.23)	$0.01	$(1.27)	$0.08

Pro forma loss per share:
Basic and diluted	$(0.25)	$(0.04)	$(1.35)	$(0.07)

Pension Benefits – The valuation of the Company’s pension plan requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, investment returns, projected salary increases and mortality rates.  Changes in assumptions and future interest rates and investment returns could potentially have a material impact on the Company’s expenses and related funding requirements.

Derivative Financial Instruments – The Company uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes. The accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and the matching of the derivative to the underlying transaction. The resulting gains or losses are accounted for as part of the transactions being hedged, except for losses not expected to be recovered upon the completion of the hedge transaction, which are expensed.

Recent Accounting Pronouncements – In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullified Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material impact on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".  FIN 45 requires guarantors to recognize, at fair value, obligations to perform under certain guarantees, and is effective for guarantees issued or modified on or after January 1, 2003.  FIN 45 did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for the current period.

3.             Inventories

Inventories at March 31, 2003 and June 30, 2002 consist of the following:

	March 31	June 30
Raw materials and stock parts	$27,160	$29,201
Work-in-process	15,552	10,747
Finished goods	5,699	5,390
	$48,411	$45,338

4.             Commitments and Contingencies

The Company is a party to a number of product liability lawsuits, many of which involve fires allegedly caused by defective lighting ballasts. All of these cases are being defended by the Company, and management believes that its insurers will bear all liability, except for applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material effect on the Company.  In June 2001 the Company sold its Lighting business.  Pursuant to the terms of the sale agreement, the Company’s liability for such claims asserted subsequent to December 2003 will terminate, regardless of whether or not the ballasts were manufactured by the Company.

The Company is frequently named, along with numerous other defendants, in asbestos-related lawsuits. While the outcome of these cases cannot be predicted with certainty, the Company is aggressively defending against such claims and seeking to be dismissed as a defendant.  The Company has never produced asbestos-containing products and is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims, all of which arise from business operations the Company acquired but no longer owns.  The Company does not believe the proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology. Mr. Nilssen sought unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting its affirmative defenses, as well as a counterclaim for a judicial declaration that its products did not infringe the patents asserted by Nilssen and also that the asserted patents were invalid. The Company vigorously defended the lawsuit.  In April 2003, the lawsuits were dismissed with prejudice and the parties agreed to submit limited issues to binding arbitration. Although the Company will continue to assert what it believes are strong defenses at arbitration, an unfavorable decision  could have a material adverse effect on the Company’s financial position or results of operations.

Beginning in 1997, the Company entered into a number of swap transactions with Bank of America (“B of A”) to reduce its exposure to fluctuations in interest rates on its outstanding debt.  One swap transaction included a provision that allowed B of A, at its sole option, to extend the transaction for a five-year period upon expiration (the “swaption”). Prior to August 1999, the Company paid off a large amount of its outstanding debt and the existing hedging strategy was no longer appropriate.  Beginning in August 1999, the Company, with B of A’s assistance, began unwinding the swap transactions and in December 1999, it unwound the last remaining swap, which was subject to the swaption.  On June 26, 2002, the Company received notice that B of A intended to exercise the swaption, although at that point the underlying swap had been terminated for two and a half years. Between December 1999 and June 2002, the Company had no contact from B of A (which was also the agent bank under its credit agreement) regarding the alleged survival of the swaption. As a result of the significant decline in interest rates between December 1999 and June 2002, the  value of a swaption had increased significantly in B of A’s favor.  A dispute arose between the Company and B of A regarding whether the swaption was also terminated in December 1999 along with the underlying swap and whether a right to extend a terminated contractual agreement even exists.  In December 2002, the Company filed a lawsuit in Los Angeles Superior Court against Bank of America.  Bank of America removed the case to the U.S. District Court for the Central District of California.  In April 2003, the Company and B of A reached an agreement whereby Magnetek would pay B of A $3.275 million.  A corresponding charge to income was recorded in the quarter ended March 31, 2003 and is reflected as other expense in the accompanying condensed consolidated income statement.

From time to time, the Company discovered the existence of hazardous substances at certain  facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the third quarter of fiscal 2003.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the third quarter of fiscal 2003. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Prior to the Company’s purchase of Century Electric, Inc. (“Century Electric”) in 1986, Century Electric acquired a business from Gould Inc. (“Gould”) in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (“PCBs”) at the McMinnville facility (the “1983 Indemnity”).  The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and  plant employees were notified of the presence of contaminants at the  facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. The Company believes the cost of further investigation and remediation (including ancillary costs) are covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant in August 1999 and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould’s substantial failure to perform such obligations could have a material adverse effect on the Company’s financial position or results of operations.

The Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport, Connecticut facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability related to offsite disposal locations where Magnetek may have a share of potential response costs. In 1999 FOL filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding.  Although the Company believes that FOL has substantially completed the obligations required by the indemnification agreement, its ability to set aside any remaining obligations to the states of Connecticut and New Jersey through bankruptcy, or the discovery of additional environmental contamination at the Bridgeport facility, could have a material adverse effect on the Company’s financial position or results of operations.

5.             Comprehensive Income (Loss)

For the fiscal quarters and nine months to date ended March 31, 2003 and 2002, comprehensive income (loss) consisted of the following:

Fiscal Quarter

	2003	2002
Net income (loss)	$(5,410)	$302
Currency translation adjustment	1,754	347
Comprehensive income (loss)	$(3,656)	$649

Nine Months to Date

	2003	2002
Net income (loss)	$(29,852)	$1,848
Currency translation adjustment	3,503	2,069
Comprehensive income (loss)	$(26,349)	$3,917

6.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31		Nine Months Ended Ended March 31
	2003	2002	2003	2002
Basic earnings (loss) per share:
Net income (loss)	$(5,410)	$302	$(29,852)	$1,848

Weighted average shares for basic earnings per share	23,525	22,455	23,519	22,505

Basic earnings (loss) per share	$(0.23)	$0.01	$(1.27)	$0.08

Diluted earnings (loss) per share:
Net income (loss)	$(5,410)	$302	$(29,852)	$1,848

Weighted average shares for basic earnings per share	23,525	22,455	23,519	22,505
Effect of dilutive stock options	—	395	—	341
Weighted average shares for diluted earnings per share	23,525	22,850	23,519	22,846

Diluted earnings (loss) per share	$(0.23)	$0.01	$(1.27)	$0.08

7.             Goodwill

The changes in the carrying value of goodwill by reporting unit, net of accumulated amortization of $9,720, are as follows:

	Telecom Power	Power Electronics	Industrial Controls	Total
Balance at June 30, 2002	$36,301	$33,509	$25,723	$95,533

Acquisitions during period	—	—	1,693	1,693

Purchase price adjustments and reclassifications	(2,859)	—	—	(2,859)

Currency translation	—	864	(11)	853

Impairment of goodwill	(33,442)	—	—	(33,442)

Balance at March 31, 2003	$—	$34,373	$27,405	$61,778

As a result of the decline in the Company’s market capitalization in the first quarter of fiscal 2003, the continuing decline in the telecommunications (telecom) market, and anticipated reduced demand of telecom power system spending in the future, the Company determined that there were indicators of impairment in the carrying value of goodwill related to acquisitions made within the past two fiscal years in the telecom industry.   Accordingly, during the second quarter of fiscal 2003, the Company performed an interim test for goodwill impairment in accordance with SFAS No. 142.  At the end of the first quarter of fiscal 2003, the Company had goodwill of $95.5 million resulting from acquisitions. Upon completing the interim impairment tests, the Company recorded a goodwill impairment charge of $33.4 million related to the telecom acquisitions.

8.             Acquisitions

During the third quarter of fiscal 2003, the Company purchased all of the outstanding shares of MXT Holdings, Inc. for approximately $4.5 million in cash, subject to post closing adjustments.  MXT Holdings, Inc. is a holding company whose wholly owned subsidiary, Maxtec International Corp. is engaged in the development, manufacture and sale of wireless remote controls and anti-collision systems for overhead cranes, hoists, monorail systems, conveyors, locomotives and other material handling applications under the name Telemotive Industrial Controls (“Telemotive”).  Telemotive reported revenue of approximately $10.0 million in its most recently completed fiscal year.  Acquisition costs in excess of net assets acquired, approximately $1.7 million, were recorded as goodwill.  The acquisition was financed from the Company’s revolving credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results could differ from those estimates.  For additional information regarding our critical accounting policies and significant assumptions, refer to Note 2 of Notes to Condensed Consolidated Financial Statements, or to the footnotes included in our Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission. There have been no significant changes in critical accounting policies since June 30, 2002.

Three Months Ended March 31, 2003 and 2002

Net Sales and Gross Profit

Net sales for the third quarter of fiscal 2003 were $53.2 million, an increase of 19.8% from the third quarter of fiscal 2002 sales of $44.4 million.  The revenue increase is due to higher sales of power supplies, particularly into consumer product markets, as well as the acquisition of Telemotive, which offset lower sales in industrial controls markets.  We expect our fourth quarter revenue to remain relatively flat with the third quarter, as we expect continuing softness in the general economy and the telecommunications market in particular.

Our current year third quarter gross profit was $10.3 million, or 19.4% of sales, versus $10.5 million, or 23.7% of sales in the third quarter of fiscal 2002. The continued strength in the Euro relative to the U.S. dollar compressed gross profits on sales from our European subsidiary denominated in U.S. dollars, negatively impacting power supply gross profits.  Additionally, softness in the industrial controls business and lower margins in telecom power and related service revenue negatively impacted margins.

Research and Development, Selling, General and Administrative

R&D expense was $3.0 million, or 5.6% of sales, in the third quarter of fiscal 2003 compared to $2.5 million, or 5.6% of sales, in fiscal 2002. We maintained our spending in new product development aimed at custom product markets and diverse consumer markets.  We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.

Selling, general and administrative (SG&A) expense was $10.2 million (19.1% of sales) in the third quarter of fiscal 2003 versus $7.5 million (16.9% of sales) in the third quarter of fiscal 2002.  This increase was due to the acquisition of Telemotive, volume-related selling expenses, and increased pension, legal and advertising expenses.  Our third quarter fiscal 2003 selling expenses were $4.4 million versus $3.7 million in the third quarter of fiscal 2002, due to the acquisition of Telemotive, and higher spending to improve our sales capabilities, increase brand awareness and develop our domestic OEM and distribution sales channels.  Our third quarter fiscal 2003 pension expense was $0.4 million compared to a prior year third quarter income amount of $0.2 million.  We expect this higher level of pension expense to continue throughout fiscal 2003.

Interest and Other Expense

Net interest expense was $0.6 million in the third quarter of fiscal 2003 compared to net interest expense of $0.1 million in the third quarter of fiscal 2002.  The increase in net interest expense is attributable to increased borrowings under domestic and European credit facilities and expenses related to the amendment in March 2003 to our revolving loan facility agreement.  Other expense in the third quarter of fiscal 2003 includes a $3.3 million charge for settlement of our litigation with Bank of America (see Note 4 of “Notes to Condensed Consolidated Financial Statements”).

Net Income (Loss)

Net loss for the third quarter of fiscal 2003 was $5.4 million, compared to net income of $0.3 million in the third quarter of fiscal 2002.  The tax benefit in the third quarter of fiscal 2003 was $1.3 million (19.5% effective rate) versus a tax provision of $0.2 million (38% effective rate) in the third quarter of fiscal 2002.  As a result of the deferred tax asset position on our balance sheet, we do not expect to record tax benefits for future pretax losses.

Nine Months Ended March 31, 2003 and 2002

Net Sales and Gross Profit

Our net sales for the first nine months of fiscal 2003 were $147.3 million, a 2.3% increase from sales of $144.0 million for the first nine months of fiscal 2002.  Current year revenue was negatively impacted by weakness in the general economy as well as continued weakness in certain served markets, notably telecommunications and information technology.

Our fiscal 2003 gross profit for the first nine months was $26.4 million, or 17.9% of sales, versus $33.3 million, or 23.1% of sales in the first nine months of fiscal 2002.  The fiscal 2003 gross profit reflects a charge of $4.7 million to write down the value of telecom-related inventory based upon past and expected future demand.  Excluding this charge gross profit would have been $31.1 million, or 21.1% of sales. Lower sales and margins in telecom power and related service revenue also negatively impacted gross profit.  Additionally, the strength in the Euro relative to the U.S. dollar compressed gross profits on sales from our European subsidiary denominated in U.S. dollars, negatively impacting power supply gross profits.

Research and Development, Selling, General and Administrative

Research and development (R&D) expense was $8.5 million, or 5.8% of sales, in the first nine months of fiscal 2003 compared to $7.2 million, or 5.0% of sales, in the first nine months of fiscal 2002. We increased spending in new product development aimed at diverse consumer markets, our fastest growing product area.  We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.

Selling, general and administrative (SG&A) expense was $29.6 million (20.1% of sales) for the first nine months of fiscal 2003 versus $23.2 million (16.1% of sales) for the first nine months of fiscal 2002.  This increase was due to the acquisition of Telemotive, increased headcount in sales and marketing, and increased pension, insurance, advertising and legal expenses. Fiscal 2003 selling expenses were $12.7 million for the first nine months versus $10.7 million in the first nine months of fiscal 2002, due to higher spending to improve our sales capabilities, increase brand awareness and develop our domestic OEM and distribution sales channels. Pension expense was $1.1 million for the first nine months of fiscal 2003 compared to pension income of $0.7 million for the same period in fiscal 2002.  We expect this higher level of pension expense to continue throughout fiscal 2003.

Gain from Termination of Retiree Medical Plan

Fiscal 2003 results for the first nine months include a nonrecurring pre-tax gain of $27.8 million related to the termination in the first quarter of our retiree medical plan.  The financial impact in future fiscal quarters subsequent to the first quarter of fiscal 2003 will be a reduction of income from operations of approximately $0.4 million, due to elimination of the amortization credit associated with the related liability.  However, we will realize a positive quarterly cash impact of approximately the same amount.

Goodwill and Fixed Asset Impairment

During the second quarter of fiscal 2003, we determined that there were indicators of impairment in the carrying value of goodwill, based on the decline in our market capitalization and the continuing decline in the telecommunications industry.  We performed an interim impairment test in accordance with SFAS 142 based on updated forecasts of operating results and cash flows, and we recorded a $33.4 million goodwill impairment charge in the second quarter of fiscal 2003.  The charge relates exclusively to our telecommunications business and effectively reduces the carrying value of goodwill for that business to zero.

We also performed an impairment review of our long-lived assets in accordance with SFAS 144.  Based upon utilization and current market values of certain fixed assets, notably in our telecommunications business, we recorded a $0.6 million impairment charge in the second quarter of fiscal 2003 to reduce the carrying value of those assets.

Interest and Other Expense (Income)

Net interest expense was $1.0 million for the first nine months of fiscal 2003 compared to net interest expense of $0.1 million for the same period in fiscal 2002. The increase in net interest expense is attributable to increased borrowings under domestic and European credit facilities and expenses related to the amendment in March 2003 to our revolving loan facility agreement.  Other expense in the third quarter of fiscal 2003 includes a $3.3 million charge for settlement of our litigation with Bank of America. Other income in the third quarter of fiscal 2002 includes $0.2 million related to the sale of the Company’s standard drives business.

Net Income (Loss)

Net loss for the first nine months of fiscal 2003 was $29.9 million, including the impact of  the nonrecurring gain, goodwill and fixed asset impairment charges and litigation settlement charges, compared to net income of $1.8 million for the first nine months of fiscal 2002.  Excluding the impact of the nonrecurring gain, all telecom-related asset write downs and impairment charges, and the litigation settlement charge, our net loss would have been $4.8 million.  The tax provision for the first nine months of fiscal 2003 was $7.6 million versus $1.1 million for the same period of fiscal 2002. Although we had a pretax operating loss of $22.2 million for the first nine months of fiscal 2003, we also recorded a tax provision during the same period, associated mainly with the $27.8 million nonrecurring gain recorded in the first quarter of fiscal 2003. There was no tax benefit associated with the $33.4 million goodwill impairment charge recorded in the second quarter of fiscal 2003, as the goodwill to which the charge related is not deductible for income tax purposes.  As a result of the deferred tax asset position on our balance sheet, we do not expect to record tax benefits for future pretax losses.

Liquidity and Capital Resources

As a result of non-cash charges recorded during the second fiscal quarter in accordance with SFAS Nos. 142 and 144, as well as projected operating performance, in March 2003 the Company and its lenders under the Company's domestic revolving loan facility executed an amendment to the revolving loan facility agreement to address the violation or potential violation of certain financial covenants.  The amendment reduced the bank’s lending commitment to $16 million from $40 million, increased certain fees and interest rates and adjusted certain financial covenants through the Company’s fiscal year end on June 30, 2003.  The amendment also contains restrictions on disbursements for, among other things, dividend payments, stock repurchases and acquisitions.  The loan facility agreement also supports the issuance of letters of credit and expires on December 17, 2003.  Our European subsidiary maintains borrowing arrangements with local banks, primarily to support working capital needs.

During the quarter ended March 31, 2003 the Company acquired MXT Holdings, Inc. for a cash purchase price of approximately $4.5 million (see Note 8 of “Notes to Condensed Consolidated Financial Statements”).  The purchase was funded with proceeds from the domestic revolving loan facility.  As of March 31, 2003, long-term borrowings (including current portion) were $14.7 million compared to $4.1 million as of June 30, 2002.  The increase related primarily to the purchase of Telemotive and year-to-date operating losses incurred mainly in the Telecommunications Systems business.  As of March 31, 2003, borrowings under the domestic revolving loan facility were $4.7 million; borrowings under European credit lines were $6.4 million with the remaining $3.6 million in long-term borrowings representing capital leases and notes payable in Europe.  In April 2003, the Company made a payment to Bank of America in connection with the settlement of litigation (See Note 4 of “Notes to Condensed Consolidated Financial Statements”) with proceeds from the revolving loan facility.  As of May 6, 2003 there were approximately $4 million in available borrowings under the domestic loan facility and approximately $3 million in available borrowings under European credit lines, as well as $1.7 million in available cash balances.

We intend to replace our existing revolving loan facility agreement with an asset based lending arrangement and are currently working with potential lenders toward that end.  We are also evaluating additional financing in Europe that would be secured by our owned European land and facility that could provide up to $10 million in additional borrowing capacity.

Capital expenditures in the third fiscal quarter of 2003 were $2.0 million with $4.7 million in capital expenditures for the first nine months of fiscal 2003.  We anticipate that our capital expenditures for the fiscal year will be less than $7.0 million.

As a result of the decline in stock market equity values and interest rates over the past nine months, the amount by which the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets has continued to increase during fiscal 2003.  As a result, in accordance with accounting rules an additional minimum pension liability will be recorded in the Company’s balance sheet as of our fiscal year end at June 30, 2003.  The amount of additional minimum pension liability depends primarily on trust asset values and interest rates at June 30, 2003, however current projections indicate an amount of approximately $30 million.  The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets as well as interest rates.  No contributions are currently mandated under pension funding regulations, however, we intend to make a contribution of approximately $2.5 million in September 2003.  This contribution may be made in cash, Company stock, or a combination of the two.  Based upon this contribution and current contribution credits available to the Company under pension funding regulations, actuarial projections indicate no mandatory contributions would be required through calendar 2007.  However, we may elect to make contributions to the plan prior to that time, and, depending upon changes in asset values and interest rates, required contributions in periods subsequent to 2007 could be significant.

Based upon current plans and business conditions, management believes that borrowing capacity under our revolving loan facilities and borrowings secured by our European land and facility, as well as internally generated cash flows will be sufficient to fund anticipated working capital needs, capital expenditures and other near-term commitments.

ITEM 3

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks in the areas of foreign exchange and interest rates.  To reduce the effect of such risks, the Company selectively utilizes derivative financial instruments.  These instruments are used to hedge foreign currency and interest rate market exposures.  The Company does not use, and Company policy prohibits the use of, derivative financial instruments for speculative or trading purposes.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Securities Exchange Act Rule 13a-14, within 90 days prior to the date of filing of this Report, an evaluation of the Company’s disclosure controls and procedures was performed by management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our  periodic SEC filings.

Changes in Internal Controls

In the quarter ended March 31, 2003, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

MAGNETEK, INC.
(Registrant)

Date: May 14, 2003	/s/ DAVID P. REILAND
David P. Reiland
Executive Vice President and Chief Financial Officer
(Duly authorized officer of the registrant and principal financial officer)

CERTIFICATION

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ ANDREW G. GALEF
Andrew G. Galef
Chairman of the Board,
President and Chief Executive Officer

CERTIFICATION

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ DAVID P. REILAND
David P. Reiland
Executive Vice President and Chief Financial Officer