Form 10-K
period 2003-06-30
MAGNETEK INC
filed 2003-09-29
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $4.44, per share as reported by the New York Stock Exchange, on December 31, 2002 (the last business day of the Company's most recently completed second fiscal quarter), was $100,081,618. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the Registrant's Common Stock, as of September 5, 2003 was 23,541,147 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Magnetek, Inc. 2003 Annual Report for the year ended June 30, 2003 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference into this Form 10-K, the Magnetek, Inc. 2003 Annual Report is not deemed filed as part of this Form 10-K.

        Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2003 are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2003

        The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the fiscal year ended on June 30. Fiscal years 2003, 2002 and 2001 contained 52 weeks.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        Magnetek, Inc. ("Magnetek" or "the Company") supplies digital power-electronic products used in information technology, industrial, communications, alternative energy, consumer and other markets. These products usually take the form of sub-systems. They are sold directly or through agents to original equipment manufacturers (OEMs) for incorporation into their products, to system integrators and value-added resellers for assembly and installation in end-user systems, and to distributors for resale to OEMs, contractors and end users for repair and replacement purposes. Founded in July 1984 and listed on the New York Stock Exchange in July 1989 (NYSE: MAG), Magnetek operates six factories in North America, two in Europe and one in China, together employing approximately 1,700 people worldwide. The Company operates in a single segment called Digital Power Products, which includes two broad product lines, Components and Systems.

Digital Power Products

        General.    According to MicroTech Consultants, a power industry research firm, Magnetek ranks among the world's 15 largest independent makers of OEM power supplies. The Company is an acknowledged innovator in power-electronic sub-systems design, thermal management technology and the application of microprocessors and software in digital power-electronic products. International sales accounted for approximately 48% of the Company's net sales. One single customer, Merloni Elettrodomestici, accounted for 11% of the Company's net revenues in fiscal 2003.

        Components.    Embedded power products (components) accounted for approximately 60% of Magnetek's net sales in fiscal 2003. The Company's power components, which are sold to original equipment manufacturers for installation in their products, include: Ac-to-Dc switching power supplies, Ac-to-Dc rectifiers/battery chargers, Dc-to-Dc power converters, Dc-to-Ac power inverters and peripheral component interconnects (PCIs). These products are used primarily in telecommunications, data-processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances. Principal customers include Merloni, IBM, Siemens, Motorola, Alcatel and Ericsson.

        Systems.    Integrated power products (systems) accounted for approximately 40% of the Company's net sales in fiscal 2003. Magnetek's systems consist primarily of programmable motion control and power conditioning systems. They include alternating current (Ac) and direct current (Dc) variable-frequency motor drives (VFDs), fuel cell power inverters and telecom power plants. The Company is North America's largest supplier of VFDs and related software and accessories for controlling overhead cranes, hoists and elevators. Principal customers include the world's leading elevator and mining machinery builders and most of the industrial crane and hoist companies in North America. Magnetek is the world's largest builder of power conditioners for stationary fuel cells. The Company's principal customer for these products is United Technologies. The Company's power systems also include complete Dc power systems for telecom and networking applications. Principal customers for these systems include Verizon, Nortel, U.S. Cellular and T-Mobile.

        Backlog.    Backlog as of June 30, 2003 was $58.3 million versus $53.4 million at the end of fiscal 2002. The Increase in backlog reflects improvement in overall economic activity and specific growth in consumer markets. Magnetek expects that all of the $58.3 million backlog will be filled during fiscal 2004.

        Competition.    Magnetek's primary competitors include Delta Electronics, Emerson/Astec/APS, Artesyn Technologies, Invensys/Lambda, Power-One, Celestica, C&D Technologies, SL Industries, Tyco,

Marconi/Lorain, Yaskawa, KCI/Konecranes, OMRON, KEB, Peco II, Vicor, and Basler. Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than Magnetek.

Competitive Strengths

        Management believes that Magnetek benefits most from competitive advantages in the following areas:

        Technological Capabilities.    Magnetek emphasizes and leverages its ability to provide custom-designed and customized solutions for power and motion control applications through digital power-electronic technology. The Company recruits top talent from universities that stress power electronics in their curricula, and its technical personnel possess substantial expertise in disciplines central to digital power systems. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors and software algorithms in the development of "smart" power products.

        Customer Relationships.    Magnetek has established long-term relationships with major manufacturers of data-processing and telecommunications equipment and systems, business machines, medical electronics, fuel cells, cranes and hoists, mining equipment and elevators, among others. The Company believes that these relationships have resulted from its responsiveness, its readiness to meet special customer requirements based on innovative technology, the quality and cost-effectiveness of its products, its commitment to stand behind its products, and its after-sale service. As a supplier of custom and customized products and systems, maintenance and development of customer relationships are important strategic priorities of the Company.

        Manufacturing and Systems Integration.    Magnetek competes as a high-quality, cost-effective supplier of digital power subsystems that are incorporated into customers' products, systems and operations. The Company has taken steps to enhance its competitive position by locating new production facilities in low-cost labor areas, implementing demand-flow and cellular manufacturing techniques, and investing in state-of-the-art manufacturing capabilities, such as surface-mount machinery and advanced electronic test equipment, to enhance its product quality and reliability. The Company also integrates its power-electronic sub-systems into complete systems for providing power and control for certain end-use markets and customers, and believes that its system-integration capability represents an advantage, especially in the industrial, alternative energy and telecommunications markets in which it competes.

        Product Breadth and Market Diversity.    Magnetek provides a broad diversity of products in each of its product lines. Since product breadth is an important consideration for many customers and distributors in their selection of suppliers, the Company's breadth of product offerings has been an advantage in penetrating and maintaining OEM relationships and in establishing channel partnerships. Magnetek also addresses a variety of end-markets and a wide range of customers in the belief that reduction of dependence on a limited number of markets or customers both reduces the Company's susceptibility to economic cycles and increases its prospects for profitable growth.

Competitive Weaknesses

        Management considers the following to be Magnetek's primary competitive weaknesses:

        Brand Recognition.    As noted above, Magnetek ranks among the world's 15 largest independent manufacturers of OEM power supplies. However, the power products industry is very fragmented, the Company's power components business is European-based, and its primary power systems businesses were acquired relatively recently. Consequently, the "Magnetek" brand name is not as well known in the important North American market as some of the Company's competitors' brands. The Company conducted a marketing communications effort to familiarize North American power product customers with the Magnetek brand in fiscal 2003, and is continuing to rely on the established brand names of its recently acquired systems businesses until such time as the Magnetek name is better known among power systems users.

        Marketing Channels.    Historically, Magnetek has been primarily a manufacturer of custom power supplies and has not had a broad offering of "standard" products, wherein certain basic features and form factors are dictated by industry codes. Therefore, while the Company is well known among users of custom power supplies, it is not as well known among users of standard power products. However, Magnetek has expanded its product offering in an effort to make product-line breadth a competitive strength. Armed with this expanded product offering, the Company has been able to retain proven sales managers, enlist leading sales representative firms, and sign up leading distributors in North America, Europe and Asia to reach users of industry-standard and modified-standard power products.

        Financial Resources.    Based on current plans and business conditions, management believes that Magnetek's borrowing capacity, together with internally generated cash flows, will be sufficient to fund the Company's operations and other commitments. However, some of the Company's competitors have substantially greater financial resources than Magnetek.

Restructuring and Current Strategy

        Since the mid-1990s, Magnetek has undertaken a series of strategic initiatives to strengthen its financial position, tighten its business focus and improve its competitiveness. From 1998 through 2001, a number of electrical commodity product businesses, representing more than three quarters of the Company's revenue, were divested (Motors and Generators in 1999 and Standard Drives, Lighting Ballasts and Component Transformers in 2001). Proceeds from these divestitures were applied to eliminate the Company's long-term debt, repurchase Company stock, and make selective product-line acquisitions.

        Magnetek's strategy is centered on power component innovation, forward integration into systems, and market diversity. The Company intends to continue to build on its competitive strengths and strategy by expanding its portfolio of digital power-electronic products through research and development and expanding its geographic markets. Management believes that attractive growth opportunities exist in North American and Asian markets for Magnetek embedded power products that have achieved substantial market positions in Europe, and that attractive growth opportunities may exist in Europe and Asia for Magnetek integrated power systems that have achieved substantial market positions in North America.

International Operations

        International sales accounted for 48% of Magnetek's net revenues in fiscal 2003. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. In Europe the Company operates two manufacturing facilities, one in Italy and one in Hungary, and employs approximately 900 people. The Company also operates a manufacturing facility in Shen-Zhen, China which employs approximately 200 people.

        For the Company's 2003, 2002, and 2001 fiscal years, revenues derived from domestic sales were $105.5 million, $123.7 million, and $205.9 million, respectively, and revenues derived from international sales were $96.3 million, $64.5 million, and $92.3 million, respectively.

Seasonality

        Historically, Magnetek's business has tended to be seasonal, with the first two quarters of the fiscal year being somewhat weaker than the last two due primarily to customer plant closures during holidays and traditional vacation periods. The first fiscal quarter (July-September) includes plant closures typically lasting up to two weeks in July in North America and throughout the month of August in Europe. The second fiscal quarter (September-December) includes religious and year-end holidays in both North America and Europe. Also, customers who budget on a calendar-year basis typically begin spending on new programs in January with many programs scheduled for completion prior to the summer vacation period, making the January-June period (the second half of Magnetek's fiscal year) stronger than the July-December period. Management estimates that, all else being equal, seasonality may create a 10-20% differential between the Company's fiscal first- and second-half revenues.

Suppliers and Raw Materials

        Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2003, raw materials purchases accounted for approximately 62% of the Company's cost of sales. Production of digital power products depends heavily on various electronic components. The Company seeks to obtain competitive pricing on these raw materials by utilizing multiple suppliers available to its North American, European and Asian operations, leveraging its combined purchasing requirements, and utilizing internet sources when appropriate.

        Based on analyses of the costs and benefits of its level of vertical integration, Magnetek is continuing to increase its outsourcing of certain materials and component parts that previously have been produced internally.

Research and Development

        Magnetek's research and development activities, which are conducted primarily at advanced development centers in Valdarno, Italy, Chatsworth, California and Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers' specific needs. Total research and development expenditures were approximately $11.1 million, $9.8 million and $9.4 million respectively, for the Company's 2003, 2002 and 2001 fiscal years.

Intellectual Property

        Magnetek holds numerous patents, trademarks and copyrights, and believes that it holds or licenses all of the patent, trademark, copyright and other intellectual property rights necessary to conduct its business. The Company generally relies upon patents, copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek's technology. Further, the laws of some foreign countries may not permit the protection of Magnetek's proprietary rights to the same extent as do the laws of the United States. Although the Company believes the protection afforded by its patents, patent applications, trademarks and copyrights has value, the rapidly changing technology in the digital power products industry and shortened product life cycles make Magnetek's future success dependent primarily on the innovative skills, technological expertise, research and development and management abilities of its employees rather than on patent, copyright, and trademark protection.

Employees

        As of September 1, 2003, the Company had approximately 700 salaried employees and approximately 1,000 hourly employees, of whom approximately 200 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

Available Information

        The Company's Internet address is www.magnetek.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports that are filed by the Company with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at or through the Company's website.

Environmental Matters – General

        From time to time, the Company discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the fiscal year 2003.

        The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the fiscal year 2003. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Century Electric (McMinnville, Tennessee)

        Prior to the Company's purchase of Century Electric, Inc. ("Century Electric") in 1986, Century Electric acquired a business from Gould Inc. ("Gould") in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls ("PCBs") at the McMinnville facility (the "1983 Indemnity"). The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and plant employees were notified of the presence of contaminants at the facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. The Company believes the cost of further investigation and remediation (including ancillary costs) are covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant in August 1999 and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould's substantial failure to perform such obligations could have a material adverse effect on the Company's financial position, cash flows or results of operations.

Effect of Fruit of the Loom Bankruptcy

        The Company acquired the stock of Universal Manufacturing Company ("Universal") from a predecessor of Fruit of the Loom ("FOL"), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport, Connecticut facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability related to offsite disposal locations where Magnetek may have a share of potential response costs. In 1999 FOL filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding. Although the Company believes that FOL has substantially completed the obligations required by the indemnification agreement, its ability to set aside any remaining obligations to the states of Connecticut and New Jersey through bankruptcy, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. PROPERTIES

        Magnetek's headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased, except for Valdarno, Italy. The Valdarno facility is owned by the Company's Italian subsidiary, Magnetek SpA.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Chatsworth, California	2004	48,000	Power supply manufacturing
Dallas, Texas	2005	101,000	Telecom systems manufacturing
Greenville, Ohio	2003	16,000	Telecom systems manufacturing
Los Angeles, California	2005	5,000	Corporate headquarters
Menomonee Falls, Wisconsin	2004	74,000	Industrial controls manufacturing
Pittsburgh, Pennsylvania	2003	8,911	Industrial controls manufacturing
Pomaz, Hungary	2004	44,000	Power supply manufacturing
Salgotarjan, Hungary	2006	118,000	Power supply manufacturing
Valdarno, Italy	—	183,000	Power supply manufacturing
Mississauga, Canada	2006	17,600	Industrial controls manufacturing
Shenzhen, China	2008	65,000	Power supply manufacturing
Glendale Heights, Illinois	2006	50,000	Industrial controls manufacturing

        In July 2003, the Company divested its Telecom Service business, which included the leased property in Greenville, Ohio. The Company believes its facilities are in satisfactory condition and are adequate for its present operations. See Note 6 of Notes to Consolidated Financial Statements with respect to facility equipment subject to encumbrances.

ITEM 3. LEGAL PROCEEDINGS

Litigation—Product Liability

        The Company is a party to a number of product liability lawsuits, all of which have arisen in connection with discontinued business operations of Magnetek. When the Company sold off these business operations, it agreed to defend and indemnify the different purchasers of these operations in respect of certain product liability claims. We are presently defending a number or product liability claims in connection with these indemnification obligations. After December 15, 2003, none of these purchasers will be entitled to make any further claims against the Company under these indemnification obligations. We will, however, remain liable for valid claims made before that date. All of the pending product liability cases are being aggressively defended by the Company, and management believes that its insurers will bear all liability, if any, that exceeds applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material adverse effect on the Company's results of operations or financial position.

        Magnetek has been named, along with numerous other defendants, in asbestos-related lawsuits. The Company has never produced asbestos-containing products and is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims, all of which arise from business operations the Company acquired but no longer owns. While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking to be dismissed from the proceedings and does not believe the proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation—Patent Infringement

        In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by Magnetek of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In April 2003, the lawsuit and counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. Settlement discussions have occurred from time to time, and although the Company will continue to assert what it believes are strong defenses at arbitration, an unfavorable decision could have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the stockholders of the Company during the quarter ended June 30, 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 2002 and 2003:

Quarter Ending	High	Low
September 30, 2002	10.05	2.65
December 31, 2002	6.09	3.28
March 31, 2003	5.35	2.32
June 30, 2003	3.20	1.90
September 30, 2001	12.69	8.81
December 31, 2001	10.49	7.80
March 31, 2002	12.00	8.91
June 30, 2002	12.73	9.42

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the ticker symbol "MAG." As of September 5, 2003 there were 221 record holders of Magnetek's Common Stock.

        Magnetek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 2003 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock. The Company did not repurchase any of its Common Stock during fiscal year 2003.

        On March 2, 2001, the Company issued an aggregate of 597,691 shares of Common Stock to the shareholders of ADS Power Resource, Inc., in a privately negotiated transaction involving fewer than 35 persons as part of the merger consideration paid by Magnetek in connection with its acquisition of ADS Power Resources, Inc. The shares were issued at a deemed issue price of $11.16 per share; approximately $6.7 million in the aggregate. The shares are "restricted securities" for purposes of Rule 144 of the Securities Act and each certificate representing any of such shares states on its face that it represents stock that has not been registered under the Securities Act and is not freely transferable.

        On June 27, 2002 the Company contributed 900,000 shares of its Common Stock into the Magnetek, Inc. Flexcare Plus Retirement Pension Plan. The value of that contribution was $9.89 per share and totaled approximately $8.9 million in the aggregate.

ITEM 6. SELECTED FINANCIAL DATA

        The information called for by this Item 6 is hereby incorporated by reference to the section of the Company's 2003 Annual Report entitled "Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item 7 is hereby incorporated by reference to the section of the Company's 2003 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item 7A is hereby incorporated by reference to the section of the Company's 2003 Annual Report entitled "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item 8 is hereby incorporated by reference to the Company's Financial Statements and the corresponding Report of Ernst & Young LLP, Independent Auditors in the Company's 2003 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Magnetek had no disagreements with its independent accountants in fiscal 2003 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

        Magnetek has evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) and the Company's internal control over financial reporting (as that term is defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). The controls and procedures are designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company. Procedures related to internal control over financial reporting are designed to provide reasonable assurances regarding the reliability of the Company's reporting and preparation of financial statements in accordance with generally accepted accounting principles. Based upon its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of fiscal year ended June 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in its periodic SEC filings.

        There were no changes in the Company's internal control over financial reporting during the Company's fiscal fourth quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding the Company's directors called for by this Item 10 is hereby incorporated by reference to the sections of the Company's 2003 Proxy Statement entitled "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

Supplemental Information—Executive Officers of the Company

        The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
Andrew G. Galef	70	Chairman of the Board of Directors, President and Chief Executive Officer
Antonio Canova, Ph.D	61	Executive Vice President, Power Electronics
Alexander Levran, Ph.D	53	Executive Vice President, Technology
Peter M. McCormick	43	Executive Vice President, Industrial Controls
David P. Reiland	49	Executive Vice President and Chief Financial Officer
Paul Schwartzbaum	41	Executive Vice President, Telecom Power
John P. Colling, Jr.	47	Vice President and Treasurer
Tina D. McKnight	45	Vice President, General Counsel and Secretary

        Mr. Galef has been the Chairman of the Board of Directors since July 1984 and the President and Chief Executive Officer since May 4, 1999. Mr. Galef previously served as Chief Executive Officer of the Company from September 1993 until June 1996. He is the sole shareholder of The Spectrum Group, Inc., a private investment and management firm, and has served as its President since its incorporation in California in 1978, and as its Chairman and Chief Executive Officer since 1987.

        Dr. Canova has been Executive Vice President, with responsibility for the Company's power electronics business since October 1993. He has served as Managing Director of Magnetek S.p.A. in Italy since March 1991. Prior to that, Dr. Canova was the Managing Director of Plessey S.p.A. from 1988 until March 1991 when Plessey S.p.A. was acquired by Magnetek. From 1969 to 1988, Dr. Canova served as General Manager of Plessey S.p.A.

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

        Mr. McCormick has been responsible for the Company's Industrial Controls business division since July 2002, first as Vice President and later as an Executive Vice President. From November 1999 until July 2002, Mr. McCormick was President of Industrial Controls. Prior to that, he was Vice President of Operations for the drives group from September 1998 until November 1999 and Vice President of the Custom Products business group from June 1996 until September 1998.

        Mr. Reiland has been Executive Vice President since July 1993 and Chief Financial Officer of the Company since July 1988. Mr. Reiland assumed temporary responsibility for the telecom business division from January 2003, following Mr. Pratt's departure, until April 2003 when Mr. Schwarzbaum joined the Company. Mr. Reiland was Senior Vice President from July 1989 until July 1993. He was Controller of the Company from August 1986 to October 1993, and was Vice President, Finance from July 1987 to July 1989. Prior to joining the Company, Mr. Reiland was an Audit Manager with Arthur Andersen & Co. where he served in various capacities since 1980.

        Mr. Schwarzbaum joined the Company as Executive Vice President and as President of the Telecom Power Group in April 2003. He joined Magnetek after three years with Corning Precision Lens, Inc., most recently serving as its Vice President and General Manager of the Consumer Video Optics business. Prior to that, Mr. Schwarzbaum held key management assignments with Zebra Technologies Corporation, a leading supplier of bar code printing systems, as well as product and marketing leadership positions with Mettler-Toledo, Inc. Mr. Schwarzbaum was also a principal of a boutique strategy and management consultancy based in Taipei Taiwan, where he lived and worked for three years. He began his career as a financial analyst with Charterhouse Japhet plc.

        Mr. Colling served as Vice President of the Company from July 1990 until he resigned as an officer in April 2003. Mr. Colling was the Treasurer of the Company from June 1989 until termination of his employment in August 2003 due to relocation of his responsibilities to the Corporate offices in Los Angeles, California. From July 1987 to June 1989, Mr. Colling was Assistant Treasurer. Prior to joining Magnetek, Mr. Colling was the Assistant Treasurer of Century Electric, where he served in various capacities from August 1981 until its acquisition by Magnetek in July 1987.

        Ms. McKnight joined the Company in September 2000 as Vice President, General Counsel and Secretary. Prior to joining the Magnetek, Ms. McKnight was Vice President and Assistant General Counsel of creditcards.com from 1999 to 2000 and Vice President, Senior Counsel and Assistant Secretary of Great Western Bank from 1990 to 1999. Ms. McKnight was an attorney with the law firms of Brobeck, Phleger & Harrison in Los Angeles, California from 1987 until 1990 and with Peterson, Ross, Schloerb & Seidel in Los Angeles, California from 1985 until 1987.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item 11 is hereby incorporated by reference to the section of the Company's 2003 Proxy Statement entitled "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The information called for by this Item 12 regarding beneficial ownership by certain persons of more than five percent of any class of the Company's voting securities and by the Company's directors and executive officers is hereby incorporated by reference to the section of the Company's 2003 Proxy Statement entitled "Beneficial Ownership".

Securities Authorized For Issuance Under Equity Compensation Plans

        The Company has no equity compensation plans or individual compensation arrangements under which equity securities of the Company are issuable that have not been approved by its shareholders. The following table reflects information as of the end of fiscal year 2003 with respect to securities issuable under the Company's equity compensation plans (including individual compensation arrangements), all of which securities are shares of the Company's common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	6,517,361	$10.27	13,838,772	(1)
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	6,517,361	$10.27	13,838,772

(1)
Excluding the 6,517,361 noted in column (a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is hereby incorporated by reference to the sections of the Company's 2003 Proxy Statement entitled "Transactions With Management and Others" and "Compensation Committee Interlocks and Insider Participation".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this Item 14 is hereby incorporated by reference to the section of the Company's 2003 Proxy Statement entitled "Independent Public Accountants".

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

		EDGARized Form 10-K Page	Annual Report to Stockholders Page
1.	Consolidated Financial Statements
	Consolidated Statements of Operations for Years Ended June 30, 2003, 2002 and 2001	—	11
	Consolidated Balance Sheets at June 30, 2003 and 2002	—	12
	Consolidated Statements of Stockholders' Equity for Years Ended June 30, 2003, 2002 and 2001	—	13
	Consolidated Statements of Cash Flows for Years Ended June 30, 2003, 2002 and 2001	—	14
	Notes to Consolidated Financial Statements	—	15
	Report of Ernst & Young LLP, Independent Auditors	—	32
2.	Consolidated Financial Statement Schedule
	Report of Ernst & Young LLP, Independent Auditors	19
	Schedule II—Valuation and Qualifying Accounts	20

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

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	By-laws of the Company, as amended and restated.
4.1	(5)	Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(7)	Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A.
4.3	(25)	Registration Rights Agreement dated as of March 2, 2001 by and between the Company and each ADS Shareholder.
4.4	(12)	Rights Agreement dated as of April 30, 2003 between the Company and The Bank of New York, as Rights Agent.

10.1	(8)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. ("1989 Plan").
10.2	(7)	Amendment No. 1 to 1989 Plan.
10.3	(7)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4	(7)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5	(9)	Magnetek, Inc. 1997 Non-Employee Director Stock Option Plan (the "DSOP").
10.6	(10)	First Amendment to the DSOP dated as of July 26, 2000.
10.7	(6)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.8	(11)	1999 Stock Incentive Plan of the Company (the "1999 Plan").
10.9	(11)	2000 Employee Stock Plan of the Company (the "2000 Plan").
10.10	(11)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.11	(13)	Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan (the "DDIP").
10.12	(28)	Amendment to the DDIP dated April 17, 2002.
10.13	(29)	2002 Magnetek, Inc. Employee Stock Purchase Plan.
10.14	(14)	Non-Qualified Stock Option Agreement between the Company and David P. Reiland.
10.15	(15)	Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.
10.16	(16)	Amendment dated as of January 25, 1995 to the Executive Management Agreement between the Company and The Spectrum Group, Inc.
10.17	(17)	Amendment No. 1 to the Executive Management Agreement dated as of June 30, 2000 between the Company and The Spectrum Group, Inc.
10.18	**	Amendment No. 2 to the Executive Management Agreement dated as of December 12, 2002 between the Company and The Spectrum Group, Inc.
10.19	(18)	Change of Control Agreement dated October 20, 1998 between Antonio Canova and the Company.
10.20	(18)	Change of Control Agreement dated October 20, 1998 between Alexander Levran and the Company.
10.21	(18)	Change of Control Agreement dated October 20, 1998 between David P. Reiland and the Company.
10.22	(19)	Change of Control Agreement dated November 1, 2000 between Tina McKnight and the Company.
10.23	**	Amendment to Change of Control Agreement dated April 30, 2003 between Tina McKnight and the Company.
10.24	(21)	Change of Control Agreement dated December 11, 2002, between Pete McCormick and the Company.

10.25	**	Change of Control Agreement dated April 30, 2003 between Paul Schwarzbaum and the Company.
10.26	(20)	Tax Agreement dated as of February 12, 1986 between the Company and Farley Northwest Industries, Inc.
10.27	(23)	Credit Agreement dated as of June 17, 2002 among the Company, Banc One Capital Markets, Inc., Bank One, Kentucky, NA, Wachovia Bank, NA and The Provident Bank.
10.28	(23)	Stock Pledge Agreement dated as of June 17, 2002 by the Company in favor of Bank One Kentucky, NA.
10.29	(23)	Subsidiary Guaranty dated as of June 17, 2002 by Magnetek ADS Power, Inc., Magnetek Leasing Corporation, Magnetek Mondel Holding, Inc. and J-TEC, Inc. in favor of Bank One Kentucky, NA.
10.30	(23)	Security Agreement dated as of June 17, 2002 between the Company and Bank One Kentucky, NA.
10.31	(23)	Security Agreement dated as of June 17, 2002 between Magnetek Leasing Corporation and Bank One Kentucky, NA.
10.32	(23)	Security Agreement dated as of June 17, 2002 between Magnetek ADS Power, Inc. and Bank One Kentucky, NA.
10.33	(23)	Security Agreement dated as of June 17, 2002 between Magnetek Mondel Holding, Inc. and Bank One Kentucky, NA.
10.34	(23)	Security Agreement dated as of June 17, 2002 between J-TEC, Inc. and Bank One Kentucky, NA.
10.35	(17)	Lease of Pomaz, Hungary facility.
10.36	(24)	Lease of Menomonee Falls, Wisconsin facility dated as of July 23, 1999.
10.37	(27)	Asset Purchase Agreement dated as of June 15, 2001 between the Company and Universal Lighting Technologies, Inc.
10.38	**	Stock Purchase Agreement dated as of December 30, 2002 by and among the Company and MXT Holdings, Inc.
13.1	**	2003 Annual Report.
23.1	**	Consent of Ernst & Young LLP, independent auditors.
31.1	**	Certification Pursuant to 18 U.S.C. Section 1350.
31.2	**	Certification Pursuant to 18 U.S.C. Section 1350.
32.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.2	**	Certification Pursuant to 15 U.S.C. Section 7241.

**
Filed with this Form 10-K.

(1)
Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.

(2)
Previously filed with Form 10-Q for quarter ended March 31, 2003.

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

(12)
Previously filed with Form 8-K filed May 12, 2003 and incorporated herein by this reference.

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

(21)
Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.

(23)
Previously filed with Form 10-K for Fiscal Year ended June 30, 2002 and incorporated herein by this reference.

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

(b)   Reports on Form 8-K

        During the last quarter of fiscal year 2003, the Company filed the following reports on Form 8-K:

    Form 8-K filed April 2, 2003 announcing an amendment to the Company's credit agreement and a loss to be recorded in connection with a previously disclosed dispute with Bank of America.

    Form 8-K filed April 25, 2003 announcing the Company's earnings for the quarter ended March 31, 2003 as Regulation FD disclosure (including attached financial statements).

    Form 8-K filed May 12, 2003 announcing the adoption of a stockholder rights plan by the Company's Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 29th day of September, 2003.

MAGNETEK, INC. (Registrant)
/s/ ANDREW G. GALEF Andrew G. Galef Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANDREW G. GALEF Andrew G. Galef	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 29, 2003
/s/ THOMAS G. BOREN Thomas G. Boren	Director	September 29, 2003
/s/ DEWAIN K. CROSS Dewain K. Cross	Director	September 29, 2003
/s/ PAUL J. KOFMEHL Paul J. Kofmehl	Director	September 29, 2003
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director	September 29, 2003
/s/ ROBERT E. WYCOFF Robert E. Wycoff	Director	September 29, 2003
/s/ DAVID P. REILAND David P. Reiland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 29, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

        We have audited the consolidated financial statements of Magnetek, Inc. as of June 30, 2003 and 2002, and for each of the three years in the period ended June 30, 2003, and have issued our report thereon dated August 20, 2003 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Woodland Hills, California
August 20, 2003

SCHEDULE II

MAGNETEK, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2001, 2002 and 2003

(amounts in thousands)

	Balance at Beginning of year	Additions charged to earnings	Deductions from Allowance	Other(a)	Balance at end of year
June 30, 2001
Allowance for doubtful receivables	$3,299	$5,088	$(2,172)	$(980)	$5,235
June 30, 2002
Allowance for doubtful receivables	$5,235	$946	$(3,816)	$67	$2,432
June 30, 2003
Allowance for doubtful receivables	$2,432	$248	$(452)	$199	$2,427

(a)
Represents primarily opening allowances for doubtful accounts balances of acquired/divested companies and foreign translation adjustments for the Company's foreign subsidiaries.

QuickLinks

MAGNETEK, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2003
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SCHEDULE II
MAGNETEK, INC. VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2001, 2002 and 2003 (amounts in thousands)