Form 10-Q
period 2003-09-30
MAGNETEK INC
filed 2003-11-04
CIK 751085

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2003

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

Yes  ☒  No ☐

                Indicate by check mark whether the registrant is considered an accelerated filer as defined in Rule 12b-2 of the Exchange Act.   Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of
October 30, 2003 was 28,446,302 shares.

2004 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of September 30, 2003 and the results of operations and cash flows for the three-month periods ended September 30, 2003 and 2002.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.  Results for the three-months ended September 30, 2003 are not necessarily indicative of results that may be experienced for the full fiscal year.

This document, including documents incorporated herein by reference, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project”, and “predict”, or similar words and phrases generally identify forward-looking statements.  Forward-looking statements contained or incorporated by reference in this document, including those set forth in the section of this document entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, include, but are not limited to, statements regarding projections of revenues, income or loss, capital expenditures, plans for future operations, products or services and financing needs or expectations, as well as assumptions relating to the foregoing.

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

Forward-looking statements contained in this document speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.  The Company does not have any obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

September 30, 2003 and 2002

(amounts in thousands, except per share data)

(unaudited)

	2003	2002

Net sales	$50,435	$42,826
Cost of sales	40,089	33,042

Gross profit	10,346	9,784
Research and development	2,843	2,513
Selling, general and administrative	10,470	9,464
Non-recurring gain	—	(27,771)

Income (loss) from operations	(2,967)	25,578
Interest and other expense	672	186

Income (loss) before provision for income taxes	(3,639)	25,392
Provision for income taxes	—	9,649
Net income (loss)	$(3,639)	$15,743

Earnings (loss) per common share

Basic and diluted:
Net income (loss)	$(0.15)	$0.67

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and JUNE 30, 2003

(amounts in thousands)

ASSETS	September 30	June 30
	(unaudited)
Current assets:
Cash	$1,396	$1,680
Accounts receivable, net	43,823	46,745
Inventories	49,965	48,843
Prepaid expenses and other	9,760	12,908
Total current assets	104,944	110,176

Property, plant and equipment	113,012	111,723

Less-accumulated depreciation and amortization	80,438	77,929
	32,574	33,794

Goodwill	63,147	63,067
Prepaid pension and other assets	74,169	73,614
Total Assets	$274,834	$280,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,773	$35,496
Accrued liabilities	10,517	13,452
Current portion of long-term debt	649	805
Total current liabilities	46,939	49,753

Long-term debt, net of current portion	25,228	25,897

Other long-term obligations	116,635	118,861

Deferred income taxes	6,455	6,469

Stockholders’ equity
Common stock	243	237
Paid in capital in excess of par value	108,988	106,541
Retained earnings	77,320	80,959
Accumulated other comprehensive loss	(106,974)	(108,066)
Total stockholders’ equity	79,577	79,671

Total Liabilities and
Stockholders’ Equity	$274,834	$280,651

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED

September 30, 2003 and 2002

(amounts in thousands)

(unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,639)	$15,743
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,481	2,175
Changes in operating assets and liabilities	1,539	(18,563)

Total adjustments	4,020	(16,388)
Net cash provided by (used in) operating activities	381	(645)

Cash flows from investing activities:
Proceeds from sale of businesses	1,250	—
Capital expenditures	(775)	(1,131)
Net cash provided by (used in) investing activities	475	(1,131)

Cash flow from financing activities:
Proceeds from issuance of common stock	62	83
Repayment of bank and other long term obligations	(825)	(310)
Increase in deferred financing costs	(377)	(42)
Net cash used in financing activities	(1,140)	(269)

Net decrease in cash	$(284)	$(2,045)
Cash at the beginning of the period	1,680	4,816

Cash at the end of the period	$1,396	$2,771

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Amounts in thousands, except per share data)

(unaudited)

1.                                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Magnetek, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the three months then ended.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period.  The three-month periods ended September 30, 2003 and 2002 each contained thirteen weeks.

2.                                       Summary of Significant Accounting Policies

Principles of Consolidation — The condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.   Significant areas requiring management estimates include the following key financial areas:

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business.  The Company is subject to losses from uncollectible receivables in excess of its allowances.  The Company maintains allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns.  If the financial conditions of the Company’s customers were to deteriorate and to impair their ability to make payments, additional allowances may be required in future periods.  The Company’s management believes that all appropriate allowances have been provided.

Inventories

The Company’s inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  Inventory on hand may exceed future demand either because the product is obsolete, or the amount on hand is more than can be used to meet future needs.  The Company identifies potentially obsolete and excess inventory by evaluating overall inventory levels.  In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare those with the current or committed inventory levels.  If future demand requirements are less favorable than those projected by management, additional inventory write-downs may be required.

Reserves for Litigation and Environmental Issues

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies.”  SFAS No. 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.”

SFAS No. 5 does not permit the accrual of gain contingencies under any circumstances.  For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events; and (2) that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management.  The Company uses its internal expertise, and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Income Taxes

The Company uses the liability method to account for income taxes.  The preparation of consolidated financial statements involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets.  An assessment of the recoverability of the deferred tax assets is made, and a valuation allowance is established based upon this assessment.

Federal income taxes are not provided currently on undistributed earnings of foreign subsidiaries since the Company presently intends to reinvest any earnings overseas indefinitely.

Pension Benefits

The valuation of the Company’s pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses and assets/liabilities.  These assumptions include discount rates, investment returns and mortality rates.  Changes in assumptions and future investments returns could potentially have a material impact on the Company’s expenses and related funding requirements.

Revenue Recognition — The Company’s policy is to record and recognize sales only upon shipment.  Amounts billed to customers for shipping costs are reflected in net sales; shipping costs are reflected in cost of sales.

Property, Plant and Equipment — Additions and improvement are capitalized at cost, whereas expenditures for maintenance and repair are charged to expense as incurred.  Depreciation is provided over the estimated useful lives of the respective assets (ranging from three to forty years) principally using the straight-line method.

Goodwill - The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective July 1, 2001.  Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, or interim impairment tests if certain indicators arise.  Management reviews the valuation of goodwill at least annually, using discounted future cash flow analysis of each of the Company’s reporting units.

Deferred Financing Costs — Costs incurred to obtain financing are deferred and included in other assets in the condensed consolidated balance sheets.  Deferred financing costs are amortized over the term of the financing facility.

Warranties — The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.

Earnings per Share — In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal period.

Stock-Based Compensation — The Company has elected to continue to use the intrinsic-value method of accounting as prescribed by Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock based awards to employees.  Under APB 25, the Company recognizes no compensation expense with respect to such awards when the exercise price is equal to or greater than the market price at the date of grant.  Accordingly, no stock-based employee compensation cost is reflected in reported results of operations for all periods presented.

The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” effective January 1, 2003.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three months ended September 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended
	September 30,
	2003	2002
Net income (loss)	$(3,639)	$15,743

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(707)	(800)
Pro forma net income (loss)	$(4,346)	$14,943

Earnings (loss) per share as reported:
Basic and diluted	$(0.15)	$0.67

Pro forma earnings (loss) per share:
Basic and diluted	$(0.18)	$0.63

Derivative Financial Instruments — The Company uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivatives and Hedging”, issued in April 2003.  These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measured at fair value, and that hedge accounting be applied when certain conditions are met.

Foreign Currency Translation - The Company’s foreign entities’ accounts are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at year-end.  Revenues and expenses are translated at the rates of exchange prevailing during the year.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders’ equity.

Recent Accounting Pronouncements — In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (VIE).”  FIN 46 requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. The Company does not expect FIN 46 to have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives and Hedging”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003 The adoption of SFAS No. 150 did not have a material impact on it’s the Company’s results of operations or financial position.

Reclassifications — Certain prior year balances were reclassified to conform to the current year presentation.

3.                                       Inventories

Inventories at September 30, 2003 and June 30, 2003 consist of the following:

	September 30	June 30
Raw materials and stock parts	$26,384	$26,994
Work-in-process	15,270	15,217
Finished goods	8,311	6,632
	$49,965	$48,843

4.                                       Commitments and Contingencies

The Company is a party to a number of product liability lawsuits, all of which arise from business operations no longer owned by Magnetek. Contractual liability for claims resulting from indemnification obligations related to sales of the various business operations has terminated, except for liability related to fires allegedly caused by defective lighting ballasts, which terminates December 15, 2003 for new claims.  All of the pending product liability cases are being aggressively defended by the Company, and management believes that its insurers will bear all liability, if any, that exceeds applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material effect on the Company’s results of operations or financial position.

The Company has been named, along with numerous other defendants, in asbestos-related lawsuits. The Company has never produced asbestos-containing products and is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims, all of which arise from business operations the Company acquired but no longer owns. While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking to be dismissed from the proceedings and does not believe the proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations or financial position.

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Nilssen and also that the asserted patents are invalid. In April 2003, the lawsuit and counterclaims were dismissed by the parties with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  The ballast division was sold in 2001 and the Company agreed to a limited indemnification of the buyer of the division against substantively the same claims raised against the Company.  In February 2003, Nilssen filed a suit against the buyer and the buyer is seeking indemnification from the Company in connection therewith.  Settlement discussions have occurred between the Company and Nilssen from time to time, and although the Company will continue to assert what it believes are strong defenses at arbitration, an unfavorable decision in the arbitration or the failure to obtain a favorable resolution of Nilssen’s claims against the buyer of the ballast division could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

From time to time, the Company discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first quarter of fiscal year 2004.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first quarter of fiscal year 2004. . Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Prior to the Company’s purchase of Century Electric, Inc. (“Century Electric”) in 1986, Century Electric acquired a business from Gould Inc. (“Gould”) in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (“PCBs”) at the McMinnville facility (the “1983 Indemnity”).  The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and plant employees were notified of the presence of contaminants at the facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. The Company believes the cost of further investigation and remediation (including ancillary costs) are covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant in August 1999 and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould’s substantial failure to perform such obligations could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

5.             Comprehensive Income (Loss)

For the fiscal quarters ended September 30, 2003 and 2002, comprehensive income (loss) consisted of the following:

	Three Months Ended
	September 30,
	2003	2002
Net income (loss)	$(3,639)	$15,743
Currency translation adjustment	1,092	(427)
Comprehensive income (loss)	$(2,547)	$15,316

6.                                       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2003 and 2002.  Weighted average basic and diluted shares outstanding include shares contributed to a Rabbi trust of 161 thousand shares and 114 thousand shares as of September 30, 2003 and 2002 respectively.

	Three Months Ended
	September 30,
	2003	2002
Basic earnings (loss) per share:
Net income (loss)	$(3,639)	$15,743

Weighted average shares for basic earnings (loss) per share	23,799	23,626

Basic earnings (loss) per share	$(0.15)	$0.67

Diluted earnings (loss) per share:
Net income (loss)	$(3,639)	$15,743

Weighted average shares for basic earnings(loss) per share	23,799	23,626
Effect of dilutive stock options	—	—
Weighted average shares for diluted earnings (loss) per share	23,799	23,626

Diluted earnings (loss) per share	$(0.15)	$0.67

7.             Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three months ended September 30, 2003 were as follows:

Warranty
Reserve
Balance at June 30, 2003	$503
Additions charged to earnings for product warranties	23
Use of reserve for warranty obligations	(63)
Decrease to pre-existing warranties	(50)
Balance at September 30, 2003	$413

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

8.             Other Events

On September 15, 2003, the Company issued 535 thousand shares of the Company’s common stock to the trustee of the Magnetek, Inc. FlexCare Plus Retirement Pension Plan as a voluntary contribution.

On October 8, 2003, the Company entered into agreements with a small number of investors to purchase 4.2 million shares of the Company’s common stock at a discount of 8% from the $5.10 closing price on that date.  On October 17, 2003 the Company issued the shares, receiving aggregate proceeds, net of fees and expenses, of approximately $18.5 million.  The proceeds were used to repay debt.

The Company has agreed to register the shares issued pursuant to the above transactions for resale.  Each of the above-described private placements was in reliance on exemptions available under Section 4(2) for registration of securities under the Securities Act of 1933, as amended.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a global provider of digital power-electronic products, including electronic converters, inverters, rectifiers and systems.  These products are used primarily in industrial, telecommunications, data processing, consumer, imaging, alternative energy, power generation and other applications requiring precise, efficient, reliable power.  We believe that with our technical and productive resources, we are well positioned to respond to increasing demand for such power.  We operate in a single business segment, Digital Power Products, which includes two broad product categories, Components and Systems.

Our embedded power products (Components), which are sold to original equipment manufacturers for installation in their products, include: Ac-to-Dc switching power supplies, Ac-to-Dc rectifiers and battery chargers, Dc-to-Dc power converters, Dc-to-Ac power inverters and peripheral component interconnects (PCI’s).  These products are used primarily in telecommunications, data-processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances.

Our integrated power products (Systems) consist primarily of programmable motion control and power conditioning systems and include: alternating current (Ac) and direct current (Dc) variable-frequency motor drives (VFDs), fuel cell power inverters and telecom power plants.  Our power systems also include complete Dc power systems for telecom and networking applications.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Such estimates are based upon historical experience and other assumptions believed to be reasonable given known circumstances.  Actual results could differ from those estimates.  On an ongoing basis, we evaluate and update our estimates, including those related to accounting for inventories, goodwill, pension benefits and reserves for litigation and environmental issues.  We consider the following policies critical to understanding our financial position and results of operations.

Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare those with the current or committed inventory levels.  If future demand requirements are less favorable than those we project, additional inventory write-downs may be required.

                Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment.  Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset.

We also periodically evaluate the carrying value of goodwill for impairment.  We have identified our Telecom Power, Power Electronics and Industrial Controls groups as reporting units under SFAS No. 142.  In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our identified reporting units to determine the fair value of those reporting units.    Such estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, market discount rates and tax rates.  If these estimates change in the future, or if actual circumstances vary significantly from these assumptions, this could result in additional goodwill impairment charges.

Pension Benefits

The valuation of our pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses and assets/liabilities.  These assumptions include discount rates, investment returns and mortality rates.  Changes in assumptions, or significant differences between actual future discount rates, investments returns and mortality rates from those assumptions, could potentially have a material impact on our expenses and related funding requirements.

Reserves for Litigation and Environmental Issues

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under SFAS No. 5, “Accounting for Contingencies.”  SFAS No. 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.”

SFAS No. 5 does not permit the accrual of gain contingencies under any circumstances.  For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events; and (2) that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on our part.  We use our internal expertise, and outside experts as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Income Taxes

We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes.  We also record valuation allowances against these deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, when, in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

Results of Operations - Three Months Ended September 30, 2003 and 2002

Net Sales and Gross Profit

Net sales for the first quarter of fiscal 2004 were $50.4 million, an increase of 17.8% from the first quarter of fiscal 2003 sales of $42.8 million.  The increase is attributed to higher sales of embedded power supplies, currency translation impact from the stronger Euro, and the inclusion of Telemotive in the first quarter of fiscal 2004, partially offset by lower telecom service revenue.  We divested our telecom service business midway through the first quarter of fiscal 2004.  While there has been recent improvement in the general economy, our net sales continue to be adversely affected by continued weakness in telecommunications and information technology markets.  We believe the weakness in telecommunications may continue at least through fiscal 2004. Accordingly we have focused on gaining share in systems markets and on new product introductions in industrial, consumer and alternative energy markets.  We expect our second quarter revenue to increase over the first quarter due to higher revenues in markets other than telecommunications and seasonal factors.

Our fiscal 2004 first quarter gross profit was $10.3 million, or 20.5% of sales, versus $9.8 million, or 22.8% of sales in the first quarter of fiscal 2003.  While we reported higher gross profits due to higher sales volume, our gross profit as a percentage of sales decreased.  This reduction was primarily due to the continued strength in the Euro relative to the U.S. dollar, which compressed gross profits on sales from our European subsidiary denominated in U.S. dollars, negatively impacting power supply gross profits.  Additionally, gross profits were negatively impacted by lower sales of telecom systems and continuing expenses associated with expanding our manufacturing operation in China.

Research and Development, Selling, General and Administrative

We continued to increase our investment in research and development (R&D).  R&D expense was $2.8 million, or 5.6% of sales, in the first quarter of fiscal 2004 compared to $2.5 million, or 5.8% of sales, in fiscal 2003.  We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.  We also increased spending in fiscal 2004 in new product development aimed at alternative energy markets.

Selling, general and administrative (SG&A) expense was $10.5 million (20.8% of sales) in the first three months of fiscal 2004 versus $9.5 million (22.1% of sales) in the first three months of fiscal 2003.  This increase was mainly due to higher volume-related selling expense, increased pension expense and higher SG&A expense in China, partially offset by the divestiture of our telecom service business midway through the first quarter of fiscal 2004 and selective cost reduction actions in our remaining telecom business.  Also the first quarter of fiscal 2004 includes SG&A expenses of Telemotive, acquired in the third quarter of fiscal 2003.  Our first quarter fiscal 2004 selling expenses were $4.0 million, versus $4.1 million in the first quarter of fiscal 2003, due to increased commission expense offset by the divestiture of our telecom service business and reduced advertising expenses.  Our first quarter fiscal 2004 pension expense was $1.0 million compared to a prior year first quarter expense amount of $0.4 million.  We expect this higher level of pension expense to occur throughout fiscal 2004.

First quarter fiscal 2003 results include a nonrecurring pre-tax gain of $27.8 million related to the termination of our retiree medical plan.  The financial impact in subsequent fiscal quarters has been a reduction of income from operations of approximately $0.4 million, due to elimination of the amortization credit associated with the related liability.  However, we have realized a positive quarterly cash impact.  We continue to review all benefit programs to ensure that they are appropriate given the competitive environment and the current size of the company.

Income (Loss) from Operations

As a result of the above items, our operating loss for the first quarter of fiscal 2004 was $3.0 million compared to operating income of $25.6 million for the first quarter of fiscal 2003.  Excluding the nonrecurring gain from termination of our retiree medical plan, we had a loss from operations of $2.2 million in the first quarter of fiscal 2003.  The increased operating loss is due to higher spending in R&D and SG&A, which offset incremental gross profit generated by the higher sales volume in fiscal 2004.

Interest and Other Expense (Income)

Interest expense was $0.3 million in the first quarter of fiscal 2004 compared to interest expense of $0.1 million in the first quarter of fiscal 2003.  The increase in interest expense over the prior year is due to higher outstanding debt balances.  Other expense in the first quarter of fiscal 2004 includes $0.4 million related to the write off of deferred financing amounts under our prior bank agreement, which was replaced during the first quarter of fiscal 2004, as well as amortization of deferred financing.  Fiscal 2003 first quarter other expense includes $0.1 million related to amortization of deferred financing amounts.

Net Income (Loss)

Our net loss was $3.6 million in the first quarter of fiscal 2004, compared to net income of $15.7 million, including the impact of the nonrecurring gain, in the first quarter of fiscal 2003.  Excluding the nonrecurring gain, we would have recorded an after-tax loss of $1.4 million in fiscal 2003.  We did not record a tax benefit on our pretax loss in the first quarter of fiscal 2004, and we anticipate that no amounts for income taxes will be recorded in future periods until results reflect pretax income.  The tax provision in the first quarter of fiscal 2003 was $9.6 million (38% effective rate).

Liquidity and Capital Resources

Our cash balance decreased $0.3 million in the first quarter of fiscal 2004, from $1.7 million at June 30, 2003 to $1.4 million at September 30, 2003.  Our primary sources of cash in the first three months of fiscal 2004 were proceeds of $1.2 million from the sale of our telecom service business and $0.4 million provided by operating activities.  Our primary uses of cash for the same period were for repayment of bank obligations of $0.8 million, costs incurred in refinancing our bank debt of $0.4 million and capital expenditures of $0.8 million.  We anticipate that our capital expenditures for the fiscal year will be less than $8.0 million.

As of September 30, 2003, long-term borrowings (including current portion) were $25.9 million, a reduction of $0.8 million from borrowings of $26.7 million as of June 30, 2003.  In August 2003, we replaced our then-existing credit facility with an asset based credit agreement (“Credit Agreement”) with Bank One.  The aggregate lending commitment under the Credit Agreement is $19.0 million with available borrowings determined by a borrowing base as defined in the agreement, supported by eligible domestic accounts receivable and inventory.  Borrowings under the Credit Agreement bear interest at the bank’s prime lending rate plus one percent or, at our option, the London Interbank Offering Rate (LIBOR) plus three and one-quarter percent.  Borrowings under the Credit Agreement are secured by substantially all of the Company’s North American assets.  This facility also supports the issuance of letters of credit.  As of September 30, 2003, we had $8.1 million of borrowings outstanding under the facility.

Additionally, our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs.  Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 2% to 8%.  During the first quarter of fiscal 2004, our European subsidiary entered into an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten year period.    Borrowings under this agreement bear interest at EURIBOR plus one and one-half percent.  The initial commitment to lend under this agreement is Euro 7.0 million, with the commitment reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  Amounts outstanding at September 30, 2003 under all of our European bank lending agreements were $17.8 million.

As a result of the decline in interest rates and stock market equity values over the past two years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of the end of September 30, 2003.  The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates.  While no contributions were mandated, we did elect to contribute 535,000 shares of our common stock, valued at approximately $2.4 million, to the plan during the first quarter of fiscal 2004.

On October 8, 2003, we entered into agreements with a small number of investors to purchase 4.2 million shares of our common stock at a discount of 8% from the $5.10 closing price on that date.  On October 17, 2003 we issued the shares, receiving aggregate proceeds, net of fees and expenses, of approximately $18.5 million.  The proceeds were used to repay debt.  We have agreed to register the shares for resale.

Based upon current plans and business conditions, management believes that borrowing capacity under our revolving loan facilities and internally generated cash flows will be sufficient to fund anticipated working capital needs, capital expenditures, and other near-term commitments during the next twelve months.

ITEM 3

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, the Company selectively uses specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Company policy clearly prohibits the use of such financial instruments for trading or speculative purposes.  There have been no material changes in the reported market risks since that reported in the Company’s Annual Report on Form 10-K dated June 30, 2003.

                Interest Rates

The fair value of the Company’s debt was $25.9 million at September 30, 2003.  The fair value of the Company’s debt is equal to the borrowings outstanding from domestic and foreign banks and small amounts owed under capital lease arrangements. Prospectively, the Company does not consider there to be material risk due to changes in the interest rate structure of borrowing rates applicable to such debt. For the Company’s debt outstanding at September 30, 2003, a hypothetical 10% adverse change in interest rates would not have had a material impact on the Company’s pre-tax earnings and cash flow due to relatively low variable interest rates.

                Foreign Currency Exchange Rates

The Company may selectively enter into foreign exchange contracts to hedge certain balance sheet exposures in Europe.  The Company had no foreign currency contracts outstanding at September 30, 2003.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures was performed by management within 90 days of the filing of this report, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).  Based on this evaluation, the CEO and CFO believe the Company’s disclosure controls and procedures are effective as of September 30, 2003.

Changes in Internal Controls

In the quarter ended September 30, 2003, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II                 OTHER INFORMATION

ITEM 1.                  Legal Proceedings

                                See Part I, Item 1, Note 4.

ITEM 4.                  Submission of Matters to a Vote of Security Holders

(a)                                     The Annual Meeting of Stockholders of the Company was held on October 29, 2003.

(b)                                    The following named persons were elected as directors at such meeting:

Andrew G. Galef
Thomas G. Boren
Dewain K. Cross
Paul J. Kofmehl
Mitchell I. Quain
Robert E. Wycoff

(c)                                     The votes cast for and withheld with respect to each nominee for director are as follows:

Nominee	For	Against

Andrew G. Galef	20,074,350	448,572
Thomas G. Boren	20,378,797	144,125
Dewain K. Cross	20,361,776	161,146
Paul J. Kofmehl	20,377,960	144,962
Mitchell I. Quain	20,379,382	143,540
Robert E. Wycoff	20,072,887	450,035

ITEM 6.                  Exhibits and Reports on Form 8-K

(a)                                  Index to Exhibits

4.1	Registration Rights Agreement dated as of June 26, 2002, between the Company and U.S. Trust Company, N.A.

4.2	Agreement for Registration Rights dated as of September 15, 2003, between the Company and SEI Private Trust Company

10.1

Credit Agreement dated as of August 15, 200, among the Company, MagneTek ADS Power, Inc., a Delaware corporation (“ADS Power”), Maxtec International Corp., a Delaware corporation (“Maxtec”; and, together with the Company and ADS Power, the “Borrowers”), MXT Holdings, Inc., an Illinois corporation (“MXT Holdings”), MAGNETEK Mondel Holding, Inc., a Delaware corporation (“Mondel Holding”), MagneTek Leasing Corporation, a Delaware corporation

(“Leasing”), MagneTek National Electric Coil, Inc., a Delaware corporation (“Coil”), Mondel ULC, an unlimited liability company organized under the laws of the Province of Nova Scotia, Canada, and Bank One, NA (the “Lender”).

10.2	Pledge and Security Agreement dated as of August 15, 2003 between the Company and the Lender.

10.3	Pledge and Security Agreement dated as of August 15, 2003 between ADS Power and the Lender.

10.4	Pledge and Security Agreement dated as of August 15, 2003 between Maxtec and the Lender.

10.5	Pledge and Security Agreement dated as of August 15, 2003 between MXT Holdings and the Lender.

10.6	Pledge and Security Agreement dated as of August 15, 2003 between Mondel Holding and the Lender.

10.7	Pledge and Security Agreement dated as of August 15, 2003 between Leasing and the Lender.

10.8	Pledge and Security Agreement dated as of August 15, 2003 between Coil and the Lender.

10.9	Change of Control Agreement Dated July 29, 2003 between Marty J. Schwenner and the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Form 8-K filed July 3, 2003, announcing the Company received an extension of waivers of certain covenants in its existing credit agreement with its domestic banks.

Form 8-K filed August 1, 2003, announcing the Company received a commitment letter for North American refinancing.

Form 8-K filed August 14, 2003, announcing the occurrence of B. Riley & Co. Investor Conference.

Form 8-K filed August 18, 2003, announcing the divestiture of the Company’s non-core telecom service business.

Form 8-K/A filed August 19, 2003, announcing that the Company had completed its North American refinancing.

Form 8-K filed August 19, 2003, announcing the Company had executed an agreement with Bank One Corporation, replacing Magnetek’s existing credit line with a new asset-based credit facility.

Form 8-K filed August 21, 2003, announcing the Company’s 2003 fourth quarter and year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: November 4, 2003	/s/ David P. Reiland
David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)