Form 10-Q
period 2003-12-31
MAGNETEK INC
filed 2004-02-13
CIK 751085

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of February 9, 2004 was 28,472,323 shares.

2004 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2003

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of December 31, 2003 and the results of operations and cash flows for the three-month and six-month periods ended December 31, 2003 and 2002.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.  Results for the three-months and six-months ended December 31, 2003 are not necessarily indicative of results that may be experienced for the full fiscal year.

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

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

December 31, 2003 and 2002

(amounts in thousands, except per share data)

(unaudited)

	2003	2002

Net sales	$58,091	$51,268
Cost of sales	45,188	45,026

Gross profit	12,903	6,242
Research and development	3,285	2,945
Selling, general and administrative	13,255	9,951
Goodwill and fixed asset impairment	—	34,019

Loss from operations	(3,637)	(40,673)
Interest and other expense	411	233

Loss before benefit for income taxes	(4,048)	(40,906)
Benefit for income taxes	—	(721)
Net loss	$(4,048)	$(40,185)

Loss per common share

Basic and diluted:
Net loss	$(0.15)	$(1.70)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED

December 31, 2003 and 2002

(amounts in thousands, except per share data)

(unaudited)

	2003	2002

Net sales	$108,526	$94,094
Cost of sales	85,277	78,068

Gross profit	23,249	16,026
Research and development	6,128	5,458
Selling, general and administrative	23,725	19,415
Gain from termination of retiree medical plan	—	(27,771)
Goodwill and fixed asset impairment	—	34,019

Loss from operations	(6,604)	(15,095)
Interest and other expense	1,083	419

Loss before provision for income taxes	(7,687)	(15,514)
Provision for income taxes	—	8,928
Net loss	$(7,687)	$(24,442)

Loss per common share

Basic and diluted:
Net loss	$(0.30)	$(1.03)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and JUNE 30, 2003

(amounts in thousands)

	December 31	June 30
	(unaudited)
ASSETS
Current assets:
Cash	$2,758	$1,680
Accounts receivable, net	49,049	46,745
Inventories	49,584	48,843
Prepaid expenses and other	9,358	12,908
Total current assets	110,749	110,176

Property, plant and equipment	122,000	111,723

Less-accumulated depreciation and amortization	88,306	77,929
Property, plant and equipment, net	33,694	33,794

Goodwill	64,104	63,067
Prepaid pension and other assets	72,701	73,614
Total Assets	$281,248	$280,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,016	$35,496
Accrued liabilities	13,229	13,452
Current portion of long-term debt	701	805
Total current liabilities	46,946	49,753

Long-term debt, net of current portion	12,207	25,897

Other long-term obligations	117,317	118,861

Deferred income taxes	6,248	6,469

Stockholders’ equity
Common stock	285	237
Paid in capital in excess of par value	127,652	106,541
Retained earnings	73,272	80,959
Accumulated other comprehensive loss	(102,679)	(108,066)
Total stockholders’ equity	98,530	79,671

Total Liabilities and Stockholders’ Equity	$281,248	$280,651

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED

December 31, 2003 and 2002

(amounts in thousands)

(unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(7,687)	$(24,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,041	4,581
Gain from termination of retiree medical, net of tax	—	(17,218)
Goodwill and fixed asset impairment	—	34,019
Changes in operating assets and liabilities	522	4,116

Total adjustments	5,563	25,498
Net cash provided by (used in) operating activities	(2,124)	1,056

Cash flows from investing activities:
Proceeds from sale of business	1,250	—
Capital expenditures	(2,506)	(2,704)
Net cash used in investing activities	(1,256)	(2,704)

Cash flow from financing activities:
Proceeds from issuance of common stock	18,768	169
Repayment of bank and other long term obligations	(13,794)	(306)
Increase in deferred financing costs	(516)	(42)
Net cash provided by (used in) financing activities	4,458	(179)

Net increase (decrease) in cash	$1,078	$(1,827)
Cash at the beginning of the period	1,680	4,816

Cash at the end of the period	$2,758	$2,989

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(Amounts in thousands, except per share data)

(unaudited)

1.                                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Magnetek, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the three-month and six-month periods then ended.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period.  The three-month and six-month periods ended December 31, 2003 and 2002 each contained thirteen and twenty-six weeks respectively.

2.                                       Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.   Significant areas requiring management estimates include the following key financial areas:

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

Pension Benefits

The valuation of the Company’s pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, investment returns and mortality rates.  Changes in assumptions and future investments returns could potentially have a material impact on the Company’s expenses and related funding requirements.

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

Goodwill – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective July 1, 2001.  Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests, or interim impairment tests if certain indicators arise.  Management reviews the valuation of goodwill at least annually, using discounted future cash flow analyses of each of the Company’s reporting units.

Deferred Financing Costs – Costs incurred to obtain financing are deferred and included in other assets in the condensed consolidated balance sheets.  Deferred financing costs are amortized over the term of the financing facility.

Warranties – The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.

Earnings per Share – In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal period.

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

The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement no. 123”, effective January 1, 2003.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss	$(4,048)	$(40,185)	$(7,687)	$(24,442)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(713)	(673)	(1,420)	(1,473)
Pro forma net loss	$(4,761)	$(40,858)	$(9,107)	$(25,915)

Loss per share as reported:
Basic and diluted	$(0.15)	$(1.70)	$(0.30)	$(1.03)

Pro forma earnings loss per share:
Basic and diluted	$(0.17)	$(1.73)	$(0.35)	$(1.10)

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

Foreign Currency Translation – The Company’s foreign entities’ accounts are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at period-end.  Revenues and expenses are translated at the rates of exchange prevailing during the year.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders’ equity.

Recent Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (VIE)”, which was amended in December 2003.  FIN 46 as amended requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. The Company does not expect FIN 46 to have a material impact on its results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

Reclassifications – Certain prior year balances were reclassified to conform to the current year presentation.

3.                                       Inventories

Inventories at December 31, 2003 and June 30, 2003 consist of the following:

	December 31	June 30
Raw materials and stock parts	$24,779	$26,994
Work-in-process	17,783	15,217
Finished goods	7,022	6,632
	$49,584	$48,843

4.                                       Commitments and Contingencies

The Company is a party to a number of product liability lawsuits, all of which arise from business operations no longer owned by Magnetek. Contractual liability for new claims resulting from indemnification obligations related to sales of the various business operations has terminated.  All of the pending product liability cases are being aggressively defended by the Company, and management believes that its insurers will bear all liability, if any, that exceeds applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material effect on the Company’s results of operations or financial position.

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

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Nilssen and also that the asserted patents are invalid. In April 2003, the lawsuit and counterclaims were dismissed by the parties with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  The ballast division was sold in 2001 and the Company agreed to a limited indemnification of the buyer of the division against substantively the same claims raised against the Company.  In February 2003, Nilssen filed a suit against the buyer and the buyer has asserted a claim for indemnification in connection therewith.  Although the Company will continue to assert what it believes are strong defenses to Nilssen's claims, an unfavorable decision in the arbitration or the failure to obtain a favorable resolution of Nilssen’s claims against the buyer of the ballast division could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

From time to time, the Company discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first half of fiscal year 2004.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first half of fiscal year 2004.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

5.                                       Comprehensive Income (Loss)

For the fiscal quarters and six months to date ended December 31, 2003 and 2002, comprehensive income (loss) consisted of the following:

	Three Months Ended December 31,		Six Month Ended December 31,
	2003	2002	2003	2002
Net loss	$(4,048)	$(40,185)	$(7,687)	$(24,442)
Currency translation adjustment	4,295	2,176	5,387	1,749
Comprehensive income (loss)	$247	$(38,009)	$(2,300)	$(22,693)

6.                                       Loss Per Share

The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended December 31		Six Months Ended Ended December 31
	2003	2002	2003	2002
Basic and Diluted loss per share:
Net loss	$(4,048)	$(40,185)	$(7,687)	$(24,442)

Basic and diluted weighted average shares outstanding	27,618	23,632	25,709	23,623

Basic and Diluted loss per share	$(0.15)	$(1.70)	$(0.30)	$(1.03)

The dilutive effect of stock options outstanding at December 31, 2003 and 2002 was not included in the calculation of dilutive loss per share for the three- and six-month periods ended December 31, 2003 and 2002.  The Company had a net loss for each of these periods, and as a result, inclusion of the dilutive effect of stock options would have had an anti-dilutive impact.

7.                                       Goodwill

The changes in the carrying value of goodwill by reporting unit, net of accumulated amortization of $9,720, are as follows:

	Telecom Power	Power Electronics	Industrial Controls	Total

Balance at June 30, 2003	$—	$35,058	$28,009	$63,067

Purchase price adjustments and reclassifications	—	—	29	29

Currency translation	—	974	34	1,008

Impairment of goodwill	—	—	—	—

Balance at December 31, 2003	$—	$36,032	$28,072	$64,104

8.                                       Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six months ended December 31, 2003 were as follows:

Warranty Reserve
Balance, June 30, 2003	$503
Additions charged to earnings for product warranties	31
Use of reserve for warranty obligations	(51)
Decrease to pre-existing warranties	(75)
Balance, December 31, 2003	$408

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.                                       Restructuring Costs

The Company began restructuring activities during the second quarter of fiscal 2004, which include a workforce reduction of approximately 200 positions in Europe and the relocation of those positions to lower cost facilities in Eastern Europe and China.  The total cost of all restructuring activities is estimated at $1.6 million, related to employee severance and lease termination costs.  The Company expects to complete these restructuring activities by the end of calendar 2004.  Costs incurred to date are $0.6 million and are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three- and six-month periods ended December 31, 2003.

10.                                 Bank Borrowing Arrangements

The Company has an asset based credit agreement (“Credit Agreement”) with Bank One.  The aggregate lending commitment under the Credit Agreement is $19,000 with available borrowings determined by a borrowing base as defined in the agreement, supported mainly by levels of domestic accounts receivable and inventory.  Borrowings under the Credit Agreement are secured by substantially all of the Company’s North American assets, and bear interest at the bank’s prime lending rate plus one percent or, at the Company’s option, the London Interbank Offered Rate (LIBOR) plus three and one-quarter percent.  The Company is required to pay a commitment fee of 0.5 percent on the unused available commitment.  As of December 31, 2003, the Company had $13.0 million of available borrowing capacity, with $2.5 million of borrowings outstanding, under the facility.

The Credit Agreement contains certain provisions and covenants which, among other things, prohibits the payment of cash dividends and repurchases of common stock, limit the amount of future indebtedness and capital expenditures and require the Company to maintain specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage.  The Company was in violation of the fixed charge coverage covenant for the quarter ended December 31, 2003, and was also in violation of the minimum EBITDA covenant for the six month period ended December 31, 2003.  In February 2004, the Company received a waiver of the covenant violations from Bank One and also negotiated amendments to the covenants in favor of the Company for future measurement periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a global provider of digital power-electronic products, including electronic converters, inverters, rectifiers and systems.  These products are used primarily in industrial, telecommunications, data processing, consumer, imaging, alternative energy, power generation and other applications requiring precise, efficient, reliable power.  We believe that with our technical and productive resources, we are well positioned to respond to increasing demand for such power.  We operate in a single business segment, Digital Power Products, which includes two broad product categories, power control products and power control systems.

Our embedded power control products, which are sold to original equipment manufacturers for installation in their products, include: AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC-to-DC power converters, DC-to-AC power inverters and peripheral component interconnects (PCI’s).  These products are used primarily in telecommunications (telecom), data processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances.

Our power control systems consist primarily of programmable motion control and power conditioning systems and include: alternating current (AC) and direct current (DC) variable-frequency motor drives, fuel cell power inverters and telecom power plants.  Our power systems also include complete DC power systems for telecom and networking applications.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Such estimates are based upon historical experience and other assumptions believed to be reasonable given known circumstances.  Actual results could differ from those estimates.  On an ongoing basis, we evaluate and update our estimates, including those related to accounting for inventories, goodwill, pension benefits, reserves for litigation and environmental issues and income taxes.  We consider the following policies critical to understanding our financial position and results of operations.

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

Pension Benefits

The valuation of our pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, investment returns and mortality rates.  Changes in assumptions, or significant differences between actual future discount rates, investments returns and mortality rates from those assumptions, could potentially have a material impact on our expenses and related funding requirements.

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

Three Months Ended December 31, 2003 and 2002

Net Sales and Gross Profit

Net sales for the second quarter of fiscal 2004 were $58.1 million, an increase of 13.3% from the second quarter of fiscal 2003 sales of $51.3 million.  The increase is due to higher sales of embedded power supplies, currency translation impact from the stronger Euro, and the inclusion of our Telemotive Industrial Controls subsidiary (acquired in the third quarter of fiscal year 2003) in the second quarter of fiscal 2004, partially offset by lower telecom service revenue.  We divested our telecom service business midway through the first quarter of fiscal 2004.  We have focused on gaining share in systems markets and on new product introductions in industrial, consumer and alternative energy markets, as well as developing our distribution channel.  Our bookings in the second quarter of fiscal 2004 were $66.0 million, an increase of 49.6% over second quarter fiscal 2003 bookings of $44.1 million.  We expect our third quarter net sales to increase over the second quarter due to increased demand for our embedded power supplies, increased net sales through our distribution channel, and new product introductions.

Our second quarter fiscal 2004 gross profit was $12.9 million versus $6.2 million in the second quarter of fiscal 2003.  As a percentage of net sales, gross profit percentage increased to 22.2% in the second quarter of fiscal 2004 from 12.2% in the same period in fiscal 2003.  Fiscal 2003 gross profit included a charge of $4.7 million to write down the value of telecom-related inventory.  Excluding this charge gross profit for the second quarter of fiscal 2003 would have been 21.3% of sales.  The improvement in gross profit is also due to the sale of our telecom service business, which negatively impacted second quarter fiscal 2003 gross profit.  The strength in the Euro relative to the U.S. dollar compressed gross profits on sales from our European subsidiary denominated in U.S. dollars, negatively impacting power supply gross profits in fiscal 2004.  This negative impact was offset by increased power supply unit volumes, material cost reductions in certain components, and the transfer of selected product lines from Europe to our lower cost manufacturing facility in China.

Research and Development, Selling, General and Administrative

We continued to increase the amount invested in research and development (R&D).  R&D expense was $3.3 million, or 5.7% of sales, in the second quarter of fiscal 2004 compared to $2.9 million, or 5.7% of sales, in the second quarter of fiscal 2003. We increased spending in new product development aimed at alternative energy markets.  In addition, we continued to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.

Selling, general and administrative (SG&A) expense was $13.3 million (22.8% of sales) in the second quarter of fiscal 2004 versus $10.0 million (19.4% of sales) in the second quarter of fiscal 2003.  Our second quarter fiscal 2004 selling expenses were $4.5 million versus $4.2 million in the second quarter of fiscal 2003.  The increase was due to volume-related selling expenses, the acquisition of Telemotive and currency translation, partially offset by the divestiture of our telecom service business in July 2003 and cost reduction actions in our remaining telecom systems business.  General and administrative expenses increased to $8.8 million in the second quarter of fiscal 2004 from $5.8 million in the second quarter of fiscal 2003, due to a $1.7 million charge to write down the value of accounts receivable related to a customer bankruptcy, restructuring expenses related to plant closure and relocation of $0.6 million (see Note 9 of Notes to Condensed Consolidated Financial Statements), higher pension and other employee-related expenses, and currency translation.

Goodwill and Fixed Asset Impairment

During the second quarter of fiscal 2003, we determined that there were indicators of impairment in the carrying value of goodwill, based on the decline in our market capitalization and the continuing decline in the telecommunications industry at that time.  We performed an interim impairment test in accordance with SFAS 142 based on forecasts of operating results and cash flows, and we recorded a $33.4 million goodwill impairment charge.  The charge related exclusively to our telecommunications business and effectively reduced the carrying value of goodwill for that business to zero.

We also performed an impairment review of our long-lived assets in accordance with SFAS 144.  Based upon utilization and market values of certain fixed assets at that time, notably in our telecommunications business, we recorded a $0.6 million impairment charge to reduce the carrying value of those assets.

Loss from Operations

Loss from operations improved to an operating loss of $3.6 million for the second quarter of fiscal 2004 from an operating loss of $40.7 million for the same period in fiscal 2003, due mainly to asset impairment charges in fiscal 2003 that did not recur in fiscal 2004.

Interest and Other Expense

Net interest expense was $0.4 million in the second quarter of fiscal 2004 compared to net interest expense of $0.2 million in the second quarter of fiscal 2003.  The increase in interest expense over the prior year is due to higher outstanding debt balances.

Net Loss

We recorded an after-tax loss of $4.0 million in the second quarter of fiscal 2004, compared to an after-tax loss of $40.2 million, including the impact of the impairment charges, in the second quarter of fiscal 2003.  Excluding all telecom-related asset write downs and impairment charges, we would have recorded an after-tax loss of $1.1 million in the second quarter of fiscal 2003.  We did not record any tax benefit related to our losses in the second quarter of fiscal 2004 due to the uncertainty in realizing those benefits.  The tax benefit in the second quarter of fiscal 2003 was $0.7 million (2% effective rate), as there was no tax benefit associated with the $33.4 million goodwill impairment charge.

 Six Months Ended December 31, 2003 and 2002

Net Sales and Gross Profit

Our net sales for the first six months of fiscal 2004 were $108.5 million, a 15.3% increase from sales of $94.1 million for the first six months of fiscal 2003.  The increase was due to higher sales of embedded power supplies, the acquisition of Telemotive, growth in sales in consumer markets and currency translation due to the strength of the Euro, partially offset by the divestiture of our telecom service business in the first quarter of fiscal 2004.

Our fiscal 2004 gross profit for the first six months was $23.2 million, or 21.4% of sales, versus $16.0 million, or 17.0% of sales, in the first six months of fiscal 2003.  The gross profit for the first six months of fiscal 2003 reflects a charge of $4.7 million to write down the value of telecom-related inventory.  Excluding this charge, gross profit for such period would have been $20.7 million, or 22.0% of sales. While net sales for the first six months of fiscal 2004 increased, the strength in the Euro relative to the U.S. dollar compressed gross profits on sales from our European subsidiary denominated in U.S. dollars, negatively impacting power supply gross profits.

Research and Development, Selling, General and Administrative

Research and development (R&D) expense was $6.1 million, or 5.6% of sales, in the first six months of fiscal 2004 compared to $5.5 million, or 5.8% of sales, in the first six months of fiscal 2003.  For the first six months of fiscal 2004, we increased spending in new product development aimed at alternative energy markets.  In addition, we continued to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.

Selling, general and administrative (SG&A) expense was $23.7 million, or 21.9% of sales, for the first six months of fiscal 2004 versus $19.4 million, or 20.6% of sales, for the first six months of fiscal 2003.  Fiscal 2004 selling expenses were $8.5 million for the first six months versus $8.3 million in the first six months of fiscal 2003, due to volume-related selling expenses, the acquisition of Telemotive and currency translation, partially offset by headcount reductions in our telecom systems business and the divestiture of our telecom service business.  General and administrative (G&A) expenses were $15.2 million for the first six months of fiscal 2004 compared to $11.1 million for the first six months of fiscal 2003.  The increase in G&A expense of $4.1 million was due to a $1.7 million charge to write down the value of accounts receivable related to a customer bankruptcy, restructuring expenses related to plant closure and relocation of $0.6 million (see Note 9 of Notes to Condensed Consolidated Financial Statements), higher pension and other employee-related expenses, and currency translation, partially offset by lower G&A expense in our telecom business, due to the divestiture of our telecom service business and headcount reductions.

Gain from Termination of Retiree Medical Plan

Fiscal 2003 results for the first six months include a nonrecurring pre-tax gain of $27.8 million related to the termination in the first quarter of fiscal 2003 of our retiree medical plan.  The financial impact in future fiscal quarters subsequent to the first quarter of fiscal 2003 was a reduction of income from operations of approximately $0.4 million, due to elimination of the amortization credit associated with the related liability.

Goodwill and Fixed Asset Impairment

During the second quarter of fiscal 2003, we determined that there were indicators of impairment in the carrying value of goodwill, based on the decline in our market capitalization and the continued decline in the telecommunications industry at that time.  We performed an interim impairment test in accordance with SFAS 142 based on forecasts of operating results and cash flows, and we recorded a $33.4 million goodwill impairment charge.  The charge related exclusively to our telecommunications business and effectively reduced the carrying value of goodwill for that business to zero.

We also performed an impairment review of our long-lived assets in accordance with SFAS 144.  Based upon utilization and market values of certain fixed assets at that time, notably in our telecommunications business, we recorded a $0.6 million impairment charge to reduce the carrying value of those assets.

Loss from Operations

As a result of the above factors, our loss from operations for the six months ended December 31, 2003 was $6.6 million versus a loss from operations for the six months ended December 31, 2002 of $15.1 million.  The reduction in our loss from operations is due mainly to increased gross profit from higher sales in the first six months of fiscal 2004 and asset impairment charges in the first six months of fiscal 2003 that did not recur in fiscal 2004

Interest and Other Expense (Income)

Net interest expense was $1.1 million for the first six months of fiscal 2004 compared to net interest expense of $0.4 million for the same period in fiscal 2003.  The increase in net interest expense over the prior year is attributable to higher outstanding debt balances during the first six months of fiscal 2004.

Net Loss

Net loss for the first six months of fiscal 2004 was $7.7 million compared to a net loss of $24.4 million for the first six months of fiscal 2003.  The net loss for the first six months of fiscal 2003 included the impact of both the nonrecurring gain and the impairment charges.  Excluding the impact of the nonrecurring gain and all telecom-related asset write-downs and impairment charges, we would have recorded an after-tax loss of $2.6 million for the first six months of fiscal 2003.  We did not record any tax benefit related to our losses in the first six months of fiscal 2004 due to the uncertainty in realizing those benefits.  The tax provision for the first six months of fiscal 2003 was $8.9 million.  While we recorded a pretax operating loss of $15.5 million for the first six months of fiscal 2003, we also recorded a tax provision during the same period, associated mainly with the $27.8 million nonrecurring gain recorded in the first quarter of fiscal 2003. There was no tax benefit associated with the $33.4 million goodwill impairment charge recorded in the second quarter of fiscal 2003, as the goodwill is not deductible for income tax purposes.

Liquidity and Capital Resources

Our cash balance increased $1.1 million to $2.8 million at December 31, 2003 from $1.7 million at June 30, 2003.  Our primary sources of cash for the first six months of fiscal 2004 were proceeds of $18.8 million from the sale of our common stock (described below) and proceeds of $1.2 million from the sale of our telecom service business.  Our primary uses of cash for the first six months of fiscal 2004 were for repayment of bank obligations of $13.8 million, cash used in operations of $2.1 million, costs incurred in refinancing our bank debt of $0.5 million and capital expenditures of $2.5 million.  We anticipate that our capital expenditures for the fiscal year 2004 will be less than $8.0 million.

As of December 31, 2003, long-term borrowings including current portion were $12.9 million compared to $26.7 million as of June 30, 2003.  In August 2003, we replaced our then-existing credit facility with an asset based credit agreement (“Credit Agreement”) with Bank One.  The aggregate lending commitment under the Credit Agreement is $19.0 million with available borrowings determined by a borrowing base as defined in the agreement, supported by eligible domestic accounts receivable and inventory.  Borrowings under the Credit Agreement bear interest at the bank’s prime lending rate plus one percent or, at our option, the London Interbank Offering Rate (LIBOR) plus three and one-quarter percent.  Borrowings under the Credit Agreement are secured by substantially all of the Company’s North American assets.  This facility also supports the issuance of letters of credit.  As of December 31, 2003, we had $13.0 million of available borrowing capacity, with $2.5 million of borrowings outstanding, under the facility.

The Credit Agreement contains certain covenants that require us to maintain specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage.  We were in violation of the fixed charge coverage covenant for the quarter ended December 31, 2003, and were also in violation of the minimum EBITDA covenant for the six month period ended December 31, 2003.  In February 2004, we received a waiver of the covenant violations from Bank One and also negotiated amendments to the covenants in our favor for future measurement periods.

Additionally, our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs.  Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 2% to 8%.  During the first quarter of fiscal 2004, our European subsidiary entered into an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten year period.    Borrowings under this agreement bear interest at EURIBOR plus one and one-half percent.  The initial commitment to lend under this agreement is Euro 7.0 million, with the commitment reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  Amounts outstanding at December 31, 2003 under all of our European bank lending agreements were $5.1 million.

As a result of the decline in interest rates and stock market equity values over the past two years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of the end of December 31, 2003.  The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates.  While no contributions were mandated, we did elect to contribute 535,000 shares of our common stock, valued at approximately $2.4 million, to the plan during the first quarter of fiscal 2004.

On October 8, 2003, we entered into agreements with a small number of investors to purchase 4.2 million shares of our common stock at a discount of 8% from the $5.10 closing price on that date.  On October 17, 2003 we issued the shares, receiving aggregate proceeds, net of fees and expenses, of approximately $18.5 million.  The proceeds were used to repay debt.  We have registered the shares and they have been approved for resale by the Securities and Exchange Commission.

Based upon current plans and business conditions, management believes that borrowing capacity under our revolving loan facilities and internally generated cash flows will be sufficient to fund anticipated working capital needs, capital expenditures, and other near-term commitments during the next twelve months.

ITEM 3

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Our policy clearly prohibits the use of such financial instruments for trading or speculative purposes.  There have been no material changes in the reported market risks since that reported in our Annual Report on Form 10-K dated June 30, 2003.

Interest Rates

The fair value of our debt was $12.9 million at December 31, 2003.  The fair value of our debt is equal to the borrowings outstanding from domestic and foreign banks and small amounts owed under capital lease and note arrangements. Prospectively, we do not consider there to be material risk due to changes in the interest rate structure of borrowing rates applicable to such debt. For our debt outstanding at December 31, 2003, a hypothetical 10% adverse change in interest rates would not have had a material impact on our pre-tax earnings and cash flow due to relatively low variable interest rates and debt balances.

Foreign Currency Exchange Rates

We may selectively enter into foreign exchange contracts to hedge certain exposures in Europe.  A portion of our products are manufactured in Europe and sold in the U.S.  Many of these sales to U.S. customers are denominated in U.S. dollars.  As a result, our financial results could be significantly impacted by changes in exchange rates, particularly the exchange rate between the U.S. dollar and the Euro.  Our exposure on sales by our European subsidiaries consists of (1) the exposure related to a weakening U.S. dollar for U.S. dollar denominated sales, as most of our European subsidiaries’ costs are in Euro; in the event of a weakening U.S. dollar, locally recorded sales in the functional currency (the Euro) are decreased, (2) the exposure related to a weakening U.S. dollar when payment of U.S. dollar receivables are received from customers, resulting in less local currency than was originally recorded at the date of sale, and (3) the exposure that upon translation of the subsidiaries’ periodic financial statements, a weakening local currency would result in lower reported sales in U.S. dollars than if the local currency had been stable relative to the U.S. dollar.  In the latter case, operating expenses would also be translated at the lower amount and accordingly, the effect on net income would be mitigated.  We had no foreign currency contracts outstanding at December 31, 2003.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) and our internal control over financial reporting (as that term is defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934).  The controls and procedures are designed to ensure that material information relating to us, including our subsidiaries, is made known to us.  Procedures related to internal control over financial reporting are designed to provide reasonable assurances regarding the reliability of our reporting and preparation of financial statements in accordance with generally accepted accounting principles.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of our second quarter ended December 31, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to us and required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                            OTHER INFORMATION

ITEM 1.                             Legal Proceedings

See Part I, Item 1, Note 4.

ITEM 6.                             Exhibits and Reports on Form 8-K

(a)               Index to Exhibits

The following exhibits are filed as part of this Quarterly Report Form 10Q, or are incorporated herein by reference.  Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which cross reference is made.

Exhibit No.	Note	Description of Exhibit

3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.

3.2	(2)	By-laws of the Company, as amended and restated.

4.1	(3)	Form of Registration Rights Agreement by and among the Company and the Investors.

4.2	(3)	Form of Registration Rights Agreement, by and among the Company and NASD Affiliated Investors

5.1	(4)	Opinion and consent of Tina D. McKnight, Esq.

10.1	(3)	Form of Stock Purchase Agreement, by and among the Company and the Investors

10.2	(4)	Italian Loan Agreement, between Magnetek SpA, a 100% subsidiary of the Company, and UniCredit Banca d'Impresa SpA., dated July 10, 2003.

23.1	(4)	Consent of Tina D. McKnight, Esq. (contained in Exhibit 5.1).

23.2	(4)	Consent of Ernst & Young LLP, independent auditors.

24.1	(5)	Power of Attorney

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)               Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991 Commission File No. 33-41854.

(2)               Previously filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 2003, Commission File No. 1-10233.

(3)               Previously filed with the Company’s Periodic Report on Form 8-K filed on October 21, 2003, Commission File No. 1-0233.

(4)               Previously filed with the Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460

(5)               Incorporated by reference to the signature page of the Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460

(b)                                  Reports on Form 8-K

Form 8-K filed October 14, 2003, Press release announcing the Company raised equity to repay debt.

Form 8-K filed October 21, 2003, announcing that the Company had completed its private equity placement.

Form 8-K filed October 29, 2003, announcing fiscal 2004 first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: February 13, 2004	/s/ DAVID P. REILAND
David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)