Form 10-Q
period 2004-03-31
MAGNETEK INC
filed 2004-05-14
CIK 751085

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of May 5, 2004 was 28,489,932 shares.

2004 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position as of March 31, 2004 and the results of operations and cash flows for the three-month and nine-month periods ended March 31, 2004 and 2003. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.  Results for the three-months and nine-months ended March 31, 2004 are not necessarily indicative of results that may be experienced for the full fiscal year.

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

ITEM 1

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

March 31, 2004 and 2003

(amounts in thousands, except per share data)

(unaudited)

	2004	2003

Net sales	$64,815	$53,223
Cost of sales	49,230	42,893

Gross profit	15,585	10,330
Research and development	3,578	2,998
Selling, general and administrative	11,330	10,161

Income (loss) from operations	677	(2,829)
Interest and other expense	524	3,889

Income (loss) before benefit for income taxes	153	(6,718)
Benefit for income taxes	—	(1,308)
Net income (loss)	$153	$(5,410)

Earnings (loss) per common share

Basic and diluted:
Net income (loss)	$0.01	$(0.23)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED

March 31, 2004 and 2003

(amounts in thousands, except per share data)

(unaudited)

	2004	2003

Net sales	$173,341	$147,317
Cost of sales	134,507	120,961

Gross profit	38,834	26,356
Research and development	9,706	8,456
Selling, general and administrative	35,055	29,576
Gain from termination of retiree medical plan	—	(27,771)
Goodwill and fixed asset impairment	—	34,019

Loss from operations	(5,927)	(17,924)
Interest and other expense	1,607	4,308

Loss before provision for income taxes	(7,534)	(22,232)
Provision for income taxes	—	7,620
Net loss	$(7,534)	$(29,852)

Loss per common share

Basic and diluted:
Net loss	$(0.28)	$(1.26)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 and JUNE 30, 2003

(amounts in thousands)

	March 31	June 30
	(unaudited)

ASSETS

Current assets:
Cash	$1,213	$1,680
Accounts receivable, net	52,332	46,745
Inventories	48,685	48,843
Prepaid expenses and other	8,896	12,908
Total current assets	111,126	110,176

Property, plant and equipment	120,663	111,723

Less-accumulated depreciation and amortization	88,957	77,929
Property, plant and equipment, net	31,706	33,794

Goodwill	63,815	63,067
Prepaid pension and other assets	73,429	73,614
Total Assets	$280,076	$280,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,025	$35,496
Accrued liabilities	12,576	13,452
Current portion of long-term debt	685	805
Total current liabilities	45,286	49,753

Long-term debt, net of current portion	15,831	25,897

Other long-term obligations	117,122	118,861

Deferred income taxes	4,970	6,469

Stockholders’ equity:
Common stock	285	237
Paid in capital in excess of par value	127,622	106,541
Retained earnings	73,425	80,959
Accumulated other comprehensive loss	(104,465)	(108,066)
Total stockholders’ equity	96,867	79,671

Total Liabilities and Stockholders’ Equity	$280,076	$280,651

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED

March 31, 2004 and 2003

(amounts in thousands)

(unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(7,534)	$(29,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,582	6,938
Gain from termination of retiree medical, net of tax	—	(17,218)
Goodwill and fixed asset impairment	—	34,019
Changes in operating assets and liabilities	(6,087)	1,520

Total adjustments	1,495	25,259
Net cash used in operating activities	(6,039)	(4,593)

Cash flows from investing activities:
Purchase of and investment in companies, net of cash acquired	—	(4,523)
Proceeds from sale of business	1,062	—
Capital expenditures	(3,481)	(4,672)
Net cash used in investing activities	(2,419)	(9,195)

Cash flow from financing activities:
Proceeds from issuance of common stock	18,738	248
Borrowings under (repayment of) bank and other long term obligations	(10,186)	10,601
Increase in deferred financing costs	(561)	(165)
Net cash provided by financing activities	7,991	10,684

Net decrease in cash	$(467)	$(3,104)
Cash at the beginning of the period	1,680	4,816

Cash at the end of the period	$1,213	$1,712

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Amounts in thousands, except per share data)

(unaudited)

1.                                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Magnetek, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the three-month and nine-month periods then ended.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period.  The three-month and nine-month periods ended March 31, 2004 and 2003 each contained thirteen and thirty-nine weeks respectively.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$153	$(5,410)	$(7,534)	$(29,852)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(799)	(493)	(2,219)	(1,965)
Pro forma net loss	$(646)	$(5,903)	$(9,753)	$(31,817)

Earnings (loss) per share as reported:
Basic and diluted	$0.01	$(0.23)	$(0.28)	$(1.26)

Pro forma loss per share:
Basic and diluted	$(0.02)	$(0.25)	$(0.37)	$(1.35)

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

Foreign Currency Translation - The Company’s foreign entities’ accounts are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at period-end.  Revenues and expenses are translated at the rates of exchange prevailing during the fiscal period.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders’ equity.

Recent Accounting Pronouncements – In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (VIE)”, which was amended in December 2003.  FIN 46 as amended requires that if a company holds a controlling financial interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. The Company does not expect FIN 46 to have a material impact on its results of operations or financial position.

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

Reclassifications – Certain prior year balances were reclassified to conform to the current year presentation.

3.                                       Inventories

Inventories at March 31, 2004 and June 30, 2003 consist of the following:

	March 31	June 30
Raw materials and stock parts	$29,661	$26,994
Work-in-process	13,158	15,217
Finished goods	5,866	6,632
	$48,685	$48,843

4.                                       Commitments and Contingencies

The Company is a party to a number of product liability lawsuits, all of which arise from business operations no longer owned by Magnetek. Contractual liability for claims resulting from indemnification obligations related to sales of the various business operations has terminated for new claims.  All of the pending product liability cases are being aggressively defended by the Company, and management believes that its insurers will bear all liability, if any, that exceeds applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material effect on the Company’s results of operations or financial position.

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

From time to time, the Company discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2004.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2004.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

5.                                       Comprehensive Loss

For the fiscal quarters and nine months to date ended March 31, 2004 and 2003, comprehensive loss consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$153	$(5,410)	$(7,534)	$(29,852)
Currency translation adjustment	(1,786)	1,754	3,601	3,503
Comprehensive loss	$(1,633)	$(3,656)	$(3,933)	$(26,349)

6.                                       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31		Nine Months Ended Ended March 31
	2004	2003	2004	2003
Numerator:
Net income (loss)	$153	$(5,410)	$(7,534)	$(29,852)
Denominator:
Weighted average shares used to compute basic earnings per share	28,469	23,652	26,629	23,633
Add dilutive effect of stock options outstanding	486	—	—	—
Weighted average shares used to compute diluted earnings per share	28,955	23,652	26,629	23,633

Net income (loss) per share:
Basic	$0.01	$(0.23)	$(0.28)	$(1.26)
Diluted	$0.01	$(0.23)	$(0.28)	$(1.26)

The dilutive effect of stock options outstanding at March 31, 2004 and 2003 was not included in the calculation of dilutive loss per share for the three-month period ended March 31, 2003, and the nine-month periods ended March 31, 2004 and 2003.  The Company had a net loss for each of these periods, and as a result, inclusion of the dilutive effect of stock options would have had an anti-dilutive impact.

7.                                       Goodwill

The changes in the carrying value of goodwill by reporting unit are as follows:

	Telecom Power	Power Electronics	Industrial Controls	Total

Balance at June 30, 2003	$—	$35,058	$28,009	$63,067

Purchase price adjustments and reclassifications	—	—	29	29

Currency translation	—	697	22	719

Balance at March 31, 2004	$—	$35,755	$28,060	$63,815

8.                                       Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine months ended March 31, 2004 were as follows:

Warranty Reserve
Balance, June 30, 2003	$503
Additions charged to earnings for product warranties	8
Use of reserve for warranty obligations	(29)
Decrease to pre-existing warranties	(77)
Balance, March 31, 2004	$405

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.                                       Restructuring Costs

The Company began restructuring activities during the second quarter of fiscal 2004, which include a workforce reduction of approximately 200 positions in Europe and the relocation of those positions to lower cost facilities in Eastern Europe and China.  The total cost of all restructuring activities is estimated at $1.6 million, related to employee severance and lease termination costs.  The Company expects to complete these restructuring activities by the end of calendar 2004.  Costs incurred to date are $0.4 million and $1.0 million respectively for the three-month and nine-month periods ended March 31, 2004, and are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

10.                                 Pension Expense

For the three- and nine-month periods ended March 31, 2004 and 2003, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended March 31		Nine Months Ended Ended March 31
	2004	2003	2004	2003
Service cost	$—	$167	$—	$502
Interest cost	2,563	2,719	7,688	8,158
Expected return on plan assets	(2,649)	(3,125)	(7,947)	(9,375)
Amortization of prior service cost	—	13	—	38
Recognized net actuarial losses	885	559	2,654	1,676

Total net pension expense	$799	$333	$2,395	$999

The Company contributed 535,000 shares of its common stock, valued at approximately $2.4 million, to the plan during the first quarter of fiscal 2004.  No additional contributions are anticipated for the remainder of fiscal 2004.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a global provider of digital power-electronic products, including electronic converters, inverters, rectifiers and systems.  These products are used primarily in industrial, telecommunications, data processing, consumer, imaging, alternative energy, power generation and other applications requiring precise, efficient, reliable power.  We believe that with our technical and productive resources, we are well positioned to respond to increasing demand for such power.  We operate in a single business segment, Digital Power Products, which includes two broad product categories, Power Control Systems and Power Control Products.

Our power control systems consist primarily of programmable motion control and power conditioning systems and include: alternating current (AC) and direct current (DC) variable-frequency motor drives, fuel cell power inverters and telecom power plants.  Our power systems also include complete DC power systems for telecom and networking applications.

Our embedded power control products, which are sold to original equipment manufacturers for installation in their products, include: AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC to-DC power converters, DC-to-AC power inverters and peripheral component interconnects.  These products are used primarily in telecommunications (telecom), data processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances.

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

Results of Operations for Three Months Ended March 31, 2004 and 2003

Net Sales and Gross Profit

Net sales for the third quarter of fiscal 2004 were $64.8 million, an increase of 21.8% from the third quarter of fiscal 2003 sales of $53.2 million.  The increase is due to higher sales of embedded power supplies and currency translation impact from the stronger Euro, partially offset by lower telecom service revenue.  We divested our telecom service business midway through the first quarter of fiscal 2004.  We continued to focus on gaining share in systems markets and on new product introductions in industrial, consumer and alternative energy markets, as well as developing our distribution channel.  Our bookings in the third quarter of fiscal 2004 were $73.2 million, an increase of 27.3% over third quarter fiscal 2003 bookings of $57.5 million.  We expect our fourth quarter net sales to increase over the third quarter due to increased demand for our embedded power supplies, increased net sales through our distribution channel, and new product introductions.  We did however begin to experience longer lead times for certain purchased components that could limit the rate of increase in sales in the fourth quarter.

Our third quarter fiscal 2004 gross profit was $15.6 million versus $10.3 million in the third quarter of fiscal 2003.  As a percentage of net sales, gross profit increased to 24.0% in the third quarter of fiscal 2004 from 19.4% in the same period in fiscal 2003.  The improvement in gross profit is due to the increase in power supply unit volumes, selected price increases, cost advantages from our manufacturing facility in China, and the sale of our telecom service business, which negatively impacted third quarter fiscal 2003 gross profit.  These benefits were partially offset by the strength in the Euro relative to the U.S. dollar which compressed gross profits on sales from our European subsidiary denominated in U.S. dollars in fiscal 2004 as compared to fiscal 2003.

Research and Development, Selling, General and Administrative

We continued to increase the amount invested in research and development (R&D).  R&D expense was $3.6 million, or 5.5% of sales, in the third quarter of fiscal 2004 compared to $3.0 million, or 5.6% of sales, in the third quarter of fiscal 2003. We increased spending in new product development aimed at emerging alternative energy markets, and also continued to invest in new power-electronic platforms and applications and expand the breadth of existing product lines in established markets.

Selling, general and administrative (SG&A) expense was $11.3 million (17.5% of sales) in the third quarter of fiscal 2004 versus $10.2 million (19.1% of sales) in the third quarter of fiscal 2003.  Our third quarter fiscal 2004 selling expenses were $4.2 million versus $4.4 million in the third quarter of fiscal 2003.  The decrease was due to the divestiture of our telecom service business in July 2003 and cost reduction actions in our remaining telecom systems business, partially offset by volume-related selling expenses and currency translation.  General and administrative (G&A) expense increased to $7.1 million in the third quarter of fiscal 2004 from $5.8 million in the third quarter of fiscal 2003, due to restructuring expenses related to a plant closure and relocation of $0.4 million (see Note 9 of Notes to Condensed Consolidated Financial Statements), higher pension and other employee-related expenses, increased professional fees and currency translation.

Income (Loss) from Operations

Income from operations improved to an operating income of $0.7 million for the third quarter of fiscal 2004 from an operating loss of $2.8 million for the same period in fiscal 2003, due mainly to the increase in gross profit partially offset by increases in R&D and SG&A expenses.

Interest and Other Expense

Net interest expense was $0.5 million in the third quarter of fiscal 2004 compared to net interest expense of $0.6 million in the third quarter of fiscal 2003.  Other expense in the third quarter of fiscal 2003 includes a $3.3 million charge for settlement of litigation.

Net Income (Loss)

We recorded an after-tax income of $0.2 million in the third quarter of fiscal 2004, compared to an after-tax loss of $5.4 million in the third quarter of fiscal 2003.  Due to the year-to-date pretax loss, we did not record any tax provision in the third quarter of fiscal 2004, while the tax benefit in the third quarter of fiscal 2003 was $1.3 million (19% effective rate).

Results of Operations for Nine Months Ended March 31, 2004 and 2003

Net Sales and Gross Profit

Our net sales for the first nine months of fiscal 2004 were $173.3 million, a 17.7% increase from sales of $147.3 million for the first nine months of fiscal 2003.  The increase was due to higher sales of embedded power supplies, currency translation due to the strength of the Euro, the acquisition of MXT Holdings, Inc. in January 2003 (operating under the name Telemotive), and growth in sales in consumer markets, partially offset by the divestiture of our telecom service business in the first quarter of fiscal 2004.

Our fiscal 2004 gross profit for the first nine months was $38.8 million, or 22.4% of sales, versus $26.4 million, or 17.9% of sales, in the first nine months of fiscal 2003.  The gross profit for the first nine months of fiscal 2003 reflects a charge of $4.7 million to write down the value of telecom-related inventory.  Excluding this charge, gross profit for the period would have been $31.1 million, or 21.1% of sales.  The increase in gross profit was due to higher power supply unit volumes, selected price increases, and the transfer of certain product lines to our lower cost manufacturing facility in China, partially offset by the strength of the Euro relative to the U.S. dollar, which compressed gross profits on sales from our European subsidiary denominated in U.S. dollars.

Research and Development, Selling, General and Administrative

R&D expense was $9.7 million, or 5.6% of sales, in the first nine months of fiscal 2004 compared to $8.5 million, or 5.7% of sales, in the first nine months of fiscal 2003.  For the first nine months of fiscal 2004, we increased spending in new product development aimed at alternative energy markets.  In addition, we continued to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.

SG&A expense was $35.1 million, or 20.2% of sales, for the first nine months of fiscal 2004 versus $29.6 million, or 20.1% of sales, for the first nine months of fiscal 2003.  Fiscal 2004 selling expenses were $12.8 million for the first nine months, nearly equivalent to the first nine months of fiscal 2003, as increases due to volume-related selling expenses, the acquisition of Telemotive and currency translation were offset by headcount reductions in our telecom systems business and the divestiture of our telecom service business.  G&A expense was $22.3 million for the first nine months of fiscal 2004 compared to $16.9 million for the first nine months of fiscal 2003.  The increase in G&A expense of $5.4 million was due to a $1.7 million charge to write down the value of accounts receivable related to a customer bankruptcy, restructuring expenses related to plant closure and relocation of $1.0 million (see Note 9 of Notes to Condensed Consolidated Financial Statements), higher pension and other employee-related expenses, and currency translation, partially offset by lower G&A expense in our telecom business, due to the divestiture of our telecom service business and headcount reductions.

Gain from Termination of Retiree Medical Plan

Fiscal 2003 results for the first nine months include a nonrecurring pre-tax gain of $27.8 million related to the termination in the first quarter of fiscal 2003 of our retiree medical plan.  The financial impact in future fiscal quarters subsequent to the first quarter of fiscal 2003 has been a reduction of income from operations of approximately $0.4 million, due to elimination of the amortization credit associated with the related liability.

Goodwill and Fixed Asset Impairment

During the second quarter of fiscal 2003, we determined that there were indicators of impairment in the carrying value of goodwill, based on the decline in our market capitalization and the continued decline in the telecommunications industry at that time.  We performed an interim impairment test in accordance with SFAS 142 based on forecasted operating results and cash flows, and we recorded a $33.4 million goodwill impairment charge.  The charge related exclusively to our telecommunications business and effectively reduced the carrying value of goodwill for that business to zero.

We also performed an impairment review of our long-lived assets in accordance with SFAS 144.  Based upon utilization and market values of certain fixed assets at that time, notably in our telecommunications business, we recorded a $0.6 million impairment charge to reduce the carrying value of those assets.

Loss from Operations

As a result of the above factors, our loss from operations for the nine months ended March 31, 2004 was $5.9 million versus a loss from operations for the nine months ended March 31, 2003 of $17.9 million.  The reduction in our loss from operations was due mainly to increased gross profit from higher sales in the first nine months of fiscal 2004 and asset impairment charges in the first nine months of fiscal 2003 that did not recur in fiscal 2004.

Interest and Other Expense

Interest and other expense was $1.6 million for the first nine months of fiscal 2004, comprised of $1.1 million in interest expense and $0.5 million due to amortization of deferred financing charges, compared to interest and other expense of $4.3 million for the same period in fiscal 2003.  Interest and other expense in fiscal 2003 includes a $3.3 million charge for settlement of litigation, $0.8 million in interest expense and $0.2 million in amortization of deferred financing.  The increase in interest expense over the prior year is attributable to higher outstanding debt balances during the first nine months of fiscal 2004, while the increase in amortization of deferred financing was due to the accelerated write off of balances under our prior bank agreement upon replacement with a new credit agreement (see “Liquidity and Capital Resources”).

Net Loss

Net loss for the first nine months of fiscal 2004 was $7.5 million compared to a net loss of $29.9 million for the first nine months of fiscal 2003.  The net loss for the first nine months of fiscal 2003 included the impact of both the nonrecurring gain and the impairment charges.  Excluding the impact of the nonrecurring gain, the telecom-related asset write-downs and impairment charges, and the charge for settlement of litigation, we would have recorded an after-tax loss of $4.8 million for the first nine months of fiscal 2003.  We did not record any tax benefit related to our losses in the first nine months of fiscal 2004 due to the uncertainty in realizing those benefits.  The tax provision for the first nine months of fiscal 2003 was $7.6 million.  While we recorded a pretax operating loss of $22.2 million for the first nine months of fiscal 2003, we also recorded a tax provision during the same period, associated mainly with the $27.8 million nonrecurring gain recorded in the first quarter of fiscal 2003. There was no tax benefit associated with the $33.4 million goodwill impairment charge recorded in the second quarter of fiscal 2003, as the goodwill was not deductible for income tax purposes.

Liquidity and Capital Resources

Our cash balance decreased $0.5 million to $1.2 million at March 31, 2004 from $1.7 million at June 30, 2003.  Our primary sources of cash for the first nine months of fiscal 2004 were proceeds of $18.7 million from the sale of our common stock and proceeds of $1.1 million from the sale of our telecom service business.  Our primary uses of cash for the first nine months of fiscal 2004 were for repayment of bank obligations of $10.2 million, cash used in operations of $6.0 million, costs incurred in refinancing our bank debt of $0.6 million and capital expenditures of $3.5 million.  We anticipate that our capital expenditures for the fiscal year 2004 will be less than $6.0 million.

As of March 31, 2004, long-term borrowings including current portion were $16.5 million compared to $26.7 million as of June 30, 2003.  In August 2003, we replaced our revolving credit facility with an asset based credit agreement (“Credit Agreement”) for our North American operations.  The aggregate lending commitment under the Credit Agreement is $19.0 million with available borrowings determined by a borrowing base as defined in the agreement, supported by eligible domestic accounts receivable and inventory.  Borrowings under the Credit Agreement bear interest at the bank’s prime lending rate plus one percent or, at our option, the London Interbank Offering Rate (LIBOR) plus three and one-quarter percent.  Borrowings under the Credit Agreement are secured by substantially all of the Company’s North American assets.  This facility also supports the issuance of letters of credit.  As of March 31, 2004, we had $13.1 million of available borrowing capacity, with $2.8 million of borrowings outstanding, under the facility.

Additionally, our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs.  Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 2% to 8%.  During the first quarter of fiscal 2004, our European subsidiary entered into a ten-year agreement with a European bank to provide borrowings secured by the subsidiary’s land and building.  Borrowings under this agreement bear interest at EURIBOR plus one and one-half percent.  The initial commitment to lend under this agreement is Euro 7.0 million, with the commitment reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  Amounts outstanding at March 31, 2004 under all of our European bank lending agreements were $7.2 million.

As a result of the decline in interest rates and stock market equity values over the past two years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of March 31, 2004.  The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates.  While no contributions were mandated, we did elect to contribute 535,000 shares of our common stock, valued at approximately $2.4 million, to the plan during the first quarter of fiscal 2004.

On October 8, 2003, we entered into agreements with a small number of investors for them to purchase 4.2 million shares of our common stock at a discount of 8% from the $5.10 closing price on that date.  On October 17, 2003 we issued the shares, receiving aggregate proceeds, net of fees and expenses, of approximately $18.5 million.  The proceeds were used to repay debt.  We have registered the shares for resale.

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

Interest Rates

The fair value of our debt was $16.5 million at March 31, 2004.  The fair value of our debt is equal to the borrowings outstanding from domestic and foreign banks and small amounts owed under capital lease and note arrangements. Prospectively, we do not consider there to be material risk due to changes in the interest rate structure of borrowing rates applicable to such debt. For our debt outstanding at March 31, 2004, a hypothetical 10% adverse change in interest rates would not have had a material impact on our pre-tax earnings and cash flow due to relatively low variable interest rates.

Foreign Currency Exchange Rates

We may selectively enter into foreign exchange contracts to hedge certain exposures in Europe.  A portion of our products are manufactured in Europe and sold in the U.S.  Many of these sales to U.S. customers are denominated in U.S. dollars.  As a result, our financial results could be significantly impacted by changes in exchange rates, particularly the exchange rate between the U.S. dollar and the Euro.  Our exposure on sales by our European subsidiaries consists of (1) the exposure related to a weakening U.S. dollar for U.S. dollar denominated sales, as most of our European subsidiaries’ costs are in Euro; in the event of a weakening U.S. dollar, locally recorded sales in the functional currency (the Euro) are decreased, (2) the exposure related to a weakening U.S. dollar when payment of U.S. dollar receivables are received from customers, resulting in less local currency than was originally recorded at the date of sale, and (3) the exposure that upon translation of the subsidiaries’ periodic financial statements, a weakening local currency would result in lower reported sales in U.S. dollars than if the local currency had been stable relative to the U.S. dollar.  In the latter case, operating expenses would also be translated at the lower amount and accordingly, the effect on net income would be mitigated.  We had no foreign currency contracts outstanding at March 31, 2004.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) and our internal control over financial reporting (as that term is defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934).  The controls and procedures are designed to ensure that material information relating to us, including our subsidiaries, is made known to us.  Procedures related to internal control over financial reporting are designed to provide reasonable assurances regarding the reliability of our reporting and preparation of financial statements in accordance with generally accepted accounting principles.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of our third quarter ended March 31, 2004, our disclosure controls and procedures are effective in timely alerting them to material information relating to us and required to be included in our periodic SEC filings.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our third quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)                                 Reports on Form 8-K

Form 8-K filed January 30, 2004, Press release announcing fiscal 2004 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: May 14, 2004	/s/ DAVID P. REILAND

David P. Reiland
Executive Vice President and Chief Financial Officer
(Duly authorized officer of the registrant and principal financial officer)