Form 10-K
period 2004-06-30
MAGNETEK INC
filed 2004-09-10
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $6.59, per share as reported by the New York Stock Exchange, on December 31, 2003 (the last business day of the Company's most recently completed second fiscal quarter), was $118,575,069. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the Registrant's Common Stock, as of September 3, 2004 was 28,500,189 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Magnetek, Inc. 2004 Annual Report for the year ended June 30, 2004 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference into this Form 10-K, the Magnetek, Inc. 2004 Annual Report is not deemed filed as part of this Form 10-K.

        Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2004 are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2004

        The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. For clarity of presentation, all periods are presented as if the fiscal year ended on June 30. Fiscal years 2004, 2003 and 2002 contained 52 weeks.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        Magnetek, Inc. ("Magnetek" or "the Company") supplies digital power-electronic products used in information technology, industrial, communications, alternative energy, consumer and other markets. These products usually take the form of sub-systems. They are sold directly or through agents to original equipment manufacturers (OEMs) for incorporation into their products, to system integrators and value-added resellers for assembly and installation in end-user systems, and to distributors for resale to OEMs, contractors and end users for repair and replacement purposes. Founded in July 1984 and listed on the New York Stock Exchange in July 1989 (NYSE: MAG), Magnetek operates five factories in North America, two in Europe and one in China, together employing approximately 1,700 people worldwide. The Company operates in a single segment called Digital Power Products, which includes two broad product lines, Components and Systems.

Digital Power Products

        General.    According to MicroTech Consultants, a power industry research firm, Magnetek ranks among the world's 15 largest independent makers of OEM power supplies. The Company is an acknowledged innovator in power-electronic sub-systems design, thermal management technology and the application of microprocessors and software in digital power-electronic products. International sales accounted for approximately 55% of the Company's net sales. Approximately 27% of our sales were to our top five customers in fiscal year 2004. One single customer, Merloni Elettrodomestici, comprised 11% of the Company's net sales in fiscal 2004.

        Components.    Embedded power products (components) accounted for approximately 67% of Magnetek's net sales in fiscal 2004. The Company's power components, which are sold to original equipment manufacturers for installation in their products, include: AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC-to-DC power converters, DC-to-AC power inverters and peripheral component interconnects (PCIs). These products are used primarily in telecommunications (telecom), data-processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances. Principal customers include Merloni, Motorola, IBM, Siemens and Alcatel.

        Systems.    Integrated power products (systems) accounted for approximately 33% of the Company's net sales in fiscal 2004. Magnetek's systems consist primarily of programmable motion control and power conditioning systems. They include alternating current (AC) and direct current (DC) variable-frequency motor drives (VFDs), fuel cell power inverters and telecom power plants. The Company is North America's largest supplier of VFDs and related software and accessories for controlling overhead cranes, hoists and elevators. Principal customers include the world's leading elevator and mining machinery builders and most of the industrial crane and hoist companies in North America. Magnetek is the world's largest builder of power conditioners for stationary fuel cells. The Company's principal customer for these products is United Technologies. The Company's power systems also include complete DC power systems for telecom and networking applications. Principal customers for these systems include T-Mobile, Verizon, and Fiber Tower.

        Backlog.    Backlog as of June 30, 2004 was $77.4 million versus $58.3 million at the end of fiscal 2003. The increase in backlog reflects improvement in overall economic activity and specific growth in industrial, data storage and consumer markets. Magnetek expects that all of the $77.4 million backlog will be filled during fiscal 2005.

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

Competitive Weaknesses

        Management considers the following to be Magnetek's primary competitive weaknesses:

        Brand Recognition.    As noted above, Magnetek ranks among the world's 15 largest independent manufacturers of OEM power supplies. However, the power products industry is very fragmented, the Company's power components business is European-based, and its primary power systems businesses were acquired relatively recently. Consequently, the "Magnetek" brand name is not as well known in the important North American market as some of the Company's competitors' brands. The Company is continuing to rely on the established brand names of its recently acquired systems businesses until such time as the Magnetek name is better known among power systems users.

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

        Financial Resources.    Based on current plans and business conditions, management believes that Magnetek's borrowing capacity, together with internally generated cash flows, will be sufficient to fund the Company's operations and other commitments during the current fiscal year. However, some of the Company's competitors have substantially greater financial resources than Magnetek.

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

International Operations

        International sales accounted for 55% of Magnetek's net revenues in fiscal 2004. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. In Europe the Company operates two manufacturing facilities, one in Italy and one in Hungary, and employs approximately 800 people. The Company also operates a manufacturing facility in Shenzhen, China, which employs approximately 350 people.

        For the Company's 2004, 2003, and 2002 fiscal years, revenues derived from domestic sales were $116.9 million, $105.5 million, and $123.7 million, respectively, and revenues derived from international sales were $125.9 million, $96.3 million, and $64.5 million. The Company continues to expand sales to global customers and reduce its operations in the U.S. while increasing production capacity outside the U.S., primarily in China.

Seasonality

        Historically, Magnetek's business has tended to be seasonal, with the first two quarters of the fiscal year being somewhat weaker than the last two due primarily to customer plant closures during holidays and traditional vacation periods. The first fiscal quarter (July-September) includes plant closures typically lasting up to two weeks in July in North America and throughout the month of August in Europe. The second fiscal quarter (October-December) includes religious and year-end holidays in both North America and Europe. Also, customers who budget on a calendar-year basis typically begin spending on new programs in January with many programs scheduled for completion prior to the summer vacation period, making the January-June period (the second half of Magnetek's fiscal year) stronger than the July-December period. Management estimates that, all else being equal, seasonality may create a 10-20% differential between the Company's fiscal first- and second-half revenues.

Suppliers and Raw Materials

        Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2004, raw materials purchases accounted for approximately 68% of the Company's cost of sales. Production of digital power products depends heavily on various electronic components. The Company seeks to obtain competitive pricing on these raw materials by utilizing multiple suppliers available to its North American, European and Asian operations, leveraging its combined purchasing requirements, and utilizing internet sources when appropriate.

        Based on analyses of the costs and benefits of its level of vertical integration, Magnetek is continuing to increase its outsourcing of certain materials and component parts that previously have been produced internally.

Research and Development

        Magnetek's research and development activities, which are conducted primarily at advanced development centers in Valdarno, Italy, Chatsworth, California and Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers' specific needs. Total research and development expenditures were approximately $13.7 million, $11.1 million, and $9.8 million respectively, for the Company's 2004, 2003 and 2002 fiscal years.

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

Employees

        As of September 1, 2004, the Company had approximately 600 salaried employees and approximately 1,100 hourly employees, of whom approximately 400 were covered by collective bargaining agreements with various unions. The Company believes that its relationships with its employees are favorable.

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

Environmental Matters

        From time to time, Magnetek discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during fiscal years 2004, 2003 and 2002.

        Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2004, 2003 and 2002. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

        In 1986, the Company acquired the stock of Universal Manufacturing Company ("Universal") from a predecessor of Fruit of the Loom ("FOL"), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability for potential response costs related to offsite disposal locations. FOL, the successor to Universal's indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding. FOL's inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. PROPERTIES

        Magnetek's headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased, except for Valdarno, Italy. The Valdarno facility is owned by the Company's Italian subsidiary, Magnetek SpA.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Chatsworth, California	2005	48,000	Power components manufacturing
Dallas, Texas	2005	101,000	Telecom systems manufacturing
Los Angeles, California	2005	5,000	Corporate headquarters
Menomonee Falls, Wisconsin	2009	84,000	Power systems manufacturing
Pittsburgh, Pennsylvania	2004	9,000	Power systems manufacturing
Salgotarjan, Hungary	2006	118,000	Power products manufacturing
Valdarno, Italy	—	183,000	Power products manufacturing
Mississauga, Canada	2006	18,000	Power systems manufacturing
Shenzhen, China	2008	65,000	Power products manufacturing

        The Company believes its facilities are in satisfactory condition and are adequate for its present operations. See Note 5 of Notes to Consolidated Financial Statements with respect to facility equipment subject to encumbrances.

ITEM 3. LEGAL PROCEEDINGS

Litigation—Product Liability

        The Company is a party to a number of product liability lawsuits, most of which are associated with discontinued business operations that have been sold. As part of the sales transactions, the Company agreed for a limited time to defend and indemnify the purchasers of the discontinued business operations against certain product liability claims. The last remaining indemnification obligation terminated on December 14, 2003. The Company is, however, obligated to continue to defend and indemnify valid claims made before that date. The Company has also been named as a party in two product liability lawsuits related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. The Company believes that liability for one of the lawsuits remains with the selling shareholders and is covered by their insurance and the defense of that claim has been tendered. All of the pending product liability cases are being aggressively defended by the Company, and management believes that its insurers will bear all liability, if any, that exceeds applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material adverse effect on the Company's results of operations or financial position.

        The Company has been named, along with numerous other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company's ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking dismissal from the proceedings and does not believe the proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation—Patent Infringement

        In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. ("ULT"), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In April 2003, Nilssen's lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The Company will assert what it believes are strong defenses at arbitration; however, an unfavorable decision could have a material adverse effect on the Company's financial position and results of operations.

        In February 2003, Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement. The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and has filed a response on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe Nilssen's patents and that the patents are invalid. The Company will aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the stockholders of the Company during the quarter ended June 30, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth the high and low sales prices of the Company's Common Stock during each quarter of fiscal 2004 and 2003:

Quarter Ending	High	Low
June 30, 2004	$8.55	$6.35
March 31, 2004	7.70	5.51
December 31, 2003	6.95	4.95
September 30, 2003	5.28	2.52
June 30, 2003	3.20	1.90
March 31, 2003	5.35	2.32
December 31, 2002	6.09	3.28
September 30, 2002	10.05	2.65

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the ticker symbol "MAG." As of September 3, 2004 there were 225 record holders of Magnetek's Common Stock.

        Magnetek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company's 2003 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock.

        The Company did not repurchase any of its Common Stock during fiscal year 2004.

        On September 15, 2003, the Company contributed 535,000 shares of its Common Stock into the Magnetek, Inc. Flexcare Plus Retirement Pension Plan. The value of that contribution was $4.47 per share and totaled approximately $2.4 million in the aggregate.

        On October 8, 2003, the Company entered into agreements with a small number of investors for them to purchase 4,200,000 shares of its Common Stock at a discount of 8% from the $5.10 closing price on that date. On October 17, 2003 the Company issued the shares, receiving aggregate proceeds, net of fees and expenses, of approximately $18.5 million. The Company has registered the shares for resale.

ITEM 6. SELECTED FINANCIAL DATA

        The information called for by this Item 6 is hereby incorporated by reference to the section of the Company's 2004 Annual Report entitled "Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information called for by this Item 7 is hereby incorporated by reference to the section of the Company's 2004 Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item 7A is hereby incorporated by reference to the section of the Company's 2004 Annual Report entitled "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this Item 8 is hereby incorporated by reference to the Company's Financial Statements and the corresponding Report of Independent Registered Public Accounting Firm in the Company's 2004 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Magnetek had no disagreements with its independent accountants in fiscal 2004 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

        Magnetek has evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) and the Company's internal control over financial reporting (as that term is defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). The controls and procedures are designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company. Procedures related to internal control over financial reporting are designed to provide reasonable assurances regarding the reliability of the Company's reporting and preparation of financial statements in accordance with generally accepted accounting principles. Based upon its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of fiscal year ended June 30, 2004, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in its periodic SEC filings.

        There were no changes in the Company's internal control over financial reporting during the Company's fiscal fourth quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding the Company's directors called for by this Item 10 is hereby incorporated by reference to the sections of the Company's 2004 Proxy Statement entitled "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

Supplemental Information—Executive Officers of the Company

        The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
Andrew G. Galef	71	Chairman, President and Chief Executive Officer
Antonio Canova, Ph.D	62	Executive Vice President, Power Components Group
Alexander Levran, Ph.D	54	Executive Vice President, Chief Technology Officer
Peter M. McCormick	44	Executive Vice President, Power Systems Group
David P. Reiland	50	Executive Vice President and Chief Financial Officer
Tina D. McKnight	46	Vice President, General Counsel and Secretary
Marty J. Schwenner	43	Vice President and Controller

        Andrew Galef has been the Chairman of the Board of Directors since July 1984 and the President and Chief Executive Officer since May 4, 1999. He previously served as the Company's Chief Executive Officer from September 1993 until June 1996. He is the sole shareholder of The Spectrum Group, Inc., a private investment and management firm, and has served as its President since its incorporation in California in 1978, and as its Chairman and Chief Executive Officer since 1987.

        Antonio Canova is the Executive Vice President responsible for the Company's Power Components Group (formerly the Power Electronics Group) in Europe and North America.     Dr. Canova joined Magnetek when it acquired Plessey S.p.A. in 1991 and assumed responsibility for the Company's European power components business at that time. With the acquisition of Omega Power Systems, Inc. in 1998, Dr. Canova assumed responsibility for the North American power components business as well. Prior to joining Magnetek, Dr. Canova was the Managing Director of Plessey S.p.A. from 1988 until its acquisition by Magnetek in 1991 and served as its General Manager from 1969 to 1988.

        Alexander Levran is Executive Vice President and Chief Technology Officer of the Company. Dr. Levran joined the Company in July 1993 as its Vice President, Technology after serving as Vice President of Engineering and Technology for EPE Technologies, Inc., a subsidiary of Groupe Schneider, from 1991 until 1993. From 1981 until 1991, Dr. Levran held various engineering management positions with Teledyne Inet, a subsidiary of Teledyne, Inc., most recently as Vice President of Engineering.

        Peter McCormick is the Executive Vice President responsible for the Company's Power Systems Group (formerly the Industrial Controls Group and the Telecom Power Group). Mr. McCormick has had primary responsibility for the Company's Industrial Controls Group (now part of the Power Systems Group) since 2002. Prior to that, he served as the President of Industrial Controls from 1999 until 2002. Since joining the Company in 1996, Mr. McCormick has also served as the Vice President of Operations for the drives group from 1998 until 1999 and as Vice President of the custom products business group from 1996 until 1998.

        David Reiland is an Executive Vice President of the Company and has been its Chief Financial Officer since 1988. In 2003, Mr. Reiland assumed temporary responsibility for the Company's Telecom

Power Group during a management restructure. Mr. Reiland has also served as the Controller of the Company from 1986 until 1993 and as Vice President, Finance from 1987 to 1989. Before joining Magnetek, Mr. Reiland was an Audit Manager with Arthur Andersen & Co. where he served in various capacities since 1980. Mr. Reiland is a Certified Public Accountant.

        Tina McKnight joined the Company in September 2000 as Vice President, General Counsel and Secretary. Prior to joining Magnetek, Ms. McKnight was Vice President and Assistant General Counsel of creditcards.com from 1999 to 2000 and Vice President, Senior Counsel and Assistant Secretary of Great Western Bank from 1990 to 1999. Ms. McKnight was an attorney with the law firms of Brobeck, Phleger & Harrison in Los Angeles, California from 1987 until 1990 and with Peterson, Ross, Schloerb & Seidel in Los Angeles, California from 1985 until 1987.

        Marty Schwenner has been a Vice President of the Company since 2003 and Controller since 2002. Mr. Schwenner was Vice President of Finance for the Power Electronic Group (now part of the Power Components Group) from 1998 until 2002. Mr. Schwenner also served as the Chief Financial Officer of the Company's European Operations from 1992 to 1998 and as Internal Audit Manager from 1991 until 1992. Mr. Schwenner joined Magnetek as an Internal Auditor in 1989.    Before joining Magnetek, Mr. Schwenner was a Financial Analyst with Nortek, Inc. since 1985. Mr. Schwenner is a Certified Public Accountant and a Certified Internal Auditor.

Supplemental Information—Code of Ethics

        The Company has adopted a Code of Ethics for all of its employees that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for individual business units of the Company. A copy of the Code of Ethics is available, without charge, to any shareholder who sends a written request to the Corporate Secretary at 10900 Wilshire Boulevard, Los Angeles, California 90024.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item 11 is hereby incorporated by reference to the section of the Company's 2004 Proxy Statement entitled "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

        The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company's 2004 Proxy Statement entitled "Beneficial Ownership" and "Securities Authorized For Issuance Under Equity Compensation Plans".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is hereby incorporated by reference to the sections of the Company's 2004 Proxy Statement entitled "Transactions With Management and Others" and "Compensation Committee Interlocks and Insider Participation".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item 14 is hereby incorporated by reference to the section of the Company's 2004 Proxy Statement entitled "Independent Registered Public Accounting Firm".

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

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

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	By-laws of the Company, as amended and restated.
4.1	(5)	Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(7)	Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A.
4.3	(25)	Registration Rights Agreement dated as of March 2, 2001 by and between the Company and each ADS Shareholder.
4.4	(12)	Rights Agreement dated as of April 30, 2003 between the Company and The Bank of New York, as Rights Agent.

10.1	(8)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. ("1989 Plan").
10.2	(7)	Amendment No. 1 to 1989 Plan.
10.3	(7)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4	(7)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5	(9)	Magnetek, Inc. 1997 Non-Employee Director Stock Option Plan (the "DSOP").
10.6	(10)	First Amendment to the DSOP dated as of July 26, 2000.
10.7	(6)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.8	(11)	1999 Stock Incentive Plan of the Company (the "1999 Plan").
10.9	(11)	2000 Employee Stock Plan of the Company (the "2000 Plan").
10.10	(11)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.11	(13)	Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan (the "DDIP").
10.12	(28)	Amendment to the DDIP dated April 17, 2002.
10.13	(29)	2002 Magnetek, Inc. Employee Stock Purchase Plan.
10.14	(14)	Non-Qualified Stock Option Agreement between the Company and David P. Reiland.
10.15	(15)	Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.
10.16	(16)	Amendment dated as of January 25, 1995 to the Executive Management Agreement between the Company and The Spectrum Group, Inc.
10.17	(17)	Amendment No. 1 to the Executive Management Agreement dated as of June 30, 2000 between the Company and The Spectrum Group, Inc.
10.18	(30)	Amendment No. 2 to the Executive Management Agreement dated as of December 12, 2002 between the Company and The Spectrum Group, Inc.
10.19	(18)	Change of Control Agreement dated October 20, 1998 between Antonio Canova and the Company.
10.20	(18)	Change of Control Agreement dated October 20, 1998 between Alexander Levran and the Company.
10.21	(18)	Change of Control Agreement dated October 20, 1998 between David P. Reiland and the Company.
10.22	(19)	Change of Control Agreement dated November 1, 2000 between Tina McKnight and the Company.
10.23	(30)	Amended and Restated Change of Control Agreement dated April 30, 2003 between Tina McKnight and the Company.
10.24	(21)	Change of Control Agreement dated December 11, 2002, between Pete McCormick and the Company.

10.25	(30)	Change of Control Agreement dated April 30, 2003 between Paul Schwarzbaum and the Company.
10.26	(20)	Tax Agreement dated as of February 12, 1986 between the Company and Farley Northwest Industries, Inc.
10.27	(23)	Credit Agreement dated as of June 17, 2002 among the Company, Banc One Capital Markets, Inc., Bank One, Kentucky, NA, Wachovia Bank, NA and The Provident Bank.
10.28	(23)	Stock Pledge Agreement dated as of June 17, 2002 by the Company in favor of Bank One Kentucky, NA.
10.29	(23)	Subsidiary Guaranty dated as of June 17, 2002 by Magnetek ADS Power, Inc., Magnetek Leasing Corporation, Magnetek Mondel Holding, Inc. and J-TEC, Inc. in favor of Bank One Kentucky, NA.
10.30	(23)	Security Agreement dated as of June 17, 2002 between the Company and Bank One Kentucky, NA.
10.31	(23)	Security Agreement dated as of June 17, 2002 between Magnetek Leasing Corporation and Bank One Kentucky, NA.
10.32	(23)	Security Agreement dated as of June 17, 2002 between Magnetek ADS Power, Inc. and Bank One Kentucky, NA.
10.33	(23)	Security Agreement dated as of June 17, 2002 between Magnetek Mondel Holding, Inc. and Bank One Kentucky, NA.
10.34	(23)	Security Agreement dated as of June 17, 2002 between J-TEC, Inc. and Bank One Kentucky, NA.
10.35	(17)	Lease of Pomaz, Hungary facility.
10.36	(24)	Lease of Menomonee Falls, Wisconsin facility dated as of July 23, 1999.
10.37	(27)	Asset Purchase Agreement dated as of June 15, 2001 between the Company and Universal Lighting Technologies, Inc.
10.38	(30)	Stock Purchase Agreement dated as of December 30, 2002 by and among the Company and MXT Holdings, Inc. and the Company.
10.39	(31)	Contract for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.40	(32)	Joinder Agreement dated as of April 23, 2004 by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
13.1	**	2004 Annual Report.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

**
Filed with this Form 10-K.

(1)
Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.

(2)
Previously filed with Form 10-Q for quarter ended March 31, 2003 and incorporated herein by this reference.

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

(30)
Previously filed with Form 10-K for Fiscal Year ended June 30, 2003 and incorporated herein by this reference.

(31)
Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.

(32)
Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporate herein by this reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the 10th day of September, 2004.

MAGNETEK, INC. (Registrant)
/s/ ANDREW G. GALEF Andrew G. Galef Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANDREW G. GALEF Andrew G. Galef	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 10, 2004
/s/ THOMAS G. BOREN Thomas G. Boren	Director	September 10, 2004
/s/ DEWAIN K. CROSS Dewain K. Cross	Director	September 10, 2004
/s/ YON Y. JORDEN Yon Y. Jorden	Director	September 10, 2004
/s/ PAUL J. KOFMEHL Paul J. Kofmehl	Director	September 10, 2004
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director	September 10, 2004
/s/ ROBERT E. WYCOFF Robert E. Wycoff	Director	September 10, 2004
/s/ DAVID P. REILAND David P. Reiland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 10, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the consolidated financial statements of Magnetek, Inc. as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated August 18, 2004 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Woodland Hills, California
August 18, 2004

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2002, 2003 and 2004

(amounts in thousands)

	Balance at Beginning of year	Additions charged to earnings	Deductions from Allowance	Other(a)	Balance at end of year
June 30 2002
Allowance for doubtful receivables	$5,235	$946	$(3,816)	$67	$2,432
June 30, 2003
Allowance for doubtful receivables	$2,432	$248	$(452)	$199	$2,427
June 30, 2004
Allowance for doubtful receivables	$2,427	$2,023	$(155)	$103	$4,398

(a)
Represents primarily allowances for doubtful accounts balances of acquired or divested businesses and foreign translation adjustments for the Company's foreign subsidiaries.

QuickLinks

MAGNETEK, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2004
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHEDULE II
MAGNETEK, INC. VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, 2002, 2003 and 2004 (amounts in thousands)