Form 10-Q
period 2004-09-30
MAGNETEK INC
filed 2004-11-09
CIK 751085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004

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

Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.   Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of October 29, 2004, was 28,528,239 shares.

2005 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

MAGNETEK, INC.

Part I.

Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.

Other Information

Item 1.	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

September 30, 2004 and 2003

(amounts in thousands, except per share data)

(unaudited)

	2004	2003
Net sales	$69,178	$50,435
Cost of sales	52,240	40,089

Gross profit	16,938	10,346
Research and development	3,694	2,843
Selling, general and administrative	11,705	10,470

Income (loss) from operations	1,539	(2,967)
Interest and other expense, net	364	672

Income (loss) before provision for
income taxes	1,175	(3,639)
Provision for income taxes	235	—
Net income (loss)	$940	$(3,639)

Earnings (loss) per common share

Basic and diluted:
Net income (loss)	$0.03	$(0.15)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and JUNE 30, 2004

(amounts in thousands)

	September 30	June 30
	(unaudited)
ASSETS
Current assets:
Cash	$3,481	$2,318
Accounts receivable, net	59,371	55,822
Inventories	51,242	51,432
Prepaid expenses and other	4,761	9,027
Total current assets	118,855	118,599

Property, plant and equipment	127,006	123,036

Less-accumulated depreciation and amortization	95,093	90,918
Property, plant and equipment, net	31,913	32,118

Goodwill	64,141	63,828
Prepaid pension	57,202	57,523
Other assets	13,322	14,293
Total Assets	$285,433	$286,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,017	$41,181
Accrued liabilities	9,404	11,551
Current portion of long-term debt	703	211
Total current liabilities	49,124	52,943

Long-term debt, net of current portion	15,732	16,129

Other long-term obligations	96,739	96,441

Deferred income taxes	8,403	8,326

Stockholders’ equity
Common stock	285	285
Paid in capital in excess of par value	127,790	127,692
Retained earnings	70,428	69,488
Accumulated other comprehensive loss	(83,068)	(84,943)
Total stockholders’ equity	115,435	112,522

Total Liabilities and Stockholders’ Equity	$285,433	$286,361

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED

September 30, 2004 and 2003

(amounts in thousands)

(unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$940	$(3,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,490	2,481
Tax refund proceeds, net	3,332	—
Changes in operating assets and liabilities	(4,123)	1,539
Total adjustments	1,699	4,020
Net cash provided by operating activities	2,639	381

Cash flows from investing activities:
Proceeds from sale of businesses	—	1,250
Capital expenditures	(1,649)	(775)
Net cash provided by (used in) investing activities	(1,649)	475

Cash flow from financing activities:
Proceeds from issuance of common stock	98	62
Borrowings under (repayment of) bank and other long term obligations	95	(825)
Increase in deferred financing costs	(20)	(377)
Net cash provided by (used in) financing activities	173	(1,140)

Net increase (decrease) in cash	$1,163	$(284)
Cash at the beginning of the period	2,318	1,680
Cash at the end of the period	$3,481	$1,396

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Amounts in thousands, except per share data)

(unaudited)

1.                                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the three-month periods ended September 30, 2004 and 2003.  Results for the three-months ended September 30, 2004 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  For clarity of presentation, all periods are presented as if they ended on the last day of the calendar period.  The three-month periods ended September 30, 2004 and 2003 contained fourteen and thirteen weeks, respectively.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company is subject to losses from uncollectible receivables in excess of its allowances.  The Company maintains allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns.  If the financial conditions of the Company’s customers were to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.  The Company’s management believes that all appropriate allowances have been provided.

Inventories

The Company’s inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.  Inventory on hand may exceed future demand either because the product is obsolete, or the amount on hand is more than can be used to meet future needs.  The Company identifies potentially obsolete and excess inventory by evaluating overall inventory levels.  In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare those with the current or committed inventory levels.  If future demand requirements are less favorable than those projected by management, additional inventory write-downs may be required.

Reserves for Contingencies

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies.”  SFAS No. 5 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.

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

The Company does not record deferred taxes on domestic pretax income or losses, due to (1) the availability of net operating loss (NOL) carryforwards that have been fully reserved through valuation allowances for pretax income, and (2) uncertainty surrounding the timing of realizing NOL carryforwards generated in the current period in future periods.

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

Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews the carrying value of goodwill at least annually, and more frequently if indicators of potential impairment arise, using discounted future cash flow analyses as prescribed in SFAS No. 142.

Deferred Financing Costs — Costs incurred to obtain financing are deferred and included in other assets in the condensed consolidated balance sheets.  Deferred financing costs are amortized over the term of the financing facility, and related amortization expenses are included in interest and other expense in the condensed consolidated statements of operations.

Earnings per Share — In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal period.

Stock-Based Compensation — The Company has elected to continue to use the intrinsic-value method of accounting as prescribed by Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock based awards to employees.  Under APB 25, the Company recognizes no compensation expense with respect to such awards when the exercise price is equal to or greater than the market price at the date of grant.  Accordingly, no stock-based employee compensation cost is reflected in reported results of operations for all periods presented.  The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement no. 123”.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three months ended September 30, 2004 and 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended
	September 30,
	2004	2003
Net income (loss)	$940	$(3,639)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,224)	(1,141)
Pro forma net loss	$(284)	$(4,780)

Earnings (loss) per share as reported:
Basic and diluted	$0.03	$(0.15)

Pro forma loss per share:
Basic and diluted	$(0.01)	$(0.20)

Recent Accounting Pronouncement - In October 2004, the Financial Accounting Standards Board (FASB) concluded that SFAS No. 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.  The Company could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method.  Assuming the new standard is implemented as scheduled, the Company will adopt this new standard at the beginning of fiscal year 2006 and is currently evaluating the effect that the adoption of this standard will have on its financial position and results of operations.

Derivative Financial Instruments — The Company periodically uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivatives and Hedging”.  These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measured at fair value, and that hedge accounting be applied when certain conditions are met.  The Company had no derivative financial instruments at September 30, 2004.

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

Reclassifications — Certain prior year balances were reclassified to conform to the current year presentation.

3.                                       Inventories

Inventories at September 30, 2004 and June 30, 2004 consist of the following:

	September 30	June 30
Raw materials and stock parts	$33,122	$29,237
Work-in-process	10,264	13,498
Finished goods	7,856	8,697
	$51,242	$51,432

4.                                       Commitments and Contingencies

The Company is a party to a number of product liability lawsuits associated with discontinued business operations that have been sold.  As part of the sales transactions, the Company agreed for a limited time to defend and indemnify the purchasers of the discontinued business operations against certain product liability claims.  The last remaining contractual indemnification obligation of that type terminated on December 14, 2003; however, the Company remains obligated to continue defending and indemnifying valid claims made prior to the applicable termination date for each such obligation.  The Company is also a named party in two product liability lawsuits related to the Telemotive Industrial Controls business that was acquired in December 2002.  The Company believes that liability for those lawsuits will be covered by insurance policies in effect for the Telemotive Industrial Controls business prior to the sale or will be indemnified by the selling shareholders.   All of the pending product liability cases are being aggressively defended by the Company, and management believes that its insurers will bear all liability, if any, that exceeds applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material adverse effect on the Company’s results of operations or financial position.

The Company has been named, along with numerous other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned.  During the Company’s ownership, none of the businesses produced or sold asbestos-containing products.  With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims.  While the outcome of these cases cannot be predicted with certainty, the Company is aggressively seeking dismissal from the proceedings and does not believe the proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents.  The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid.  In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Mr. Nilssen might allege against ULT.  In April 2003, Mr. Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  Arbitration commenced on November 8, 2004, and proceedings are ongoing.  The Company will assert what it believes are strong defenses at arbitration; however, an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations

In February 2003, Mr. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents.  ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the purchase and sale agreement.  The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and has filed a response on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe Mr. Nilssen’s patents and that the patents are invalid.  The Company will aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations.

From time to time, the Company discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first quarter of fiscal 2005, or during fiscal years 2004, 2003 and 2002.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first quarter of fiscal 2005, or in fiscal years 2004, 2003 and 2002. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut.  Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability for potential response costs related to offsite disposal locations.  FOL, the successor to Universal, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement.  The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing.  In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding.  FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position or results of operations.

5.             Comprehensive Income (Loss)

For the fiscal quarters ended September 30, 2004 and 2003, comprehensive income (loss) consisted of the following:

	Three Months Ended
	September 30,
	2004	2003
Net income (loss)	$940	$(3,639)
Currency translation adjustment	1,875	1,092
Comprehensive income (loss)	$2,815	$(2,547)

6.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2004 and 2003.

	Three Months Ended
	September 30,
	2004	2003
Numerator:
Net income (loss)	$940	$(3,639)
Denominator:
Weighted average shares used to compute basic earnings (loss) per share	28,501	23,799
Add dilutive effect of stock options outstanding	751	—
Weighted average shares used to compute diluted earnings (loss) per share	29,252	23,799

Net income (loss) per share:
Basic	$0.03	$(0.15)
Diluted	$0.03	$(0.15)

The dilutive effect of stock options outstanding at September 30, 2003 was not included in the calculation of dilutive loss per share for the three-month period ended September 30, 2003.  The Company had a net loss for that period, and as a result, inclusion of the dilutive effect of stock options would have had an anti-dilutive impact

7.             Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended
	September 30,
	2004	2003
Balance, beginning of period	$254	$503
Additions charged to earnings for product warranties	28	23
Use of reserve for warranty obligations	—	(63)
Decrease to pre-existing warranties	—	(50)
Balance, end of period	$282	$413

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

8.             Restructuring Costs

During fiscal year 2004, the Company began a series of restructuring activities that impact both its domestic and foreign operations.  The Company is accounting for these activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that liabilities associated with exit or disposal activities initiated after December 31, 2002, be recognized when the liability is incurred, with the exception of termination of certain leases and contracts.

The Company began restructuring activities in its European operations during the second quarter of fiscal 2004, which include a workforce reduction of approximately 200 positions in Western Europe and the relocation of those positions to lower cost facilities in Eastern Europe and China.  The total cost of all restructuring activities is estimated at $1.6 million, related to employee severance and lease termination costs.  The Company expects to complete these restructuring activities by the end of calendar 2004.  The Company incurred $0.1 million of restructuring costs during the three-month period ended September 30, 2004, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, and has incurred $1.5 million in restructuring costs to date.  The Company estimates an additional $0.1 million of costs will be incurred in the second quarter of fiscal 2005 to complete these restructuring activities.

In the fourth quarter of fiscal 2004, the Company began the consolidation of its Glendale Heights, Illinois operation into its Menomonee Falls, Wisconsin facility.  The total cost of the consolidation activities is estimated at $0.8 million, related to employee severance, relocation and lease termination costs.  The Company expects to complete these restructuring activities by the end of calendar 2004.  Costs incurred in the three-month period ended September 30, 2004 were $0.4 million, of which $0.2 million are included in cost of goods sold and $0.2 million are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Cumulative costs incurred to date related to these restructuring activities are $0.7 million.  The Company estimates an additional $0.1 million of costs will be incurred in the second quarter of fiscal 2005 to complete these restructuring activities.

9.             Pension Expense

For the three-month periods ended September 30, 2004 and 2003, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended
	September 30,
	2004	2003
Service cost	$—	$—
Interest cost	2,539	2,712
Expected return on plan assets	(2,939)	(2,528)
Amortization of prior service cost	—	—
Recognized net actuarial losses	721	836

Total net pension expense	$321	$1,020

The net pension expense amounts above are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

We are a global provider of digital power-electronic products, including electronic converters, inverters, rectifiers and systems.  These products are used primarily in industrial, telecommunications (telecom), data processing, consumer, imaging, alternative energy, power generation and other applications requiring precise, efficient, reliable power.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand for such power.  We operate in a single business segment, Digital Power Products, which includes two broad product categories, Systems and Components

Our power control systems consist primarily of programmable motion control and power conditioning systems and include alternating current (AC) and direct current (DC) variable-frequency motor drives, power inverters for fuel cell, wind and photovoltaic markets, and telecom power plants.  Our power systems also include complete DC power systems for telecom and networking applications.

Our embedded power control products, which are sold primarily to original equipment manufacturers for installation in their products, include: AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC to-DC power converters, DC-to-AC power inverters and peripheral component interconnects.  These products are used primarily in telecommunications, data processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances.

The past several years have been very challenging in the electronic power industry, as reflected in our operating results.  Beginning in fiscal year 2001 and continuing through fiscal 2003, there was a significant decrease in demand in many of our served markets and, as a result, we generated operating losses throughout fiscal 2003 and during the first half of fiscal 2004.  We began to see recovery and increased demand in certain of our end markets in the second half of fiscal year 2004, and that recovery continued throughout our first quarter of fiscal 2005, ended September 30, 2004.

Fiscal 2005 first-quarter sales were $69.2 million, a 37% increase over fiscal 2004 first-quarter sales of $50.4 million, and down slightly from the previous quarter (fiscal 2004 fourth-quarter) sales of $69.5 million.  The first quarter of fiscal 2005 contained fourteen weeks, while the other periods contained thirteen weeks, however, the sales results are encouraging as our first fiscal quarter has historically been our lowest sales volume quarter of the fiscal year, due to seasonal summer factors, mainly in Europe.

First quarter fiscal 2005 bookings (i.e., orders received) were $70.1 million, slightly higher than our first quarter sales, and our backlog as of September 30, 2004 was $77.3 million.  Bookings for the first quarter of fiscal 2004 were $52.1 million and our backlog one year ago was $54.0 million.  While our book-to-bill ratio (orders received versus sales made in the quarter) has declined from the prior two fiscal quarters, we remain somewhat optimistic that the industry recovery will continue for most of fiscal year 2005.  We anticipate moderating growth in our traditional embedded power products markets.  We have focused on gaining share in systems markets and on new product introductions in industrial, utility, and alternative energy markets, and our future sales growth is somewhat dependent on the success of this strategy.  As a result, we expect that our product development costs and selling expenses could continue to exceed prior year levels during much of fiscal 2005.

Operating income was $1.5 million in the first quarter of fiscal 2005 compared to an operating loss of $3.0 million in the first quarter of fiscal 2004.  This was also our third consecutive fiscal quarter of positive operating income.  Although we have returned to profitability, we will continue to look for cost reduction opportunities.  We continued restructuring activities that we started in fiscal 2004, related mainly to plant consolidation in the U.S. and relocation of product lines from Europe to our factory in China.  Our first quarter fiscal 2005 results include the impact of $0.5 million in restructuring costs, comprised mainly of asset write-downs and employee severance.  We expect to complete these activities by the end of calendar year 2004 and to continue expansion in China.

Our cash balances increased nearly $1.2 million during the first quarter of fiscal 2005, including the favorable impact of a net tax refund of $3.3 million, and our total outstanding debt balances increased by $0.1 million.  Fiscal 2005 first quarter capital expenditures were $1.6 million, and we currently have no plans for major capital outlays.

Our strategy will continue to emphasize diversity in both our product offerings and our targeted markets, continued relocation of manufacturing operations to China, outsourcing of certain products and processes, and increased sales of higher margin products with system applications.  We believe that future sustained profitability is highly dependent upon increasing sales and gross margins, penetration of higher margin markets (utilities, alternative energy) and a shift in our sales mix to proportionately higher sales of systems.

Critical Accounting Policies

The following discussion and analysis of our financial position and results of operations is based upon our condensed consolidated financial statements.  In preparing financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Such estimates are based upon historical experience and other assumptions believed to be reasonable given known circumstances.  Actual results could differ from those estimates.  On an ongoing basis, we evaluate and update our estimates, and we believe the following discussion addresses our policies which are most critical to understanding our financial position and results of operations, and which require our most complex judgments.

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business.  We are subject to losses from uncollectible receivables in excess of our allowances.  We maintain allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns.  If the financial conditions of any of our customers were to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.  We believe that all appropriate allowances have been provided.

Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare those with the current or committed inventory levels.  If future demand requirements are less favorable than those we project, additional provisions to increase inventory reserves may be required.

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment.  Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset.

We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances.  We have elected to perform our annual impairment test in the fourth quarter of our fiscal year.  We have identified our Telecom Power, Power Components and Power Systems groups as reporting units under SFAS No. 142.  In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our reporting units to determine the fair value of those reporting units.    Such estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values, market discount rates and tax rates.  If circumstances cause these estimates to change in the future, or if actual circumstances vary significantly from these assumptions, this could result in additional goodwill impairment charges.  We cannot predict the occurrence of future events that may adversely affect our reported goodwill balance.

Pension Benefits

We sponsor a defined benefit plan that covers a number of current and former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, expected rates of return on plan assets and mortality rates.  We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.  Our plan assets are comprised mainly of common stock and bond funds.  The expected rate of return on plan assets is a long-term assumption and is generally not changed on an annual basis.  The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year.  Changes in assumptions typically result in actuarial gains or losses that are amortized in accordance with the methods specified in SFAS No. 87.

Significant differences between our assumptions and actual future investment return or discount rates could have a material impact on our financial position or results of operations and related funding requirements.

Reserves for Contingencies

We periodically record the estimated impact of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under SFAS No. 5, “Accounting for Contingencies.”  SFAS No. 5 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.

SFAS No. 5 does not permit the accrual of gain contingencies under any circumstances.  For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events; and (2) the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment and we use our internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and to assist in determining the amount or range of the loss.

Income Taxes

We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes.  We also record valuation allowances against these deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, when in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.  In making this judgment, we use a “more likely than not” criteria as described in SFAS No. 109.

Results of Operations - Three Months Ended September 30, 2004 and 2003

Net Sales and Gross Profit

Net sales for the first quarter of fiscal 2005 were $69.2 million, an increase of 37.2% from the first quarter of fiscal 2004 sales of $50.4 million.  The increase is due to higher sales of embedded power supplies and currency translation impact from the stronger Euro, partially offset by lower telecom service revenue. We divested our telecom service business midway through the first quarter of fiscal 2004.  In addition, the first quarter of fiscal 2005 contained fourteen weeks while the first quarter of fiscal 2004 contained thirteen weeks.

Our fiscal 2005 first quarter gross profit was $16.9 million, or 24.5% of sales, versus $10.3 million, or 20.5% of sales in the first quarter of fiscal 2004.  The improvement in gross profit is due to higher sales volumes, the relocation of production to lower cost facilities, including our plant in China, and the sale of our low margin telecom service business (divested in the first quarter of fiscal 2004), partially offset by restructuring costs and lower efficiency related to production relocation and plant consolidation (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Research and Development, Selling, General and Administrative

We continued to increase our investment in research and development (R&D) during the first quarter of fiscal 2005.  R&D expense was $3.7 million, or 5.3% of sales, in the first quarter of fiscal 2005 compared to $2.8 million, or 5.6% of sales, in fiscal 2004.  We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines, and have increased spending on new product development for utility and alternative energy markets.

Selling, general and administrative (SG&A) expense was $11.7 million (16.9% of sales) in the first three months of fiscal 2005 versus $10.5 million (20.8% of sales) in the first three months of fiscal 2004.  This increase was mainly due to higher volume-related selling expense, partially offset by the divestiture of our telecom service business midway through the first quarter of fiscal 2004 and selective cost reduction actions in our remaining telecom business.  Our first quarter fiscal 2005 selling expenses were $5.2 million, versus $4.0 million in the first quarter of fiscal 2004, due mainly to increased commission expense.  Our first quarter fiscal 2005 general and administrative (G&A) expense was $6.5 million, consistent with fiscal 2004 expense of $6.5 million for the same period.  G&A expense for the first quarter of fiscal 2005 reflects the impact of fourteen weeks of expenses as compared to thirteen weeks of expenses in fiscal 2004, as well as higher legal fees related mainly to the patent infringement claim (see Note 4 of Notes to Condensed Consolidated Financial Statements), offset by lower pension expense (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Operations

Our income from operations for the first quarter of fiscal 2005 was $1.5 million compared to a loss from operations of $3.0 million for the first quarter of fiscal 2004.  The improvement in income from operations is due to higher sales volumes and the improvement in gross profits.

Interest and Other Expense, Net

Interest expense was $0.3 million in the first quarter of fiscal 2005, equal to interest expense of $0.3 million in the first quarter of fiscal 2004.  Other expense for the first quarter of fiscal 2005 was $0.1 million compared to $0.4 for the first quarter of fiscal 2004, comprised entirely of deferred financing amortization expense.

Net Income (Loss)

Our net income was $0.9 million in the first quarter of fiscal 2005, compared to a net loss of $3.6 million in the first quarter of fiscal 2004.  We did not record a tax benefit on our pretax loss in the first quarter of fiscal 2004.  The tax provision in the first quarter of fiscal 2005 was $0.2 million associated with our foreign operations.

Liquidity and Capital Resources

Our cash balances increased $1.2 million in the first quarter of fiscal 2005, from $2.3 million at June 30, 2004 to $3.5 million at September 30, 2004.  Our primary source of cash in the first three months of fiscal 2005 was a $3.3 million net tax refund received from the Internal Revenue Service, partially offset by increased accounts receivables balances and lower accounts payable balances compared to June 30, 2004.  Capital expenditures for the three months ended September 30, 2004 were $1.6 million.  We anticipate that our capital expenditures for the fiscal year will be less than $8.0 million.

As of September 30, 2004, long-term borrowings (including current portion) were $16.4 million, an increase of $0.1 million from borrowings of $16.3 million as of June 30, 2004.  The aggregate lending commitment under our North American credit agreement (“Credit Agreement”) is $19.0 million with available borrowings determined by a borrowing base as defined in the agreement, supported by eligible domestic accounts receivable and inventory.  Borrowings under the Credit Agreement bear interest at the bank’s prime lending rate plus one percent or, at our option, the London Interbank Offering Rate (LIBOR) plus three and one-quarter percent.  Borrowings under the Credit Agreement are secured by substantially all of our North American assets.  This facility also supports the issuance of letters of credit.  As of September 30, 2004, we had $13.4 million of available borrowing capacity, with $1.3 million of borrowings outstanding, under the facility.  We were in violation of certain covenants as of September 30, 2004, and subsequent to the end of the fiscal quarter we received a waiver of all covenant violations from our bank.

Additionally, our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs.  Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 2% to 8%.  During the first quarter of fiscal 2004, our European subsidiary entered into an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten-year period.    Borrowings under this agreement bear interest at EURIBOR plus one and one-half percent.  The initial commitment to lend under this agreement is Euro 7.0 million, with the commitment reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  Amounts outstanding at September 30, 2004 under all of our European lending agreements were $15.1 million.

As a result of the decline in interest rates and stock market equity values over the past two years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of the end of September 30, 2004.  The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates.  Actuarial projections indicate no mandatory contributions to the plan would be required through fiscal year 2008, although we may elect to make contributions prior to that time.  No contributions were made in the first quarter of fiscal 2005

Based upon current plans and business conditions, management believes that borrowing capacity under our revolving loan facilities and internally generated cash flows will be sufficient to fund anticipated working capital needs, capital expenditures, and other near-term commitments during the next twelve months.

Caution Regarding Forward-Looking Statements and Risk Factors

This document, including documents incorporated herein by reference, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project”, and “predict”, or similar words and phrases generally identify forward-looking statements.  Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond our control and which cannot be predicted or quantified.  As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements.  Forward-looking statements contained in this document speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.  We do not have any obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Our future results of operations and the other forward-looking statements contained in this filing, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, involve a number of risks and uncertainties.  In particular, the statements regarding future economic conditions, the recovery in the electronic power industry, our goals and strategies, new product introductions, penetration of new markets, projections of sales revenues, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

In addition to the risk factors discussed above, a number of other factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations.  We believe that the most significant potential risk factors that could adversely impact us, not necessarily in order of priority, are the following:

Economic Conditions and Demand for our Products

Demand for our products, which impacts our revenue and gross profit, is affected by general business and economic conditions, and more specifically by conditions in the electronic power industry.  A low level of demand for power products in the telecommunications and information technologies industries had an adverse effect on our operating results in fiscal 2003 and to a lesser extent in fiscal 2004, and we incurred significant losses in those years.  Demand for our products is also impacted by changes in customer order patterns, such as changes in inventory levels maintained by customers and the timing of customer purchases.  If demand in certain of our served markets deteriorates in subsequent periods, our operating results could be adversely affected and losses could recur.

Competitive Industry

We operate in an intensely competitive industry characterized by rapid changes in technology, product demand, prices and lead times.  Our future profitability depends on our ability to successfully identify and react to these changing trends.  Specifically, achievement of our sales and profit goals is dependent in part upon our ability to successfully anticipate product demand, to introduce new products to meet that demand in a timely manner at competitive prices, to gain acceptance of our products in the marketplace, and to adapt our existing product platforms in the event of changes in technology.  Failure to do so could result in low returns on investment in new products and technologies, a loss of competitive position relative to our peers, obsolete products and technologies, and adverse impact on our operating results.  In addition, price erosion in our served markets could have a material impact on our financial position or results of operations.

Dependence on Customers and Credit Risk

We rely on several large customers for a significant portion of our sales.  While we have taken actions to diversify our customer base, sales to our top five customers represented approximately 27% of our net sales in fiscal 2004. The loss of any such customers or significant decreases in any such customers’ levels of purchases could have an adverse effect on our business.   In addition, we are exposed to the credit risk of our customers, including risk of bankruptcy, and are subject to losses from uncollectible accounts receivable.  If the financial conditions of any of our customers deteriorates and impairs their ability to make payments, we could incur future write-offs of accounts receivable that could have a material impact on our financial position, results of operations or cash flows.

Reliance on Suppliers

We purchase raw materials and subassemblies used in our products from third-party suppliers, and also purchase finished goods for resale to customers from third party subcontractors.  If our suppliers or subcontractors cannot meet their commitments to us in terms of price, delivery, or quality, it may negatively impact our ability to meet our commitments to our customers.  This could result in disruption of production, delay in shipments to customers, higher material costs, quality issues with our products and damage to customer relationships.  In addition, increases in the cost of raw materials purchased from third party suppliers could negatively impact our gross profit and results of operations.

Competitive Size

We believe the power supplies industry includes more than 1,000 enterprises, according to various industry research organizations. Of these enterprises, we compete directly only with manufacturers of complex, non-commodity power products, which we estimate constitute less than 5% of the industry.  However, certain of our competitors are significantly larger and have substantially greater resources than us.   Further, given excess capacity and the decline in valuations of companies within the industry since 2000, the risk of consolidation in the industry could result in larger competitors than those that exist today.

In power systems, we compete with crane and hoist drive manufacturers and drive system integrators, elevator drive manufactures and control system integrators, mining machinery drive builders, power inverter builders and telecom power systems builders.  The total number of such enterprises with whom we compete directly is considered to be fewer than 100.  However, certain of our competitors are significantly larger and have substantially greater resources than us, and some are global in scope, whereas we currently compete primarily in the North American market.

International Business

Our international operations are subject to risks associated with changes in local economic and political conditions, laws, codes and standards, currency exchange rates and restrictions, regulatory requirements and taxes.

Since international sales currently account for approximately 55% of our revenue, currency exchange rates impact our results. This is partially a currency translation issue with no economic impact on actual results.  However, a fluctuation in exchange rates between a foreign currency and the U.S. dollar can have an economic impact on revenue and profit.   During fiscal 2004 and fiscal 2003, we were impacted by such currency fluctuations, primarily the weakening of the U.S. dollar against the Euro.   Additional weakening in the value of the dollar against other currencies, primarily the Euro, or changes in any of the other risks listed previously, could have an adverse effect on our financial position or results of operations.

Restructuring and Outsourcing

We are currently taking actions to relocate some of our production capacity to lower cost countries, primarily to China, and are consolidating two manufacturing plants into one plant in the United States.  We may develop action plans regarding additional relocation or consolidation activities in the future.  While we believe that these actions will result in a more competitive position and should also increase our gross profits and reduce our operating expenses, there is no guarantee that these plans will succeed.  There is also no assurance that the expected cost savings and improvement in gross profits will be realized, and in addition, these actions may result in quality issues or delays in production or shipment to customers that could have an adverse impact on our results of operations.  In addition, there is no assurance that any future activities not yet planned would provide any benefits to our operating results, and any such future plans may result in asset impairment charges.

Intellectual Property

We believe that our intellectual property in the area of digital power-electronics is equal or superior to our competitors’ and we do not know of any new technologies that could cause a shift away from digital power-electronic solutions.  However, as a technology-based company in an industry characterized by short product life cycles, we are highly dependent on both patented and proprietary intellectual property.  Therefore, major advancements in digital power-electronic technology by competitors or the advent of technologies obviating digital power-electronic solutions could have an adverse effect on our financial position or results of operations.

Likewise, we could be adversely affected financially should we be judged to have infringed upon the intellectual property of others. We are currently defending against one such claim alleging infringement of electronic ballast patents.

Legal and Environmental Issues

Our results of operations could be adversely impacted by pending and future litigation, including claims related to, but not limited to, product liability, patent infringement, contracts, employment and labor issues, personal injury, and property damage, including damage to the environment.

In some cases, we have agreed to provide indemnification against legal and environmental liabilities and potential liabilities associated with operations that we have divested, including certain motor, generator, lighting ballast, transformer and drive manufacturing operations.  If we are required to make payments under such indemnification obligations, such payments could have a material adverse impact on our financial position or results of operations.  Further, we have been indemnified against potential legal and environmental liabilities and potential liabilities associated with operations that we have acquired, including lighting ballast, transformer, capacitor and crane brake manufacturing operations that were subsequently divested.  If not borne by the indemnifiers, such liabilities, if any, could be borne by us and have an adverse effect on our financial position or results of operations.

Item 3 — Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Our policy clearly prohibits the use of such financial instruments for trading or speculative purposes.  There have been no material changes in the reported market risks since that reported in the Company’s Annual Report on Form 10-K dated June 30, 2004.

Interest Rates

The fair value of our debt was $16.4 million at September 30, 2004.  The fair value of our debt is equal to the borrowings outstanding from domestic and foreign banks and small amounts owed under capital lease and note arrangements. Prospectively, we do not consider there to be material risk due to changes in the interest rate structure of borrowing rates applicable to such debt. For our debt outstanding at September 30, 2004, a hypothetical 10% adverse change in interest rates would not have had a material impact on the our pre-tax earnings and cash flow due to relatively low variable interest rates.

Foreign Currency Exchange Rates

We may selectively enter into foreign exchange contracts to hedge certain exposures in Europe.  A portion of our products are manufactured in Europe and sold in the U.S.  Many of these sales to U.S. customers are denominated in U.S. dollars.  As a result, our financial results could be significantly impacted by changes in exchange rates, particularly the exchange rate between the U.S. dollar and the Euro.  The exposure on sales by the our European subsidiaries consists of (1) the exposure related to a weakening U.S. dollar for U.S. dollar denominated sales, as most of the our European subsidiaries’ costs are in Euro; in the event of a weakening U.S. dollar, locally recorded sales in the functional currency (the Euro) are decreased, (2) the exposure related to a weakening U.S. dollar when payment of U.S. dollar receivables are received from customers, resulting in less local currency than was originally recorded at the date of sale, and (3) the exposure that upon translation of our subsidiaries’ periodic financial statements, a weakening local currency would result in lower reported sales in U.S. dollars than if the local currency had been stable relative to the U.S. dollar.  In the latter case, operating expenses would also be translated at the lower amount and accordingly, the effect on net income would be mitigated.  We had no foreign currency contracts outstanding at September 30, 2004.

Item 4 —Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  The controls and procedures are designed to ensure that material information relating to us, including our subsidiaries, is made known to us.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of our first quarter ended September 30, 2004, our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting during the fiscal first quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by us of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude us from making, using or selling products allegedly infringing his patents.  We denied that our products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that our products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid.  In June 2001, we sold our lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Mr. Nilssen might allege against ULT.  In April 2003, Mr. Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  Arbitration commenced on November 8, 2004, and proceedings are ongoing.  We will assert what we believe are strong defenses at arbitration; however, an unfavorable decision could have a material adverse effect on our financial position and results of operations

In February 2003, Mr. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents.  ULT made a claim for indemnification, which we accepted, subject to the limitations set forth in the purchase and sale agreement.  We deny that the products for which we have an indemnification obligation to ULT infringe any valid patent and have filed a response on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe Mr. Nilssen’s patents and that the patents are invalid.  We will aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on our financial position and results of operations.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our first fiscal quarter ended September 30, 2005.

Item 3 — Defaults Upon Senior Securities

                None.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)                                     We held our Annual Meeting of Stockholders on October 27, 2004.

(b)                                    The following named persons were elected as directors at such meeting:

Andrew G. Galef
Thomas G. Boren
Dewain K. Cross
Yon Y. Jorden
Paul J. Kofmehl
Mitchell I. Quain
Robert E. Wycoff

(c)                                     The votes cast for and withheld with respect to each nominee for director are as follows:

Nominee	For	Withheld
Andrew G. Galef	22,668,251	2,281,350
Thomas G. Boren	22,387,142	2,562,459
Dewain K. Cross	21,323,959	3,625,642
Yon Y. Jorden	22,717,741	2,231,860
Paul J. Kofmehl	22,022,418	2,927,183
Mitchell I. Quain	21,975,172	2,974,429
Robert E. Wycoff	22,037,293	2,912,308

(d)                                    The result of the vote to approve adoption of the 2004 Stock Incentive Plan for Magnetek employees was as follows:

For	Against	Abstain
11,520,185	6,965,842	284,187

(e)                                     The result of the vote to approve adoption of the Amendment to the 1997 Non-Employee Director Stock Option Plan was as follows:

For	Against	Abstain
13,955,207	4,530,844	284,162

Item 5 — Other Information

                None.

Item 6 - Exhibits

(a)                                  Index to Exhibits

10.1	2004 Stock Incentive Plan of Magnetek, Inc.(1)

10.2	Second Amendment to The 1997 Non-Employee Director Stock Option Plan of Magnetek, Inc.(1)

10.03

Amendment No. 1 to Credit Agreement dated as of November 25, 2003, among Magnetek, Inc., MagneTek ADS Power, Inc., Maxtec International Corp., MXT Holdings, Inc., Magnetek Mondel Holding, Inc., MagneTek Leasing Corporation, Magnetek National Electric Coil, Inc., Mondel ULC, and Bank One, NA. *

10.04

Amendment No. 2 to Credit Agreement dated as of February 12, 2004, among Magnetek, Inc., MagneTek ADS Power, Inc., Maxtec International Corp., MXT Holdings, Inc., Magnetek Mondel Holding, Inc., MagneTek Leasing Corporation, Magnetek National Electric Coil, Inc., Mondel ULC, and Bank One, NA. *

10.05

Amendment No. 3 to Credit Agreement dated as of September 9, 2004, among Magnetek, Inc., MagneTek ADS Power, Inc., Maxtec International Corp., MXT Holdings, Inc., Magnetek Mondel Holding, Inc., MagneTek Leasing Corporation, Magnetek National Electric Coil, Inc., Mondel ULC, and Bank One, NA. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed with this Report on Form 10-Q.

(1)                                  Incorporated by reference to the registrant’s definitive proxy statement on Schedule 14A filed September 22, 2004 (file number 001-10233).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: November 9, 2004	/s/ David P. Reiland
David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)