Form 10-Q
period 2005-01-02
MAGNETEK INC
filed 2005-02-11
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 2, 2005

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

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of January 28, 2005, was 28,542,650 shares.

2005 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED JANUARY 2, 2005

MAGNETEK, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (amounts in thousands, except per share data)

(unaudited)

	Three Months (13 Weeks) Ended
	January 2,	December 28,
	2005	2003

Net sales	$64,026	$58,091
Cost of sales	48,102	45,188

Gross profit	15,924	12,903
Research and development	3,877	3,285
Selling, general and administrative	12,311	13,255

Loss from operations	(264)	(3,637)
Interest expense	334	411
Other income	(1,300)	—

Income (loss) before provision for income taxes	702	(4,048)
Provision for income taxes	140	—
Net income (loss)	$562	$(4,048)

Earnings (loss) per common share

Basic and diluted:
Net income (loss)	$0.02	$(0.15)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (amounts in thousands, except per share data)

(unaudited)

	Six Months Ended
	(27 Weeks)	(26 Weeks)
	January 2,	December 28,
	2005	2003

Net sales	$133,204	$108,526
Cost of sales	100,342	85,277

Gross profit	32,862	23,249
Research and development	7,571	6,128
Selling, general and administrative	24,016	23,725

Income (loss) from operations	1,275	(6,604)
Interest expense	698	1,083
Other income	(1,300)	—

Income (loss) before provision for income taxes	1,877	(7,687)
Provision for income taxes	375	—
Net income (loss)	$1,502	$(7,687)

Earnings (loss) per common share

Basic and diluted:
Net income (loss)	$0.05	$(0.30)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	January 2,	June 27,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$4,054	$2,318
Accounts receivable, net	62,965	57,608
Inventories	54,414	51,432
Prepaid expenses and other	6,112	9,027
Total current assets	127,545	120,385

Property, plant and equipment	139,265	123,036
Less-accumulated depreciation and amortization	105,176	90,918
Property, plant and equipment, net	34,089	32,118

Goodwill	65,362	63,828
Prepaid pension	56,809	57,523
Other assets	13,906	14,293
Total Assets	$297,711	$288,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,102	$41,181
Accrued liabilities	9,861	11,551
Current portion of long-term debt	2,123	1,997
Total current liabilities	48,086	54,729

Long-term debt, net of current portion	21,082	16,129

Pension benefit obligations	88,889	88,889
Other long-term obligations	8,792	7,552

Deferred income taxes	8,911	8,326

Stockholders’ equity
Common stock	285	285
Paid in capital in excess of par value	127,928	127,692
Retained earnings	70,990	69,488
Accumulated other comprehensive loss	(77,252)	(84,943)
Total stockholders’ equity	121,951	112,522

Total Liabilities and Stockholders’ Equity	$297,711	$288,147

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	(27 Weeks)	(26 Weeks)
	January 2,	December 28,
	2005	2003
Cash flows from operating activities:
Net income (loss)	$1,502	$(7,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,897	5,041
Tax refund proceeds, net	3,332	—
Changes in operating assets and liabilities	(9,331)	607
Total adjustments	(1,102)	5,648
Net cash provided by (used in) operating activities	400	(2,039)

Cash flows from investing activities:
Proceeds from sale of businesses	—	1,250
Capital expenditures	(3,938)	(2,506)
Net cash used in investing activities	(3,938)	(1,256)

Cash flow from financing activities:
Proceeds from issuance of common stock	236	18,768
Borrowings (repayments) under line-of-credit agreements	6,391	(14,428)
Principal payments under capital lease obligations	(40)	(207)
Borrowings under (repayment of) long term notes	(1,272)	756
Increase in deferred financing costs	(41)	(516)
Net cash provided by financing activities	5,274	4,373

Net increase in cash	$1,736	$1,078
Cash at the beginning of the period	2,318	1,680
Cash at the end of the period	$4,054	$2,758

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 2, 2005

(Amounts in thousands, except per share data)

(unaudited)

1.                                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 27, 2004 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 2, 2005, and the results of its operations and its cash flows for the three-month and six-month periods ended January 2, 2005 and December 28, 2003.  Results for the three-months and six-months ended January 2, 2005 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen- or fourteen-week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended January 2, 2005 and December 28, 2003 (the Company’s second fiscal quarter) each contained thirteen weeks; the six-month periods ended January 2, 2005 and December 28, 2003 contained twenty-seven and twenty-six weeks, respectively.

2.                                       Summary of Significant Accounting Policies

Principles of Consolidation – The condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition – The Company’s policy is to recognize revenue when the earnings process is complete.  The criteria used in making this determination are persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.  Sales are recorded net of returns and allowances, which are estimated using historical data, at the time of sale.

Revenue is recognized upon shipment, except in those cases where product is shipped to customers with consignment stock agreements, wherein revenue is recognized when the customer removes the product from consignment stock.  With the exception of consignment stock, terms of shipment are FOB shipping point, and payment is not contingent upon resale or any other matter other than passage of time.  As a result, title to goods passes upon shipment.  Amounts billed to customers for shipping costs are reflected in net sales; shipping costs are reflected in cost of sales.

Sales to distributors are recorded with appropriate reserves for future returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”, and generally do not include future installation obligations or acceptance requirements.

Property, Plant and Equipment – Additions and improvements are capitalized at cost, whereas expenditures for maintenance and repair are charged to expense as incurred.  Depreciation is provided over the estimated useful lives of the respective assets (ranging from three to forty years) principally using the straight-line method.

Goodwill – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews the carrying value of goodwill at least annually, and more frequently if indicators of potential impairment arise, using discounted future cash flow analyses as prescribed in SFAS No. 142.

Deferred Financing Costs – Costs incurred to obtain financing are deferred and included in other assets in the condensed consolidated balance sheets.  Deferred financing costs are amortized over the term of the financing facility, and related amortization expenses are included in interest expense in the condensed consolidated statements of operations.

Earnings per Share – In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal period.

Stock-Based Compensation – The Company has elected to continue to use the intrinsic-value method of accounting as prescribed by Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees” in accounting for stock based awards to employees.  Under APB 25, the Company recognizes no compensation expense with respect to such awards when the exercise price is equal to or greater than the market price at the date of grant.  Accordingly, no stock-based employee compensation cost is reflected in reported results of operations for all periods presented.  The Company adopted the interim disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement no. 123”.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003
Net income (loss)	$562	$(4,048)	$1,502	$(7,687)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,160)	(1,149)	(2,384)	(2,290)
Pro forma net loss	$(598)	$(5,197)	$(882)	$(9,977)

Earnings (loss) per share as reported:
Basic and diluted	$0.02	$(0.15)	$0.05	$(0.30)

Pro forma loss per share:
Basic and diluted	$(0.02)	$(0.19)	$(0.03)	$(0.39)

Recent Accounting Pronouncement – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Adoption of SFAS No. 123(R) is required as of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the provisions of SFAS No. 123(R) as required in our first quarter of fiscal year 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123(R) using the modified-prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in the table above under “Stock-Based Compensation.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  To the extent these tax deductions are recognized, this requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Derivative Financial Instruments – The Company has occasionally used derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivatives and Hedging”.  These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measured at fair value, and that hedge accounting be applied when certain conditions are met.  The Company had no derivative financial instruments at January 2, 2005.

Foreign Currency Translation - The Company’s foreign entities’ accounts are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at year-end.  Revenues and expenses are translated at the rates of exchange prevailing during the year.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders’ equity.  The Company does not hold large cash balances in foreign currencies, therefore the effect of exchange rate changes on these balances is not material to the consolidated statement of cash flows.

Reclassifications – Certain prior year balances were reclassified to conform to the current year presentation.

3.                                       Inventories

Inventories at January 2, 2005 and June 27, 2004 consist of the following:

	January 2,	June 27,
	2005	2004
Raw materials and stock parts	$32,476	$29,237
Work-in-process	13,384	13,498
Finished goods	8,554	8,697
	$54,414	$51,432

4.                                       Commitments and Contingencies

The Company is a party to several product liability lawsuits associated with discontinued business operations that have been sold.  As part of the sales transactions, the Company agreed for a limited time to defend and indemnify the purchasers of the discontinued business operations against certain product liability claims.  The last remaining contractual indemnification obligation of that type terminated on December 14, 2003; however, the Company remains obligated to continue defending and indemnifying valid claims made prior to the applicable termination date for each such obligation.  The Company is also a named party in two product liability lawsuits related to the Telemotive Industrial Controls business acquired in December 2002, although insurance has accepted the Company’s tender of the defense of those claims and it is expected that the policies in effect for the Telemotive Industrial Controls business prior to the sale will cover the losses, if any, and that the Company will be indemnified by the selling shareholders for any uninsured losses.   The few remaining product liability cases related to discontinued business operations are being aggressively defended by the Company, and management believes that its insurers will bear all liability, if any, that exceeds applicable deductibles, and that none of these proceedings individually or in the aggregate will have a material adverse effect on the Company’s results of operations or financial position.

The Company has been named, along with numerous other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned.  None of the businesses produced or sold asbestos-containing products during the Company’s ownership and the Company believes it has no liability for such claims.  The Company is either contractually indemnified against liability for asbestos-related claims or believes that the claims may be covered by policies of insurance in effect prior to the Company’s purchase of the businesses.  While the outcome of these asbestos-related lawsuits and the availability of coverage cannot be predicted with certainty, claims against the Company have not historically been aggressively pursued by plaintiff’s counsel in the past and the Company has routinely been dismissed from such cases prior to trial.  In certain jurisdictions, the Company has successfully obtained dismissal early in the proceedings.  The Company does not believe the asbestos-related lawsuits, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents.  The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid.  In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Mr. Nilssen might allege against ULT.  In April 2003, Mr. Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  Arbitration commenced on November 8, 2004 and a decision is expected prior to the end of fiscal year 2005.  The Company presented what it believes are strong defenses at arbitration; however, an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations.

In February 2003, Mr. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents.  ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the purchase and sale agreement.  The case is now pending in the U.S. District Court for the Middle District of Tennessee following the Company’s successful motion to remove the case to a more appropriate forum.  As in the case against Magnetek, the Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and has filed a response on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe Mr. Nilssen’s patents and that the patents are invalid.  The Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification and believes its defenses against the indemnifiable claims are strong; however, an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations.

From time to time, the Company discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the second quarter of fiscal 2005 and are not expected to involve material expenditures during the third quarter of fiscal of 2005.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the second quarter of fiscal 2005 and are not expected to be material during the third quarter of fiscal 2005. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut.  Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability for potential response costs related to offsite disposal locations.  FOL, the successor to Universal, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement.  The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing.  In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax deductions and Magnetek withdrew its claims in the bankruptcy proceeding.  FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position or results of operations.

5.                                       Comprehensive Income (Loss)

For the three- and six-month periods ended January 2, 2005 and December 28, 2003, comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003
Net income (loss)	$562	$(4,048)	$1,502	$(7,687)
Currency translation adjustment	5,816	4,295	7,691	5,387
Comprehensive income (loss)	$6,378	$247	$9,193	$(2,300)

6.                                       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-month periods ended January 2, 2005 and December 28, 2003:

	Three Months Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003
Numerator:
Net income (loss)	$562	(4,048)	$1,502	(7,687)
Denominator:
Weighted average shares used to compute basic earnings (loss) per share	28,520	27,618	28,511	25,709
Add dilutive effect of stock options outstanding	758	—	761	—
Weighted average shares used to compute diluted earnings (loss) per share	29,278	27,618	29,272	25,709

Net income (loss) per share:
Basic	$0.02	$(0.15)	$0.05	$(0.30)
Diluted	$0.02	$(0.15)	$0.05	$(0.30)

The dilutive effect of stock options outstanding at December 28, 2003 was not included in the calculation of dilutive loss per share for the three-month and six-month periods ended December 28, 2003.  The Company had a net loss for those periods, and as a result, inclusion of the dilutive effect of stock options would have had an anti-dilutive impact

7.                                       Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve were as follows:

	Six Months Ended
	January 2,	December 28,
	2005	2003
Balance, beginning of fiscal year	$254	$503
Additions charged to earnings for product warranties	363	31
Use of reserve for warranty obligations	(288)	(51)
Decrease to pre-existing warranties	—	(75)
Balance, end of period	$329	$408

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The Company began restructuring activities in its European operations during the second quarter of fiscal 2004, which include a workforce reduction of approximately 200 positions in Western Europe and the relocation of those positions to lower cost facilities in Eastern Europe and China.  The total cost of these restructuring activities from commencement to completion is estimated at $1.7 million, related to employee severance and lease termination costs.  The Company expects to complete these restructuring activities by the end of March 2005.  Costs incurred in the three-month and six-month periods ended January 2, 2005 were $0.1 million and $0.2 million respectively, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  The Company has incurred $1.6 million in total restructuring costs to date related to these activities.  The Company estimates an additional $0.1 million of costs will be incurred in the third quarter of fiscal 2005 to complete these restructuring activities.

In the fourth quarter of fiscal 2004, the Company began the consolidation of its Glendale Heights, Illinois operation into its Menomonee Falls, Wisconsin facility.  The total cost of the consolidation activities from commencement to completion is estimated at $1.0 million, related to employee severance, relocation and lease termination costs.  The Company expects to complete these restructuring activities by the end of March 2005.  Costs incurred in the three-month period ended January 2, 2005 were $0.2 million, of which $0.1 million are included in cost of goods sold and $0.1 million are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Costs incurred in the six-month period ended January 2, 2005 were $0.6 million, of which $0.3 million are included in cost of goods sold and $0.3 million are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Cumulative costs incurred to date related to these restructuring activities are $0.9 million.  The Company estimates an additional $0.1 million of costs will be incurred in the third quarter of fiscal 2005 to complete these restructuring activities.

9.                                       Pension Expense

Pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003
Service cost	$—	$—	$—	$—
Interest cost	2,364	2,413	4,903	5,125
Expected return on plan assets	(2,630)	(2,770)	(5,569)	(5,298)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial losses	659	934	1,380	1,770

Total net pension expense	$393	$577	$714	$1,597

The net pension expense amounts above are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

10.                                 Subsequent Events

In January 2005, the Company committed to a plan to divest its telecom power systems business and intends to begin marketing the business during the third quarter of fiscal 2005.  As a result we expect this business to be classified as a discontinued operation beginning in the third fiscal quarter.

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

The past several years have been very challenging in the electronic power industry.  The industry is characterized by a large number of competitors, rapid changes in markets, product requirements and demand, and consistent price pressure.  Beginning in fiscal year 2001 and continuing through fiscal 2003, there was a significant decrease in demand in many of our served markets.  This reduction in demand resulted in overcapacity in the industry and, as a result, we generated operating losses throughout fiscal 2003 and during the first half of fiscal 2004.  We began to see recovery and increased demand in certain of our end markets in the second half of fiscal year 2004, and that recovery continued into our first half of fiscal 2005, ended January 2, 2005.  However we have also experienced recent signs of slowing growth in certain of our served markets.  This recent weakness is reflected in our bookings (new orders received) during our second quarter of fiscal 2005.

Second-quarter fiscal 2005 bookings were $55.7 million, 87% of our second quarter sales, and our backlog as of January 2, 2005 was $70.6 million.  Bookings for the second quarter of fiscal 2004 were $66.0 million and our backlog as of December 28, 2003 was $61.5 million.  First quarter fiscal 2005 bookings were $70.1 million, slightly higher than our first quarter sales, and our backlog as of September 30, 2004 was $77.3 million.  The decline in bookings is primarily related to traditional embedded power products, and to a lesser degree, telecom systems. We continue to focus on gaining share in systems markets and on new product introductions in industrial, transportation, utility, and alternative energy markets, and our future sales growth is largely dependent on the success of this strategy.  As a result, we expect that our product development costs and selling expenses could continue to exceed prior year levels during much of fiscal 2005.

Fiscal 2005 second-quarter sales were $64.0 million, a 10% increase over fiscal 2004 second-quarter sales of $58.1 million, and down 7% from the fiscal 2005 first quarter sales of $69.2 million.  The first quarter of fiscal 2005 contained fourteen weeks, while the other periods contained thirteen weeks. The extra week, which equates to 7% of the fourteen-week fiscal 2005 first-quarter, was the main factor in the sequential quarterly decline in sales.   Our average weekly sales were flat in the second quarter of fiscal 2005 compared to the first quarter of fiscal 2005, as we experienced little or no sales growth in embedded power supplies, material handling and elevator served markets.  Also, demand for our telecom products was negatively impacted by a slowdown in capital spending in that sector.  We continued to gain new orders for our alternative energy products during the second quarter of fiscal 2005, but sales of those products are not yet contributing significantly to our total sales.

Our operating loss was $0.3 million in the second quarter of fiscal 2005 compared to an operating loss of $3.6 million in the second quarter of fiscal 2004.  Operating income was $1.3 million for the six months ended January 2, 2005 compared to an operating loss of $6.6 million for the six months ended December 28, 2003.  The operating loss in the second quarter of fiscal 2005 was primarily due to operating losses in our telecom systems business, increased legal fees, increased spending on research and development (R&D) and continuing restructuring costs.  We intend to divest our telecom systems business and we will continue to identify cost reduction opportunities, however we feel increased spending on R&D is essential to achievement of our sales strategy.  We began restructuring activities in the second quarter of fiscal 2004, related mainly to plant consolidation in the U.S. and relocation of product lines from Europe to our factory in China.  Our second quarter fiscal 2005 results include the impact of $0.3 million in restructuring costs, comprised mainly of employee severance.  We expect to complete these activities during the third quarter of fiscal 2005 (March 2005). We are also moving our manufacturing operations in China to a nearby larger facility. This move will be completed during the third quarter of fiscal 2005. The estimated cost of the move is not significant and will approximately double our manufacturing capacity in China.

Our cash balances increased $1.7 million during the second quarter of fiscal 2005, and our total outstanding debt balances increased by $5.1 million.  Fiscal 2005 second-quarter capital expenditures were $2.2 million, and we currently have no plans for major capital outlays.

Our strategy will continue to emphasize diversity in both our product offerings and our targeted markets, continued relocation of manufacturing operations to China, outsourcing of certain products and processes, and increased sales of higher margin products and systems.  We believe that future sustained profitability is highly dependent upon increasing sales and gross margins, penetration of higher margin markets (such as utilities and alternative energy) and a shift in our sales mix to a proportionately higher percentage of Systems.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined using a combination of factors to reasonably ensure that receivables balances are not overstated due to uncollectibility. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events, financial condition of customers and historical experience. We record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. In addition, a general allowance is established based on historical bad debt experience as a percentage of sales.  We feel these estimates have been accurate in the past; however, market conditions in our industry can change very rapidly.  Changes in market conditions, customer circumstances, bad debt experience or sales volumes would impact our assumptions, and our estimates of the recoverability of receivables would be further adjusted, either upward or downward.

Inventories

We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  Obsolete inventory is defined as inventory with no usage or requirements for the past six months and no future requirements.  Provisions are made for obsolete inventory at the point in time the determination is made that the inventory is obsolete.

Excess inventory is defined as those items where quantities on hand exceed twelve months’ usage.  Twelve months’ usage figures consider usage over the past twelve months as well as future expected usage.  Adjustments for excess inventory are recorded to cost of sales quarterly.

In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare those with the current or committed inventory levels.  Our estimates have been reliable in the past in identifying and quantifying excess and obsolete inventory, with the exception of inventory related to our telecom products, where demand decreased more rapidly and in greater magnitude than we anticipated during fiscal 2002 and 2003, when additional reserves were recorded.  If future demand requirements are less favorable than those we currently project, our assumptions could change in the future and additional provisions to increase inventory reserves may be required.

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment.  Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset.

We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances.  We have elected to perform our annual impairment test in the fourth quarter of our fiscal year.  We have identified our Telecom Power, Power Components and Power Systems groups as reporting units under SFAS No. 142.  In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our reporting units to determine the fair value of those reporting units.    Such estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values, market discount rates and tax rates.  When performing our annual impairment tests, we compare all relevant assumptions from the prior year test to the actual results, and have found our assumptions to be accurate in identifying impairment charges.  If circumstances cause these estimates to change in the future, or if actual circumstances vary significantly from these assumptions, this could result in additional goodwill impairment charges.

Pension Benefits

We sponsor a defined benefit plan that covers a number of current and former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, expected rates of return on plan assets and mortality rates.  We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.  Our plan assets are comprised mainly of common stock and bond funds.  The expected rate of return on plan assets is a long-term assumption and is generally not changed on an annual basis.  The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year.  Changes in assumptions typically result in actuarial gains or losses that are amortized in accordance with the methods specified in SFAS No. 87, “Employers’ Accounting for Pensions”.

Significant differences between our assumptions and actual future investment return or discount rates could have a material impact on our financial position or results of operations and related funding requirements.

Income Taxes

We operate in several tax jurisdictions and are therefore subject to a variety of income and related taxes.  We record estimated tax provisions and liabilities for estimated income taxes due in various tax jurisdictions where we earn taxable income and where we have determined such liabilities are probable and reasonably estimable.    We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes.  We also record valuation allowances against these deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, when in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

Considerable judgment is required in determining income tax provisions, tax liabilities, deferred tax assets and valuation allowances.  We assess the adequacy of our tax accounts on a quarterly basis and believe we have reasonably estimated our tax provisions, liabilities, and assets for all jurisdictions.  However, it is possible that our actual tax provision and related accounts could differ from our estimates, and any related adjustment could have a material impact on our income tax provision and operating results in any period such a determination is made.

Results of Operations - Three Months Ended January 2, 2005 and December 28, 2003

Net Sales and Gross Profit

Net sales for the second quarter of fiscal 2005 were $64.0 million, an increase of 10% from the second quarter of fiscal 2004 sales of $58.1 million.  The increase is mainly due to currency translation impact from the stronger Euro, $3.6 million, and higher sales of power control systems, $1.8 million.

Our fiscal 2005 second-quarter gross profit was $15.9 million, or 24.9% of sales, versus $12.9 million, or 22.2% of sales in the second quarter of fiscal 2004.  The improvement of $3.0 million in gross profit is due to the relocation of production to lower cost facilities, including our plant in China, $2.0 million, currency translation impact from the stronger Euro, $0.8 million, and higher sales volumes, $0.5 million, partially offset by restructuring costs of $0.1 million (see Note 8 of Notes to Condensed Consolidated Financial Statements) and lower gross profits in our telecom systems business of $0.1 million.

Research and Development, Selling, General and Administrative

We continued to increase our investment in R&D during the second quarter of fiscal 2005.  R&D expense was $3.9 million, or 6.1% of sales, in the second quarter of fiscal 2005 compared to $3.3 million, or 5.7% of sales, in the second quarter of fiscal 2004.  We continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines, and have increased spending on new product development for utility and alternative energy markets.  This accounts for $0.4 million of the increase in R&D, with the remaining $0.2 million due to currency translation impact.

Selling, general and administrative (SG&A) expense was $12.3 million (19.2% of sales) in the second quarter of fiscal 2005 versus $13.3 million (22.8% of sales) in the second quarter of fiscal 2004.  Our second quarter fiscal 2005 selling expenses were $5.0 million, versus $4.5 million in the second quarter of fiscal 2004, due mainly to increased commission expense.  Our second quarter fiscal 2005 general and administrative (G&A) expense was $7.3 million, compared to second quarter fiscal 2004 expense of $8.8 million.  G&A expense for the second quarter of fiscal 2005 reflects legal fees of $0.9 million related mainly to the Nilssen patent infringement arbitration (see Note 4 of Notes to Condensed Consolidated Financial Statements), and $0.2 million of restructuring expense related to plant closure and relocation.  The fiscal 2004 second quarter included a $1.7 million charge to write down the value of accounts receivable related to a customer bankruptcy, and $0.6 million of restructuring expense related to plant closure and relocation.  Pension expense in the second quarter of fiscal 2005 was $0.4 million versus pension expense of $0.6 million in the second quarter of fiscal 2004 (see Note 9 of Notes to Condensed Consolidated Financial Statements).  Professional fees, payroll-related expenses and currency translation impact make up the remaining difference.

Loss from Operations

Our loss from operations for the second quarter of fiscal 2005 was $0.3 million compared to a loss from operations of $3.6 million for the second quarter of fiscal 2004.  The reduction in loss from operations is due to higher sales volumes, improvement in gross profits, and lower SG&A expense as described above.

Interest Expense

Interest expense was $0.3 million in the second quarter of fiscal 2005, comparable to interest expense of $0.4 million in the second quarter of fiscal 2004.

Other Income

Other income for the second quarter of fiscal 2005 was $1.3 million, comprised of the one-time sale and license of certain patents and technology rights.   Under the terms of the sale agreement, we have no remaining obligations nor will we receive future royalties.  We received $1.3 million in cash upon consummation of the agreement during the second quarter of fiscal 2005.  There was no other income in the second quarter of fiscal 2004.

Net Income (Loss)

Our net income was $0.6 million in the second quarter of fiscal 2005, compared to a net loss of $4.0 million in the second quarter of fiscal 2004.  Earnings were $0.02 per diluted share for the three months ended January 2, 2005, compared to a loss of $0.15 per diluted share for the three months ended December 28, 2003.  We recorded a tax provision of $0.1 million in the second quarter of fiscal 2005, associated with our foreign operations.  We did not record a tax benefit on our pretax loss in the second quarter of fiscal 2004.

Results of Operations - Six Months Ended January 2, 2005 and December 28, 2003

Net Sales and Gross Profit

Net sales for the first six months of fiscal 2005 were $133.2 million, an increase of 22.8% from the fiscal 2004 first six-month sales of $108.5 million.  The increase of $24.7 million is due to higher sales of embedded power supplies, $9.6 million, higher sales of power systems, $9.4 million, and currency translation impact from the stronger Euro, $6.7 million, partially offset by lower telecom product sales, $1.0 million.  In addition, the second quarter of fiscal 2005 contained twenty-seven weeks while the second quarter of fiscal 2004 contained twenty-six weeks.  This additional week accounts for approximately $4.9 million of the sales increase in power supplies and power systems described above.

Our gross profit for the first six months of fiscal 2005 was $32.9 million, or 24.7% of sales, versus $23.2 million, or 21.4% of sales, in the first six months of fiscal 2004.  The improvement in gross profit of $9.7 million is primarily due to relocation of production to lower cost facilities, $4.2 million, higher sales volume and improved product mix, $3.8 million, and currency translation impact from the stronger Euro, $1.5 million, partially offset by restructuring costs, $0.3 million (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The divestiture in the first half of fiscal 2004 of our telecom service business also improved margins by $0.7 million on a comparable basis in fiscal 2005, as that business was generating negative gross profits in fiscal 2004.

Research and Development, Selling, General and Administrative

R&D expense was $7.6 million, or 5.7% of sales, for the first six months of fiscal 2005 compared to $6.1 million, or 5.6% of sales for the first six months of fiscal 2004.  The increase is due to higher payroll-related expenses from increased headcount, increased testing and certification expenses and the currency translation impact from the stronger Euro, as most of our R&D spending occurs in Europe.  For the first six months of fiscal 2005, we continued to increase spending in new product development aimed at utility, transportation and alternative energy markets, in addition to continued spending for development of new power-electronic platforms and applications.

SG&A expense was $24.0 million (18.0% of sales) for the first six months of fiscal 2005 versus $23.7 million (21.9% of sales) for the first six months of fiscal 2004.  Of these amounts, selling expenses were $10.2 million for the first six months of fiscal 2005, versus $8.5 million for the first six months of fiscal 2004, due mainly to increased commission expense.  G&A expenses were $13.8 million for the first six months of fiscal 2005, versus $15.2 for the first six months of fiscal 2004.  G&A expense for the first six months of fiscal 2005 includes legal fees of $1.1 million related to the Nilssen patent infringement arbitration (see Note 4 of Notes to Condensed Consolidated Financial Statements), pension expense of $0.7 million and restructuring expenses of $0.5 million (see Note 9 of Notes to Condensed Consolidated Financial Statements).  G&A expense for fiscal 2004 includes a $1.7 million charge to write down value of account receivable related to a customer bankruptcy, pension expense of $1.6 million and restructuring expenses of $0.6 million.

Income (Loss) from Operations

Income from operations for the first six months of fiscal 2005 was $1.3 million compared to a loss from operations of $6.6 million for the first six months of fiscal 2004.  The improvement in income from operations is due to higher sales volumes, improvement in gross profits, and lower SG&A expense as described above.

Interest Expense

Interest expense was $0.7 million for the first six months of fiscal 2005 compared to interest expense of $1.1 million for the same period in fiscal 2004.  The decrease is mainly due to deferred financing charges, which decreased from $0.4 million in the first six months if fiscal 2004 to $0.1 million in the first six month of fiscal 2005.

Other Income

Other income for the first six months of fiscal 2005 was $1.3 million, comprised of the one-time sale and license of certain patents and technology rights.   Under the terms of the sale agreement, we have no remaining obligations nor will we receive future royalties.  We received $1.3 million in cash upon consummation of the agreement during the second quarter of fiscal 2005.   There was no other income in the first six months of fiscal 2004.

Net Income (Loss)

Net income for the first six months of fiscal 2005 was $1.5 million compared to a net loss of $7.7 million for the first six months of fiscal 2004.  Earnings were $0.05 per diluted share for the six months ended January 2, 2005, compared to a loss of $0.30 per diluted share for the six months ended December 28, 2003.  We recorded a tax provision of $0.4 million in the first six months of fiscal 2005, associated with our foreign operations.  We did not record a tax benefit on our pretax loss in the first six months of fiscal 2004.

Liquidity and Capital Resources

Our cash balances increased $1.7 million in the first six months of fiscal 2005, from $2.3 million at June 27, 2004 to $4.0 million at January 2, 2005.  Our primary sources of cash in the first six months of fiscal 2005 were increased borrowings of $6.4 million under line-of-credit agreements, a $3.3 million net tax refund received from the Internal Revenue Service, and a $1.3 million payment received from the one-time sale and license of rights and patents, partially offset by an increase of $5.4 million in our accounts receivables balances and a decrease of $5.1 million in our accounts payable balances compared to June 27, 2004.  Capital expenditures for the six months ended January 2, 2005 were $3.9 million, less than depreciation expense of $4.9 million for the same period.  We anticipate that our capital expenditures for the fiscal year will be less than depreciation and amortization expense for the fiscal year, which is estimated at approximately $10.0 million.

As of January 2, 2005, long-term borrowings (including current portion) were $23.2 million, an increase of $5.1 million from borrowings of $18.1 million as of June 27, 2004.  The aggregate lending commitment under our North American credit agreement (“Credit Agreement”) is $19.0 million with available borrowings determined by a borrowing base as defined in the agreement, supported by eligible domestic accounts receivable and inventory.  Borrowings under the Credit Agreement bear interest at the bank’s prime lending rate plus one percent or, at our option, the London Interbank Offering Rate (LIBOR) plus three and one-quarter percent.  Borrowings under the Credit Agreement are secured by substantially all of our North American assets.  This facility also supports the issuance of letters of credit.  As of January 2, 2005, we had $7.0 million of available borrowing capacity, with $2.8 million of borrowings outstanding, under the facility.  We were in violation of certain covenants as of January 2, 2005, and received a waiver of all covenant violations from our bank in exchange for a temporary reduction in available credit of $7.0 million.  This temporary reduction is reflected in our available borrowing capacity figure above.

Additionally, our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs.  Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 2% to 8%.  During the first quarter of fiscal 2004, our European subsidiary entered into an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten-year period.    Borrowings under this agreement bear interest at EURIBOR plus one and one-half percent.  The initial commitment to lend under this agreement is Euro 7.0 million, with the commitment reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 31, 2013.  Amounts outstanding at January 2, 2005 under all of our European lending agreements were $20.4 million.

As a result of the decline in interest rates and stock market equity values over the past two years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of the end of January 2, 2005.  The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates.  Actuarial projections indicate no mandatory contributions to the plan would be required through fiscal year 2008, although we may elect to make contributions prior to that time.  No contributions were made in the first six months of fiscal 2005

Based upon current plans and business conditions, management believes that borrowing capacity under our revolving loan facilities and internally generated cash flows will be sufficient to fund anticipated working capital needs, capital expenditures, and other near-term commitments during the next twelve months.

Caution Regarding Forward-Looking Statements and Risk Factors

This document, including documents incorporated herein by reference, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project”, and “predict”, or similar words and phrases generally identify forward-looking statements.  Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond our control and which cannot be predicted or quantified.  As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements.  Forward-looking statements contained in this document speak only as of the date of this document or, in the case of any document incorporated by reference from another document, the date of that document.  We do not have any obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

Restructuring and Outsourcing

We are currently taking actions to relocate some of our production capacity, primarily to China. In addition, we are moving our existing operations in China to a nearby larger facility and are consolidating two manufacturing plants into one plant in the United States.  We may develop action plans regarding additional relocation or consolidation activities in the future.  While we believe that these actions will result in a more competitive position and should also increase our gross profits and reduce our operating expenses, there is no guarantee that these plans will succeed.  There is also no assurance that the expected cost savings and improvement in gross profits will be realized, and in addition, these actions may result in quality issues or delays in production or shipment to customers that could have an adverse impact on our results of operations.  In addition, there is no assurance that any future activities not yet planned would provide any benefits to our operating results, and any such future plans may result in asset impairment charges.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Our policy clearly prohibits the use of such financial instruments for trading or speculative purposes.  There have been no material changes in the reported market risks since that reported in the Company’s Annual Report on Form 10-K dated June 27, 2004.

Interest Rates

The fair value of our debt, estimated based on the variable rates on our borrowings, was $23.2 million at January 2, 2005, equal to the carrying value at that date.  Prospectively, we do not consider there to be material risk due to changes in the interest rate structure of borrowing rates applicable to such debt. For our debt outstanding at January 2, 2005, a hypothetical 10% adverse change in interest rates would not have had a material impact on the our pre-tax earnings and cash flow due to relatively low variable interest rates.

Foreign Currency Exchange Rates

We may selectively enter into foreign exchange contracts to hedge certain exposures in Europe.  A portion of our products are manufactured in Europe and sold in the U.S.  Many of these sales to U.S. customers are denominated in U.S. dollars.  As a result, our financial results could be impacted by changes in exchange rates, particularly the exchange rate between the U.S. dollar and the Euro.  The exposure on sales by our European subsidiaries consists of (1) the exposure related to a weakening U.S. dollar for U.S. dollar denominated sales, as most of the our European subsidiaries’ costs are in Euro; in the event of a weakening U.S. dollar, locally recorded sales in the functional currency (the Euro) are decreased, (2) the exposure related to a weakening U.S. dollar when payment of U.S. dollar receivables are received from customers, resulting in less local currency than was originally recorded at the date of sale, and (3) the exposure that upon translation of our subsidiaries’ periodic financial statements, a weakening local currency would result in lower reported sales in U.S. dollars than if the local currency had been stable relative to the U.S. dollar.  In the latter case, operating expenses would also be translated at the lower amount and accordingly, the effect on net income would be mitigated.  We had no foreign currency contracts outstanding at January 2, 2005.

Item 4 –Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of January 2, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended January 2, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents.  The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid.  In June 2001, the Company sold the lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Mr. Nilssen might allege against ULT.  In April 2003, Mr. Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  Arbitration commenced on November 8, 2004, and a decision is expected prior to the end of fiscal year 2005.  The Company presented what it believes are strong defenses at arbitration; however, an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations.

In February 2003, Mr. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents.  ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the purchase and sale agreement.  The case is now pending in the U.S. District Court for the Middle District of Tennessee following the Company’s successful motion to remove the case to a more appropriate forum.  As in the case against Magnetek, the Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent.  The Company has filed a response on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe Mr. Nilssen’s patents and that the patents are invalid.  The Company will aggressively defend the claims against ULT that are subject to defense and indemnification and believes its defenses against the indemnifiable claims are strong; however, an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our second fiscal quarter ended January 2, 2005.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)                                  Index to Exhibits

10.1

Amendment No. 4 to Credit Agreement dated as of December 31, 2004, among Magnetek, Inc., MagneTek ADS Power, Inc., Magnetek Mondel Holding, Inc., MagneTek Leasing Corporation, Magnetek National Electric Coil, Inc., Mondel ULC, and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA) *

10.2	The 2004 Stock Incentive Plan of Magnetek, Inc. (1)

10.3	The Second Amendment to the 1997 Non-Employee Director Stock Option Plan of Magnetek, Inc. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed with this Report on Form 10-Q.

(1)  Incorporated by reference to the registrant’s definitive proxy statement on Schedule 14A filed September 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: February 11, 2005	/s/ David P. Reiland
David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)