Form 10-Q
period 2005-04-03
MAGNETEK INC
filed 2005-05-12
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 3, 2005

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

Yes  ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant’s Common Stock, as of May 1, 2005, was 28,584,594 shares.

2005 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED APRIL 3, 2005

MAGNETEK, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (amounts in thousands, except per share data)

(unaudited)

	Three Months (13 Weeks) Ended
	April 3, 2005	March 28, 2004

Net sales	$57,038	$61,832
Cost of sales	42,874	46,773

Gross profit	14,164	15,059
Research and development	3,991	3,400
Selling, general and administrative	11,637	10,617

Income (loss) from operations	(1,464)	1,042
Interest expense	486	524

Income (loss) from continuing operations before provision for income taxes	(1,950)	518
Provision for income taxes	150	—
Income (loss) from continuing operations	(2,100)	518

Discontinued Operations:
Loss from operations, net of tax	(524)	(365)
Arbitration award expense, net of tax	(21,977)	—
Loss from discontinued operations	(22,501)	(365)

Net income (loss)	$(24,601)	$153

Earnings (loss) per common share

Basic and diluted:
Income (loss) from continuing operations	$(0.07)	$0.02
Loss from discontinued operations	(0.79)	(0.01)
Net income (loss)	$(0.86)	$0.01

See accompanying notes

	Nine Months Ended
	(40 Weeks) April 3, 2005	(39 Weeks) March 28, 2004

Net sales	$185,245	$164,318
Cost of sales	139,358	126,415

Gross profit	45,887	37,903
Research and development	11,180	9,182
Selling, general and administrative	34,161	32,589

Income (loss) from operations	546	(3,868)
Interest expense	1,184	1,607
Other income	(1,300)	—

Income (loss) from continuing operations before provision for income taxes	662	(5,475)
Provision for income taxes	525	—
Income (loss) from continuing operations	137	(5,475)

Discontinued Operations:
Loss from operations, net of tax	(1,259)	(2,059)
Arbitration award expense, net of tax	(21,977)	—
Loss from discontinued operations	(23,236)	(2,059)

Net loss	$(23,099)	$(7,534)

Earnings (loss) per common share

Basic and diluted:
Income (loss) from continuing operations	$0.00	$(0.20)
Loss from discontinued operations	(0.81)	(0.08)
Net loss	$(0.81)	$(0.28)

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	April 3, 2005	June 27, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$3,330	$2,318
Accounts receivable, net	52,613	56,056
Inventories	51,039	48,872
Prepaid expenses and other	7,026	8,972
Assets held for sale	4,333	4,474
Total current assets	118,341	120,692

Property, plant and equipment	135,334	122,563
Less-accumulated depreciation and amortization	102,881	90,708
Property, plant and equipment, net	32,453	31,855

Goodwill	64,679	63,828
Prepaid pension	56,416	57,523
Other assets	13,249	14,249
Total Assets	$285,138	$288,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,690	$40,031
Accrued liabilities	8,754	11,067
Accrued arbitration award	22,602	—
Current portion of long-term debt	4,415	1,997
Liabilities held for sale	1,021	1,634
Total current liabilities	66,482	54,729

Long-term debt, net of current portion	18,489	16,129

Pension benefit obligations	88,889	88,889
Other long-term obligations	8,095	7,552

Deferred income taxes	8,576	8,326

Stockholders’ equity
Common stock	285	285
Paid in capital in excess of par value	128,059	127,692
Retained earnings	46,389	69,488
Accumulated other comprehensive loss	(80,126)	(84,943)
Total stockholders’ equity	94,607	112,522

Total Liabilities and Stockholders’ Equity	$285,138	$288,147

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	(40 Weeks) April 3, 2005	(39 Weeks) March 28, 2004
Cash flows from operating activities:
Income (loss) from continuing operations	$137	$(5,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,270	7,457
Tax refund proceeds, net	3,332	—
Changes in operating assets and liabilities	(6,982)	(6,517)
Total adjustments	3,620	940
Net cash provided by (used in) operating activities	3,757	(4,535)

Cash flows from investing activities:
Proceeds from sale of businesses	—	1,062
Capital expenditures	(6,076)	(3,429)
Net cash used in investing activities	(6,076)	(2,367)

Cash flow from financing activities:
Proceeds from issuance of common stock	366	18,738
Borrowings (repayments) under line-of-credit agreements	6,024	(11,528)
Principal payments under capital lease obligations	(417)	(172)
Borrowings under (repayment of) long term notes	(829)	1,514
Increase in deferred financing costs	(82)	(561)
Net cash provided by financing activities	5,062	7,991

Net cash provided by continuing operations	2,743	1,089

Cash flow from discontinued operations:
Loss from discontinued operations	(23,236)	(2,059)
Adjustments to reconcile net loss to net cash used in discontinued operations:
Depreciation and amortization	94	125
Arbitration award expense	21,977	—
Changes in assets & liabilities of discontinued operations	(550)	430
Capital expenditures	(16)	(52)
Net cash used in discontinued operations	(1,731)	(1,556)

Net increase (decrease) in cash	1,012	(467)
Cash at the beginning of the period	2,318	1,680
Cash at the end of the period	$3,330	$1,213

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 3, 2005

(Amounts in thousands, except per share data)

(unaudited)

1.                                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 27, 2004 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 3, 2005, and the results of its operations and its cash flows for the three-month and nine-month periods ended April 3, 2005 and March 28, 2004.  Results for the three-months and nine-months ended April 3, 2005 are not necessarily indicative of results that may be experienced for the full fiscal year.

On May 4, 2005, an arbitrator awarded damages against the Company of $23.4 million in a patent dispute with Ole K. Nilssen (see Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements).  Based on the terms of the binding arbitration, the Company is required to pay this amount to Mr. Nilssen within ten days of the award.  The Company currently does not have the ability to meet this obligation within the ten-day timeframe.  Company management has entered into discussions with its advisors, and with Mr. Nilssen and his advisors regarding various available options to resolve this matter, including the possibility of extending the payment period while investigating financing alternatives.  Among the alternatives the Company is exploring are debt financing, equity financing, or a sale of part of the business, or all of the Company.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen- or fourteen-week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended April 3, 2005 and March 28, 2004 (the Company’s third fiscal quarter) each contained thirteen weeks; the nine-month periods ended April 3, 2005 and March 28, 2004 contained forty and thirty-nine weeks, respectively.

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

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Net income (loss)	$(24,601)	$153	$(23,099)	$(7,534)

Deduct: Total stock-based employee compensation expense determimed under fair value based method for all awards	(1,137)	(1,275)	(3,521)	(3,565)
Pro forma net loss	$(25,738)	$(1,122)	$(26,620)	$(11,099)

Earnings (loss) per share as reported:
Basic and diluted	$(0.86)	$0.01	$(0.81)	$(0.28)

Pro forma loss per share:
Basic and diluted	$(0.90)	$(0.04)	$(0.93)	$(0.42)

Recent Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Derivative Financial Instruments – The Company has occasionally used derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivatives and Hedging”.  These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measured at fair value, and that hedge accounting be applied when certain conditions are met.  The Company had no derivative financial instruments at April 3, 2005.

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

3.                                       Discontinued Operations

In January 2005, the Company committed to a plan to divest its telecom power system business and began marketing the business during the third quarter of fiscal 2005.  Management determined that the assets and liabilities to be sold constituted a disposal group under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, and that all of the “assets held for sale” criteria outlined in SFAS No. 144 were met.  The net book value of the disposal group at April 3, 2005 is $3.3 million.  Management is currently in negotiations with a prospective buyer and expects the proceeds from the sale to approximate net book value.  Accordingly, the operating results of this business are classified as discontinued operations in the accompanying condensed consolidated statements of operations and its assets and liabilities are classified as held for sale in the accompanying condensed consolidated balance sheets for all periods presented.

Subsequent to the end of the third quarter of fiscal 2005, the Company learned that a decision had been reached in a long-standing patent dispute between the Company and Ole K. Nilssen.  In April 1998, Mr. Nilssen filed a lawsuit alleging infringement of patents pertaining to certain types of electronic ballasts previously sold by the Company, and seeking unspecified damages and injunctive relief.  The Company denied that these products, which it no longer manufactures, infringed any valid patent.  In April 2003, both parties agreed to submit limited issues in dispute to final and binding arbitration.  In May 2005, the Company learned that the arbitrator had awarded damages to Mr. Nilssen totaling $23.4 million (see Note 5 of Notes to Condensed Consolidated Financial Statements).  As the business to which this award relates was divested by the Company in June, 2001, the accompanying condensed consolidated statements of operations include the impact of this award, net of amounts previously recorded of $1.4 million, in loss from discontinued operations.

The results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Net Sales	$1,896	$2,983	$6,893	$9,023
Loss from telecom business, net of tax	$(524)	$(365)	$(1,259)	$(2,059)
Arbitration award expense, net of tax	(21,977)	—	(21,977)	—
Loss of discontinued operations	$(22,501)	$(365)	$(23,236)	$(2,059)

The loss from the telecom business for the three- and nine-month periods ended March 28, 2004, include the Company’s telecom service business as well as the telecom power system business.  The loss from the telecom business for the nine-month period ended April 3, 2005, include the telecom service business for a seven-week period, until that business was divested in August 2004, the first quarter of fiscal 2005.  No tax benefit was recorded related to discontinued operations for any of the periods presented.

4.                                       Inventories

Inventories at April 3, 2005 and June 27, 2004 consist of the following:

	April 3, 2005	June 27, 2004
Raw materials and stock parts	$29,742	$26,974
Work-in-process	10,694	13,201
Finished goods	10,603	8,697
	$51,039	$48,872

5.                                       Commitments and Contingencies

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents.  The Company denied that the products, which it no longer manufactures, infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid.  In April 2003, Mr. Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to final and binding arbitration.  The arbitration process commenced on November 8, 2004 and closing arguments were heard on March 15, 2005.  As reported by the Company in its press release issued May 4, 2005 and Form 8K filed with the SEC on May 4, 2005, on the afternoon of May 3, 2005, the Company learned of the arbitrator’s decision, awarding damages to Nilssen in the amount of $23.4 million.  The award has a material adverse effect on the Company’s financial position and results of operations for the period ended April 3, 2005, and will have a material adverse effect on the Company’s future cash flows and liquidity.  The patent award also places the Company in default of its North American credit agreement, resulting in a reclassification of borrowings outstanding from long-term debt to a current liability.  While the Company’s bank has indicated that it does not currently intend to discontinue the extension of credit or accelerate the loans, the bank reserves the right to do so at its discretion.  The Company has entered into discussions with Mr. Nilssen regarding various available options for satisfying the award.

In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Mr. Nilssen might allege against ULT.  In February 2003, Mr. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents.  ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the purchase and sale agreement.  The case was successfully removed to the U.S. District Court for the Middle District of Tennessee and is expected to go to trial in February 2006.  As in the case against Magnetek, the Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and has filed a response on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe Mr. Nilssen’s patents and that the patents are invalid.  The Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification.  The patents and products involved are different than those involved in the May 2005 award, and the Company intends to make different arguments in the U.S. District Court that were not available at the time of arbitration.  However, there is a possibility that an adverse decision could be rendered, and such an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations.  Discussions with Mr. Nilssen regarding available options for satisfying the arbitrator’s recent award will include potential opportunities for concurrently satisfying Mr. Nilssen’s claims against ULT.

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

From time to time, the Company discovered the existence of hazardous substances at certain facilities associated with previously owned businesses and responded as necessary to bring the facilities into compliance with applicable laws and regulations. Upon sale of the businesses, the Company agreed, in some cases, to indemnify the buyers against environmental claims associated with the divested operations, subject to various conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the third quarter of fiscal 2005 and are not expected to involve material expenditures during the fourth quarter of fiscal of 2005.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the third quarter of fiscal 2005 and are not expected to be material during the fourth quarter of fiscal 2005. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

6.                                       Comprehensive Loss

For the three- and nine-month periods ended April 3, 2005 and March 28, 2004, comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Net income (loss)	$(24,601)	$153	$(23,099)	$(7,534)
Currency translation adjustment	(2,874)	(1,786)	4,817	3,601
Comprehensive loss	$(27,475)	$(1,633)	$(18,282)	$(3,933)

7.                                       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-month periods ended April 3, 2005 and March 28, 2004:

	Three Months Ended		Nine Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Numerators:
Net income (loss) from continuing operations	$(2,100)	$518	$137	$(5,475)
Loss from discontinued operations	(22,501)	(365)	(23,236)	(2,059)
Net income (loss)	$(24,601)	$153	$(23,099)	$(7,534)
Denominator:
Weighted average shares used to compute basic earnings (loss) per share	28,544	28,469	28,525	26,629
Add dilutive effect of stock options outstanding	—	486	704	—
Weighted average shares used to compute diluted earnings (loss) per share	28,544	28,955	29,229	26,629

Net income (loss) per share from continuing operations:
Basic	$(0.07)	$0.02	$0.00	$(0.20)
Diluted	$(0.07)	$0.02	$0.00	$(0.20)

Net loss per share from discontinued operations:
Basic	$(0.79)	$(0.01)	$(0.81)	$(0.08)
Diluted	$(0.79)	$(0.01)	$(0.81)	$(0.08)

Net income (loss) per share:
Basic	$(0.86)	$0.01	$(0.81)	$(0.28)
Diluted	$(0.86)	$0.01	$(0.81)	$(0.28)

The dilutive effect of stock options outstanding was not included in the calculation of dilutive loss per share from continuing operations for the three-month period ended April 3, 2005 and nine-month period March 28, 2004, respectively.  The Company’s continuing operations had a net loss for those periods, and as a result, inclusion of the dilutive effect of stock options would have had an anti-dilutive impact.  The dilutive effect of stock options outstanding was not included in the calculation of dilutive loss per share from discontinued operations for any of the periods presented, as all periods resulted in losses from discontinued operations.

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

	Nine Months Ended
	April 3, 2005	March 28, 2004
Balance, beginning of fiscal year	$254	$503
Additions charged to earnings for product warranties	420	8
Use of reserve for warranty obligations	(354)	(29)
Decrease to pre-existing warranties	(20)	(77)
Reclass to liabilities held for sale	(50)	—
Balance, end of period	$250	$405

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

9.                                       Restructuring Costs

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

The Company began restructuring activities in its European operations during the second quarter of fiscal 2004, which included a workforce reduction of approximately 200 positions in Europe and the relocation of those positions to lower cost facilities, primarily in China.  The Company completed these activities during the third quarter of fiscal 2005.  The total cost of these restructuring activities was $1.7 million, related to employee severance and lease termination costs.  Costs incurred in the three-month and nine-month periods ended April 3, 2005 were $0.1 million and $0.3 million respectively, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

In the fourth quarter of fiscal 2004, the Company began the consolidation of its Glendale Heights, Illinois operation into its Menomonee Falls, Wisconsin facility.  The Company completed these activities during the third quarter of fiscal 2005.  The total cost of the consolidation activities was $1.3 million, related to employee severance, relocation and lease termination costs.  Costs incurred in the three-month period ended April 3, 2005 were $0.4 million, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Costs incurred in the nine-month period ended April 3, 2005 were $0.9 million, of which $0.3 million are included in cost of goods sold and $0.6 million are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

10.                                 Pension Expense

Pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Nine Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Service cost	$—	$—	$—	$—
Interest cost	2,699	2,563	7,602	7,688
Expected return on plan assets	(3,066)	(2,649)	(8,635)	(7,947)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial losses	760	885	2,140	2,654

Total net pension expense	$393	$799	$1,107	$2,395

The net pension expense amounts above are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

We are a global provider of digital power-electronic products, including electronic converters, inverters, rectifiers and systems.  These products are used primarily in industrial, telecommunications (telecom), data processing, consumer, imaging, alternative energy, power generation and other applications requiring precise, efficient, reliable power.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand for such power.  We operate in a single business segment, Digital Power Products, which includes two broad product categories, Systems and Components

Our power control systems consist primarily of programmable motion control and power conditioning systems and include alternating current (AC) and direct current (DC) variable-frequency motor drives, and power inverters for fuel cell, wind and photovoltaic markets.

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

The past several years have been very challenging in the electronic power industry.  The industry is characterized by a large number of competitors, rapid changes in markets, product requirements and demand, and consistent price pressure.  Beginning in fiscal year 2001 and continuing through fiscal 2003, there was a significant decrease in demand in many of our served markets.  This reduction in demand resulted in overcapacity in the industry and, as a result, we generated operating losses throughout fiscal 2003 and during the first half of fiscal 2004.  We began to see recovery and increased demand in certain of our end markets in the second half of fiscal year 2004, and that recovery continued into our first half of fiscal 2005, ended January 2, 2005.  However, we have experienced recent signs of slowing growth in certain of our served markets.  This recent weakness is reflected in our bookings (new orders received) during our second and third quarters of fiscal 2005.

Third-quarter fiscal 2005 bookings were $55.3 million, 97% of our third-quarter sales, and our backlog as of April 3, 2005 was $65.0 million.  Bookings for the third quarter of fiscal 2004 were $70.2 million and our backlog as of March 28, 2004 was $68.3 million.  Second-quarter fiscal 2005 bookings were $53.6 million, 86% of our second- quarter sales, and our backlog as of January 2, 2005 was $69.9 million.  The decline in bookings versus the prior year is primarily related to traditional embedded power products. We continue to focus on gaining share in systems markets and on new product introductions in industrial, transportation, utility, and alternative energy markets, and our future sales growth is largely dependent on the success of this strategy.  As a result, we expect that our product development costs and selling expenses could continue to exceed prior year levels in the fourth quarter of fiscal 2005.

Fiscal 2005 third-quarter sales were $57.0 million, an 8% decrease from fiscal 2004 third-quarter sales of $61.8 million, and down 8% from the fiscal 2005 second-quarter sales of $62.0 million.  The decrease in sales volume relates directly to the decline in bookings for traditional embedded power products.  We continued to gain new orders for our alternative energy products during the third quarter of fiscal 2005, but sales of those products are not yet contributing significantly to our total sales.

Our loss from continuing operations was $2.1 million in the third quarter of fiscal 2005 compared to income from continuing operations of $0.5 million in the third quarter of fiscal 2004.  Income from continuing operations was $0.1 million for the nine months ended April 3, 2005 compared to a loss from continuing operations of $5.5 million for the nine months ended March 28, 2004.  The loss from continuing operations in the third quarter of fiscal 2005 was primarily due to lower sales volume, increased legal fees, plant relocation costs, efficiency issues related to our factory move in China, and increased spending on research and development (R&D).  We feel increased spending on R&D is essential to achievement of our sales strategy.  We completed restructuring activities in the third quarter of fiscal 2005, related mainly to plant consolidation in the U.S. and a move of our existing operations in China to a nearby larger facility, which should double our production capacity in China.

Our telecom power system business continued to generate losses throughout fiscal 2005, and as a result, we are in the process of divesting this business.  We are currently in negotiations with a prospective buyer, and we will account for our telecom power system business as discontinued operations until it is divested.

Subsequent to the end of the third quarter of fiscal 2005, we were informed of a decision in a patent infringement claim brought against us by Ole K. Nilssen (see Note 5 of Notes to Condensed Consolidated Financial Statements).  We had earlier agreed to binding and final arbitration, and in May 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million.  Since the patent infringement award relates to a business we divested in June 2001, the accompanying financial statements reflect the impact of this award, net of amounts previously recorded of $1.4 million, in discontinued operations.  Mainly as a result of this award, our loss from discontinued operations was $22.5 million for the third quarter of fiscal 2005 compared to a loss of $0.4 million in the third quarter of fiscal 2004.  Our loss from discontinued operations totaled $23.2 million and $2.1 million for the nine months ended April 3, 2005 and March 28, 2004, respectively (see Note 3 of Notes to Condensed Consolidated Financial Statements).  Based on the terms of the arbitration, we are required to pay the $23.4 million award, net of amounts previously paid of $0.8 million, to Mr. Nilssen within ten days after issuance of the arbitrator’s decision.  The award has a material adverse effect on the Company’s financial position and results of operations for the period ended April 3, 2005, and will have a material adverse effect on the Company’s future cash flows and liquidity (see “Liquidity and Capital Resources” below).

Our cash balances decreased $0.7 million during the third quarter of fiscal 2005, and our total outstanding debt balances decreased by $0.3 million.  Fiscal 2005 third-quarter capital expenditures were $2.2 million, and we currently have no plans for major capital outlays.

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

Results of Operations - Three Months Ended April 3, 2005 and March 28, 2004

Net Sales and Gross Profit

Net sales for the third quarter of fiscal 2005 were $57.0 million, a decrease of 8% from the third quarter of fiscal 2004 sales of $61.8 million.  The decrease is mainly due to lower sales of embedded power supplies, $4.2 million, and lower sales of power control systems, $1.8 million, partially offset by currency translation impact from the stronger Euro, $1.2 million.

Our fiscal 2005 third quarter gross profit was $14.2 million, or 24.9% of sales, versus $15.1 million, or 24.4% of sales in the third quarter of fiscal 2004.  The reduction of gross profit of $0.9 million from the prior year is due to lower sales volume, $1.2 million negative impact to gross profit, excess inventory charges of $0.3 million, and efficiency issues related to the move of our plant in China to a nearby larger facility, partially offset by the relocation of certain product lines from Europe to China and currency translation impact from the stronger Euro.

Research and Development, Selling, General and Administrative

We continued to increase our investment in R&D during the third quarter of fiscal 2005.  R&D expense was $4.0 million, or 7.0% of sales, in the third quarter of fiscal 2005 compared to $3.4 million, or 5.5% of sales, in the third quarter of fiscal 2004.  We have increased spending on new product development for utility and alternative energy markets, and continue to invest in new power-electronic platforms and applications and expand the breadth of existing product lines.  This accounts for $0.5 million of the increase in R&D, mainly in payroll-related expenses, and prototype and product development expenses, with the remaining $0.1 million due to currency translation impact.

Selling, general and administrative (SG&A) expense was $11.6 million (20.4% of sales) in the third quarter of fiscal 2005 versus $10.6 million (17.2% of sales) in the third quarter of fiscal 2004.  Our third quarter fiscal 2005 selling expenses were $4.3 million, versus $3.9 million in the third quarter of fiscal 2004, due mainly to higher payroll-related expenses from increased headcount.  Our third quarter fiscal 2005 general and administrative (G&A) expense was $7.3 million, compared to third quarter fiscal 2004 expense of $6.7 million.  The increase is due to higher legal fees, $0.4 million, increased bad debt provision, $0.4 million, higher payroll-related costs of $0.3 million, and increased restructuring costs of $0.1 million, partially offset by lower pension expense of $0.4 million.  G&A expense for the third quarter of fiscal 2005 reflects legal fees of $0.7 million related mainly to the Nilssen patent infringement arbitration (see Note 5 of Notes to Condensed Consolidated Financial Statements), and $0.5 million of restructuring expense related to plant closure and relocation.  The fiscal 2004 third quarter included $0.4 million of restructuring expense related to plant closure and relocation.  Pension expense in the third quarter of fiscal 2005 was $0.4 million versus pension expense of $0.8 million in the third quarter of fiscal 2004 (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Operations

Our loss from operations for the third quarter of fiscal 2005 was $1.5 million compared to income from operations of $1.0 million for the third quarter of fiscal 2004.  The loss in the third quarter of fiscal 2005 resulted from lower gross profit due to lower sales volumes, and increased R&D and SG&A expenses.

Interest Expense

Interest expense was $0.5 million in the third quarter of fiscal 2005, comparable to interest expense of $0.5 million in the third quarter of fiscal 2004.  There was no allocation of interest expense to discontinued operations in fiscal 2005 or 2004.

Loss from Discontinued Operations

Our loss from discontinued operations was $22.5 million in the third quarter of fiscal 2005, compared to a loss of $0.4 million in the third quarter of fiscal 2004 (see Note 3 of Notes to Condensed Consolidated Financial Statements).  The increased loss in the third quarter of fiscal 2005 is due to a patent arbitration charge of $22.0 million.

Net Income (Loss)

Our net loss was $24.6 million in the third quarter of fiscal 2005, compared to net income of $0.1 million in the third quarter of fiscal 2004.  On a per share basis, our net loss was $0.86 per share for the three months ended April 3, 2005, compared to net income of $0.01 per diluted share for the three months ended March 28, 2004.  We recorded a tax provision of $0.1 million in the third quarter of fiscal 2005, associated with our foreign operations.  We did not record a tax benefit on our pretax loss, due to the uncertainty of realizing any such tax benefits.  We did not record a tax provision in the third quarter of fiscal 2004.

Results of Operations - Nine Months Ended April 3, 2005 and March 28, 2004

Net Sales and Gross Profit

Net sales for the first nine months of fiscal 2005 were $185.2 million, an increase of 12.7% from the fiscal 2004 first nine-month sales of $164.3 million.  The increase of $20.9 million is due to higher sales of power systems, $8.4 million, higher sales of embedded power supplies, $6.8 million, and currency translation impact from the stronger Euro, $5.7 million.  In addition, the first nine months of fiscal 2005 contained forty weeks while the first nine months of fiscal 2004 contained thirty-nine weeks.  This additional week accounts for approximately $4.9 million of the sales increase in power supplies and power systems described above.

Our gross profit for the first nine months of fiscal 2005 was $45.9 million, or 24.8% of sales, versus $37.9 million, or 23.1% of sales, in the first nine months of fiscal 2004.  The improvement in gross profit of $8.0 million is primarily due to higher sales volume and improved product mix, $4.8 million, relocation of production to lower cost facilities, $3.6 million, and currency translation impact from the stronger Euro, $1.1 million, partially offset by excess inventory charges of $0.3 million and restructuring costs of $0.3 million (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The divestiture in the first half of fiscal 2004 of our telecom service business also improved margins by $0.7 million on a comparable basis in fiscal 2005, as that business was generating negative gross profits in fiscal 2004.

Research and Development, Selling, General and Administrative

R&D expense was $11.2 million, or 6.0% of sales, for the first nine months of fiscal 2005 compared to $9.2 million, or 5.6% of sales for the first nine months of fiscal 2004.  The increase is due to higher payroll-related expenses from increased headcount, increased prototype, testing and certification expenses, and currency translation impact from the stronger Euro, as most of our R&D spending (60%) occurs in Europe.  For the first nine months of fiscal 2005, we continued to increase spending in new product development aimed at utility, transportation, back-up power and alternative energy markets, in addition to continued spending for development of new power-electronic platforms and applications.

SG&A expense was $34.2 million (18.5% of sales) for the first nine months of fiscal 2005 versus $32.6 million (19.8% of sales) for the first nine months of fiscal 2004.  Of these amounts, selling expenses were $13.8 million for the first nine months of fiscal 2005, versus $11.5 million for the first nine months of fiscal 2004, due mainly to increased commission expense on the higher sales volume.  G&A expenses were $20.4 million for the first nine months of fiscal 2005, versus $21.1 for the first nine months of fiscal 2004.  The reduction in G&A expense is due to reduced provision for bad debts, $1.3 million, lower pension expense, $1.3 million, and reduced insurance expense, $0.5 million, partially offset by higher legal fees, $1.3 million, and payroll-related expenses of $1.2 million.  G&A expense for the first nine months of fiscal 2005 includes legal fees of $1.5 million related to the Nilssen patent infringement arbitration (see Note 5 of Notes to Condensed Consolidated Financial Statements), and pension expense of $1.1 million.  G&A expense for fiscal 2004 includes pension expense of $2.4 million, and a $1.7 million charge to write down the value of accounts receivable related to a customer bankruptcy.

Income (Loss) from Operations

Income from operations for the first nine months of fiscal 2005 was $0.5 million compared to a loss from operations of $3.9 million for the first nine months of fiscal 2004.  The improvement in income from operations is due to higher sales volumes, which resulted in improvement in gross profits, partially offset by higher SG&A expense as described above.

Interest Expense

Interest expense was $1.2 million for the first nine months of fiscal 2005 compared to interest expense of $1.6 million for the same period in fiscal 2004.  The decrease is mainly due to deferred financing charges, which decreased from $0.5 million in the first nine months of fiscal 2004 to $0.2 million in the first nine month of fiscal 2005.  There was no allocation of interest expense to discontinued operations in fiscal 2005 or 2004.

Other Income

Other income for the first nine months of fiscal 2005 was $1.3 million, comprised of the one-time sale and license of certain patents and technology rights.   Under the terms of the sale agreement, we have no remaining obligations nor will we receive future royalties.  We received $1.3 million in cash upon consummation of the agreement during the second quarter of fiscal 2005.   There was no other income in the first nine months of fiscal 2004.

Loss from Discontinued Operations

Our loss from discontinued operations for the first nine months of fiscal 2005 was $23.2 million, compared to a loss of $2.1 million for the first nine months of fiscal 2004 (see Note 3 of Notes to Condensed Consolidated Financial Statements).  The increased loss in the first nine months of fiscal 2005 is due to a patent arbitration charge of $22.0 million, partially offset by the divestiture of our telecom service business during the first quarter of fiscal 2004, which was generating significant operating losses in fiscal 2004.

Net Loss

Our net loss for the first nine months of fiscal 2005 was $23.1 million compared to a net loss of $7.5 million for the first nine months of fiscal 2004.  On a per share basis, our net loss was $0.81 per share for the nine months ended April 3, 2005, compared to a net loss of $0.28 per share for the nine months ended March 28, 2004.  We recorded a tax provision of $0.5 million in the first nine months of fiscal 2005, associated with our foreign operations.  We did not record a tax benefit on our pretax loss in the first nine months of fiscal 2004.

Liquidity and Capital Resources

Our cash balances increased $1.0 million in the first nine months of fiscal 2005, from $2.3 million at June 27, 2004 to $3.3 million at April 3, 2005.  Our primary sources of cash in the first nine months of fiscal 2005 were increased borrowings of $6.0 million under line-of-credit agreements, a reduction of $3.6 million in our accounts receivable balances, a $3.3 million net tax refund received from the Internal Revenue Service, and a $1.3 million payment received from the one-time sale and license of rights and patents, partially offset by a decrease of $12.0 million in our accounts payable and accrued liabilities balances compared to June 27, 2004.  Capital expenditures for the third quarter of fiscal 2005 were $2.2 million and for the nine months ended April 3, 2005 were $6.1 million, less than depreciation and amortization expense of $2.4 million for the third quarter of fiscal 2005 and $7.3 million for the same period.  We anticipate that our capital expenditures for the fiscal year will be less than depreciation and amortization expense for the fiscal year, which is estimated at approximately $10.0 million.

On May 3, 2005, an arbitrator awarded damages against us of $23.4 million in a patent dispute with Ole K. Nilssen.  Based on the terms of the binding arbitration, we are required to pay this amount, net of amounts previously paid of $0.8 million, to Mr. Nilssen within ten days of the award.  We currently do not have the ability to meet this obligation within the ten-day timeframe.  We have entered into discussions with our advisors, and with Mr. Nilssen and his advisors regarding various available options to resolve this matter, including the possibility of extending the payment period while investigating financing alternatives.  Among the alternatives we are exploring are debt financing, equity financing, or a sale of part of the business, or all of the Company.

As of April 3, 2005, our long-term borrowings (including current portion) were $22.9 million, an increase of $4.8 million from borrowings of $18.1 million as of June 27, 2004.  The aggregate lending commitment under our North American credit agreement (“Credit Agreement”) is $19.0 million with available borrowings determined by a borrowing base as defined in the agreement, supported by eligible domestic accounts receivable and inventory.  Borrowings under the Credit Agreement bear interest at the bank’s prime lending rate plus one percent or, at our option, the London Interbank Offering Rate (LIBOR) plus three and one-quarter percent.  Borrowings under the Credit Agreement are secured by substantially all of our North American assets.  At the end of the second quarter of fiscal 2005, we were in violation of certain covenants and received a waiver of all covenant violations from our bank in exchange for a temporary reduction in available credit of $7.0 million.  As a result, we had $5.7 million of available borrowing capacity as of April 3, 2005, with $2.9 million of borrowings outstanding under the facility.   The patent award described above places us in default of our Credit Agreement, resulting in a reclassification of borrowings outstanding from long-term debt to a current liability.  While our bank has indicated to us that it does not currently intend to discontinue the extension of credit or accelerate the loans, it reserves the right to do so at its discretion.

Our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs.  Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 2% to 8%.  During the first quarter of fiscal 2004, our European subsidiary entered into an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten-year period.    Borrowings under this agreement bear interest at EURIBOR plus one and one-half percent.  The initial commitment to lend under this agreement is Euro 7.0 million, with the commitment reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 31, 2013.  Amounts outstanding at April 3, 2005 under all of our European lending agreements were $20.0 million.

As a result of the decline in interest rates and stock market equity values over the past two years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of the end of April 3, 2005.  The amount and timing of future contributions to the plan are dependent upon values in equity and fixed income markets, and to a lesser extent, the level of interest rates.  Actuarial projections indicate no mandatory contributions to the plan would be required through fiscal year 2008, although we may elect to make contributions prior to that time.  No contributions were made in the first nine months of fiscal 2005.

Our current borrowing capacity under our revolving loan facilities and our internally generated cash flows will not be sufficient to fund the patent award, anticipated working capital needs, capital expenditures, and other near-term commitments during the next twelve months.  Our ability to fund such items is dependent on our ability to successfully negotiate a settlement with or satisfy our obligation to Mr. Nilssen, by raising funds from equity financing, debt financing, asset sales, or some combination thereof.

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

In addition to the risk factors discussed above, a number of other factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations.  We believe that the most significant potential risk factors that could adversely impact us are the following:

Inability to Satisfy Patent Award Obligation

On May 3, 2005, an arbitrator awarded damages against us in the Ole K. Nilssen patent infringement case in the amount of $23.4 million.  Based on the terms of the arbitration, we are required to pay this amount to Mr. Nilssen within ten days after issuance of the award.  We currently do not have the ability to meet this obligation within the ten-day timeframe.  Our current borrowing capacity under our revolving loan facilities and our internally generated cash flows will not be sufficient to fund payment of the award.  We have entered into discussions with our advisors, and with Mr. Nilssen and his advisors regarding various available options to resolve this matter, including the possibility of extending the payment period while investigating financing alternatives.  If we are unable to raise sufficient funds to satisfy our payment obligation or cannot reach agreement with Mr. Nilssen regarding an appropriate payment method or timetable, we may be forced to pursue a reorganization of the Company via Chapter 11 bankruptcy proceedings.

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

Restructuring and Outsourcing

We have taken actions to relocate some of our production capacity to lower cost countries, primarily to China, and may develop action plans regarding additional relocation or consolidation activities in the future.  While we believe that these actions will result in a more competitive position and should also increase our gross profits and reduce our operating expenses, there is no guarantee that these plans will succeed.  There is also no assurance that the expected cost savings and improvement in gross profits will be realized, and in addition, these actions may result in quality issues or delays in production or shipment to customers that could have an adverse impact on our results of operations.  In addition, there is no assurance that any future activities not yet planned would provide any benefits to our operating results, and any such future plans may result in asset impairment charges.

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

Likewise, as evidenced by the Nilssen arbitration award that was entered against us in May 2005, we could be adversely affected financially should we be judged to have infringed upon the intellectual property of others.

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

In connection with our June 2001 sale of our lighting business to Universal Lighting Technologies, Inc. (“ULT”), we agreed to provide a limited indemnification against certain claims of patent infringement that Ole K. Nilssen might allege against ULT.  Mr. Nilssen subsequently filed a lawsuit against ULT alleging infringement by ULT of 29 of his patents pertaining to electronic ballast technology.  The lawsuit is currently pending in the U.S. District Court for the Middle District of Tennessee.  ULT has made a claim for indemnification against us in respect of this matter, which we accepted.  If Mr. Nilssen succeeds in his claim against ULT, our obligation to indemnify ULT for its damages payable to Mr. Nilssen could have a material adverse effect on our financial position and results of operations.  Further, if we are unable to raise sufficient funds to satisfy our indemnification obligation to ULT or cannot reach agreement with ULT regarding an appropriate payment method or timetable, we may be forced to pursue a reorganization of the Company via Chapter 11 bankruptcy proceedings.

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

Interest Rates

The fair value of our debt, estimated based on the variable rates on our borrowings, was $22.9 million at April 3, 2005, equal to the carrying value at that date.  Prospectively, we do not consider there to be material risk due to changes in the interest rate structure of borrowing rates applicable to such debt. For our debt outstanding at April 3, 2005, a hypothetical 10% adverse change in interest rates would not have had a material impact on the our pre-tax earnings and cash flow due to relatively low variable interest rates.

Foreign Currency Exchange Rates

We may selectively enter into foreign exchange contracts to hedge certain exposures in Europe.  A portion of our products are manufactured in Europe and sold in the U.S.  Many of these sales to U.S. customers are denominated in U.S. dollars.  As a result, our financial results could be impacted by changes in exchange rates, particularly the exchange rate between the U.S. dollar and the Euro.  The exposure on sales by our European subsidiaries consists of (1) the exposure related to a weakening U.S. dollar for U.S. dollar denominated sales, as most of the our European subsidiaries’ costs are in Euro; in the event of a weakening U.S. dollar, locally recorded sales in the functional currency (the Euro) are decreased, (2) the exposure related to a weakening U.S. dollar when payment of U.S. dollar receivables are received from customers, resulting in less local currency than was originally recorded at the date of sale, and (3) the exposure that upon translation of our subsidiaries’ periodic financial statements, a weakening local currency would result in lower reported sales in U.S. dollars than if the local currency had been stable relative to the U.S. dollar.  In the latter case, operating expenses would also be translated at the lower amount and accordingly, the effect on net income would be mitigated.  We had no foreign currency contracts outstanding at April 3, 2005.

Item 4 –Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 3, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended April 3, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents.  The Company denied that the products, which it no longer manufactures, infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid.  In April 2003, Mr. Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to final and binding arbitration.  The arbitration process commenced on November 8, 2004 and closing arguments were heard on March 15, 2005.  As reported by the Company in its press release issued May 4, 2005 and Form 8K filed with the SEC on May 4, 2005, on the afternoon of May 3, 2005, the Company learned of the arbitrator’s decision, awarding damages to Nilssen in the amount of $23.4 million.  The award has a material adverse effect on the Company’s financial position and results of operations for the period ended April 3, 2005, and will have a material adverse effect on the Company’s future cash flows and liquidity.  The patent award also places the Company in default of its North American credit agreement, resulting in a reclassification of borrowings outstanding from long-term debt to a current liability.  While the Company’s bank has indicated that it does not currently intend to discontinue the extension of credit or accelerate the loans, the bank reserves the right to do so at its discretion.  The Company has entered into discussions with Mr. Nilssen regarding various available options for satisfying the award.

In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Mr. Nilssen might allege against ULT.  In February 2003, Mr. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents.  ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the purchase and sale agreement.  The case was successfully removed to the U.S. District Court for the Middle District of Tennessee and is expected to go to trial in February 2006.  As in the case against Magnetek, the Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and has filed a response on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the products do not infringe Mr. Nilssen’s patents and that the patents are invalid.  The Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification.  The patents and products involved are different than those involved in the May 2005 award, and the Company intends to make different arguments in the U.S. District Court that were not available at the time of arbitration.  However, there is a possibility that an adverse decision could be rendered, and such an unfavorable decision could have a material adverse effect on the Company’s financial position and results of operations.  Discussions with Mr. Nilssen regarding available options for satisfying the arbitrator’s recent award will include potential opportunities for concurrently satisfying Mr. Nilssen’s claims against ULT.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our third fiscal quarter ended April 3, 2005.

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

MAGNETEK, INC.
(Registrant)

Date: May 12, 2005	/s/ David P. Reiland

David P. Reiland
Executive Vice President and Chief Financial Officer (Duly authorized officer of the registrant and principal financial officer)