Form 10-K
period 2005-07-03
MAGNETEK INC
filed 2005-09-30
CIK 751085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2005

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10233

MAGNETEK, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8966 Mason Ave. Chatsworth, California	91311
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 727-2216
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒    Yes    ☐    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes    ☒    No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $6.90, per share as reported by the New York Stock Exchange, on December 31, 2004 (the last business day of the Company’s most recently completed second fiscal quarter), was $196,862,099. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of September 12, 2005 was 29,084,594 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. 2005 Annual Report for the fiscal year ended July 3, 2005 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference into this Form 10-K, the Magnetek, Inc. 2005 Annual Report is not deemed filed as part of this Form 10-K.

Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 3, 2005 are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 3, 2005

The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. Fiscal year 2005 contained 53 weeks; fiscal years 2004 and 2003 contained 52 weeks.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Magnetek, Inc. (“Magnetek” or “the Company”) supplies digital power products used primarily in information technology, telecommunications, consumer products, transportation, industrial automation and energy markets. Magnetek’s products are sold directly or through manufacturers’ representatives to original equipment manufacturers (OEMs) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes. Founded in July 1984 and listed on the New York Stock Exchange in July 1989 (NYSE: MAG), Magnetek operates four manufacturing plants in North America, two in Europe and one in China, together employing some 1,500 people. The Company operates in a single segment, Digital Power Products, which includes two broad product lines, Power-Electronic Products and Power-Control Systems.

Digital Power Products

General.   Micro-Tech Consultants, a power supply industry research firm, ranks Magnetek in the top 2% of the world’s independent manufacturers of custom power supplies by sales volume. Magnetek is recognized in the industry as an innovator in power-electronic design, thermal management technology and the application of microprocessors and software algorithms in digital power products.  In fiscal 2005, international sales accounted for 55% of Magnetek’s revenue; its five largest customers accounted for 29% of revenue, and none of its customers accounted for 10% or more of revenue.

Power-Electronic Products.   Power-electronic products accounted for approximately two-thirds of Magnetek’s revenue in fiscal 2005. These products include, primarily, AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC-to-DC power converters, and DC-to-AC power inverters custom-designed for OEMs who incorporate them into their products. The Company’s “embedded” power products are used in mainframe computers and servers, data banks, office automation and imaging equipment, internet infrastructure, telecom switchers, routers, energy stations and back-up power systems, home appliances, power tools, audio-visual equipment, and personal mobility products. Principal customers include Electrolux, Motorola, IBM, Siemens, Alcatel and InFocus.

Power-Control Systems.   Power-control systems, including primarily programmable motion control and power conditioning systems, accounted for approximately a third of the Magnetek’s revenue in fiscal 2005.  The Company is North America’s largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists; it is also the largest independent supplier of digital motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world’s leading elevator builders. Magnetek was the world’s first and is the largest independent builder of power conditioners for commercial stationary fuel cells, its principal customer being United Technologies. The Company is also an award-winning innovator of digital power inverters for renewable energy sources such as solar panels and wind turbines, as well as micro-turbine generators.

Backlog.   Magnetek’s backlog as of the end of fiscal 2005 was $61.1 million versus $76.5 million at the end of fiscal 2004. The decrease in backlog reflects, primarily, a slowdown in overall economic activity and a decline in telecommunications market activity during fiscal 2005. The Company expects most of the orders in its $61.1 million backlog to be filled during first half of fiscal 2006.

Competition.   Magnetek’s primary competitors during fiscal 2005 included: Artesyn Technologies, Astec/APS (Emerson), C&D Technologies, Cherokee, Condor (SL Industries), Delta Electronics, Ericsson, Lambda, Power One, Tyco, Synqor, Valere and Vicor; Control Techniques; KCI/Konecranes, OMRON, Yaskawa, Fronius, SMA, SatCon Technology, Semikron, Telemics and Xantrex. Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than Magnetek.

Competitive Strengths

Management believes that Magnetek benefits most from competitive advantages in the following areas:

Technological Capabilities.   Magnetek emphasizes and leverages its ability to provide custom-designed and customized solutions for power and motion control applications through digital power-electronic technology. The Company recruits top talent from universities that stress power electronics in their curricula, and its technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors and software algorithms in the development of “smart” power products.

Customer Relationships.   Magnetek has established long-term relationships with major manufacturers of data-processing and telecommunications equipment and systems, home appliances, office automation equipment, medical electronics, fuel cells, cranes and hoists, elevators and mining equipment, among others. The Company believes that these relationships have resulted from its reliability and responsiveness, and readiness to meet special customer requirements based on innovative technology, the quality and cost-effectiveness of its products, and its commitment to stand behind its products.

Manufacturing and Systems Integration.   Magnetek competes as a supplier of high-performance digital power products that are incorporated into customers’ products, systems and operations. The Company has taken steps to enhance its competitive position by adopting and implementing ISO process guidelines, locating new production facilities in low-cost labor areas, implementing demand-flow and cellular manufacturing techniques, and investing in state-of-the-art manufacturing capabilities, such as surface-mount machinery and advanced electronic test equipment, to assure product quality and reliability. The Company also builds digital-power-based subsystems and systems incorporating monitoring, control and communications functions for selected markets and customers, and believes that its system-integration capability represents an advantage, especially in industrial, alternative energy, utility and transportation markets.

Product Breadth and Market Diversity.   Magnetek provides a variety of products in each of its major product lines. Since product breadth is important to certain OEM customers and most distributors in their selection of suppliers, expansion into standard power-electronic products, which conform to certain basic industry conventions, has been helpful in establishing certain OEM relationships and establishing sales channel partnerships. Magnetek also addresses a variety of end-markets and serves a range of customers in the belief that market diversity and a broad customer base reduce the Company’s susceptibility to economic cycles and increase its prospects for profitable growth.

Systems Sales Channels.   Management believes that Magnetek’s well established network of some 800 “Electromotive Systems™” dealers, “Performance Plus” centers and key OEM customers constitute a significant competitive advantage in the North American materials handling marketplace.

Competitive Weaknesses

Management considers the following to be Magnetek’s primary competitive weaknesses:

Brand Recognition.   As noted above, Magnetek ranks among the world’s top independent manufacturers of custom power supplies. However, the power supplies industry is very fragmented, the Company’s power-electronic products business is European-based, some of its power-control systems lines were acquired fairly recently, and it is entering certain industrial and geographic markets for the first time.

Consequently, the “Magnetek” name is entirely new in some world markets and is not yet as well recognized as some of its competitors’ brand names in North America.

Standard Product Sales Channels.   In power-electronic products Magnetek has been primarily a manufacturer of custom products and has not had an offering of “standard” products. Therefore, while the Company is relatively well known among OEM users of custom power products, it is not as well known among users of standard power products. In recent years, as noted above, the Company has expanded its power-electronic product offering and has retained manufacturers’ representatives and distributors in the U.S., Europe and Asia to reach users of industry-standard and modified-standard power products. However, Magnetek’s standard power-electronic product offering is not as comprehensive and its sales channels are not as well established as some of its competitors’.

Material Costs.   Management believes that, during the establishment of Magnetek’s factories in China and the transfer of an increasing number of production programs to its China facilities, the Company’s cost of certain raw materials has been higher than those of some of its competitors.

Financial Resources.   Based on current events, plans and business conditions, management believes that Magnetek’s borrowing capacity, together with internally generated cash flows, will be sufficient to fund the Company’s operations and other commitments during the current fiscal year. However, some of the Company’s competitors have substantially greater financial resources than Magnetek.

Restructuring and Current Strategy

Since the mid-1990s, Magnetek has undertaken a series of strategic initiatives to tighten its business focus, strengthen its financial position and improve its competitiveness. From 1998 through 2001, a number of electrical commodity product businesses, representing more than three-quarters of the Company’s revenue, were divested (Motors and Generators in 1999 and Standard Drives, Lighting Ballasts and Component Transformers in 2001). Proceeds from these divestitures were applied to eliminate the Company’s long-term debt, repurchase Company stock, and make selective product-line acquisitions.

Magnetek’s strategy is centered primarily on custom power-electronic product innovation, upward integration into systems, and market diversification. The Company intends to continue to build on its competitive strengths and strategy through research and development, expanding power-electronic product manufacturing and marketing in Asia, and penetrating growing and emerging markets for digital power-based systems. Management believes that attractive growth opportunities exist in North American and Asian markets for Magnetek’s power-electronic products that have achieved substantial market positions in Europe, and that attractive growth opportunities may exist in Europe and Asia for Magnetek’s power- control systems that have achieved substantial market positions in North America.

International Operations

International sales accounted for 55% of Magnetek’s net revenues in fiscal 2005. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. In Europe the Company operates two manufacturing facilities, one in Italy and one in Hungary, and employs approximately 700 people. The Company also operates a manufacturing facility in Shenzhen, China, which employs approximately 450 people.

For the Company’s 2005, 2004, and 2003 fiscal years, revenues derived from domestic sales were $108.1 million, $97.4 million and $84.0 million, respectively, and revenues derived from international sales were $134.3 million, $132.9 million and $96.3 million. The Company strives to expand sales to global customers, while increasing production capacity outside the U.S., primarily in China.

The majority of the Company’s international operations are in Italy. Fiscal 2005 sales by the Company’s subsidiary in Italy were $105.4 million. The Company holds assets in the U.S., Italy, Hungary, China and Canada totaling $229.2 million, of which $102.5 million are held in Italy, including net property, plant and equipment of $18.2 million and goodwill of $11.8 million. Long-lived assets held in the U.S. include net property, plant and equipment of $6.3 million and goodwill of $51.8 million.

Seasonality

Historically, Magnetek’s business has tended to be seasonal, with the first two quarters of the fiscal year being somewhat weaker than the last two due primarily to customer plant closures during holidays and traditional vacation periods. The first fiscal quarter (July-September) includes plant closures typically lasting up to two weeks in July in North America and throughout the month of August in Europe. The second fiscal quarter (October-December) includes religious and year-end holidays in both North America and Europe. Also, customers who budget on a calendar-year basis typically begin spending on new programs in January with many programs scheduled for completion prior to the summer vacation period, making the January-June period (the second half of Magnetek’s fiscal year) stronger than the July-December period. Management estimates that, historically, seasonality may have created a 10-20% differential between the Company’s fiscal first- and second-half revenues.

Suppliers and Raw Materials

Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2005, raw materials purchases accounted for approximately 71% of the Company’s cost of sales. Production of digital power products depends heavily on various electronic components. The Company seeks to obtain competitive pricing on these raw materials by utilizing multiple suppliers available to its North American, European and Asian operations, leveraging its combined purchasing requirements, and utilizing internet sources when appropriate.

Based on analyses of the costs and benefits of its level of vertical integration, Magnetek is continuing to increase its outsourcing of certain materials and component parts that previously have been produced internally.

Research and Development

Magnetek’s research and development activities, which are conducted primarily at advanced development centers in Valdarno, Italy and Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers’ specific needs. Total research and development expenditures were approximately $14.6 million, $13.0 million, and $10.4 million respectively, for the Company’s 2005, 2004 and 2003 fiscal years.

Intellectual Property

Magnetek holds numerous patents, trademarks and copyrights, and believes that it holds or licenses all of the patent, trademark, copyright and other intellectual property rights necessary to conduct its business. The Company generally relies upon patents, copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated or circumvented, or that any rights granted there under will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek’s technology. Further, the laws of some foreign countries may not permit the protection of Magnetek’s proprietary rights to the same extent as do the laws of the United States. Although the Company believes the protection afforded by its patents, patent applications, trademarks and copyrights has value, rapidly changing technology in the digital power products industry and shortened product life cycles make Magnetek’s future success dependent primarily on the innovative skills, technological expertise, research and development and management capabilities of its employees rather than on patent, copyright, and trademark protection.

Employees

As of September 1, 2005, the Company had approximately 700 salaried employees and approximately 800 hourly employees, of whom approximately 250 were covered by collective bargaining agreements with unions in Europe. The Company believes that its relationships with its employees are favorable.

Available Information

The Company’s Internet address is www.magnetek.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports that are filed by the Company with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at or through the Company’s website.

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses   into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during fiscal years 2005, 2004 or 2003.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2005, 2004 and 2003. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Century Electric (McMinnville, Tennessee)

Prior to the Company’s purchase of Century Electric, Inc. (“Century Electric”) in 1986, Century Electric acquired a business from Gould Inc. (“Gould”) in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (“PCBs”) at the McMinnville facility (the “1983 Indemnity”). The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and plant employees were notified of the presence of contaminants at the facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. The Company believes the cost of further investigation and remediation (including ancillary costs) are covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant in August 1999 and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould’s substantial failure to perform such obligations could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability for potential response costs related to offsite disposal locations. FOL, the successor to Universal’s indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding. FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position or results of operations.

Supplemental Information—Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
Andrew G. Galef	72	President and Chief Executive Officer (until May 9, 2005)
Thomas G. Boren	56	President and Chief Executive Officer (effective May 9, 2005)
Antonio Canova, Ph.D	63	Executive Vice President, Power Components Group
Alexander Levran, Ph.D	55	Executive Vice President, Chief Technology Officer
Peter M. McCormick	45	Executive Vice President, Power Systems Group
David P. Reiland	51	Executive Vice President and Chief Financial Officer
Stephen Torres	40	Executive Vice President, Alternative Energy
Tina D. McKnight	47	Vice President, General Counsel and Secretary
Marty J. Schwenner	44	Vice President and Controller

Andrew Galef has been the Chairman of the Board of Directors since July 1984 and served as the President and Chief Executive Officer of Magnetek from September 1993 until June 1996 and from May 1999 until May 2005, when he voluntarily resigned his position, at which time he ceased to be an executive officer of the Company. Mr. Galef has been President of The Spectrum Group, Inc., a private investment and management firm, since its incorporation in California in 1978 and has served as Chairman and Chief Executive Officer of the Spectrum Group since 1987.

Thomas Boren has served on the Company’s Board of Directors since 1997 and has served as the Company’s President and Chief Executive Officer since May 9, 2005. Mr. Boren has held executive positions in the energy products and services sector since 1980, most recently as Executive Vice President of PG&E Corporation, and as President and Chief Executive Officer of PG&E’s National Energy Group from August 1999 until December 2002. Prior to joining PG&E Corporation, Mr. Boren was an Executive Vice President with Southern Company and served as President and CEO of Southern Energy Inc., Southern Company’s worldwide power plant, energy trading, and energy services businesses.

Antonio Canova is the Executive Vice President responsible for the Company’s Power Components Group (formerly the Power Electronics Group) in Europe and North America. Dr. Canova joined Magnetek when it acquired Plessey S.p.A. in 1991 and assumed responsibility for the Company’s European power components business at that time. With the acquisition of Omega Power Systems, Inc. in 1998, Dr. Canova assumed responsibility for the North American power components business as well. Prior to joining Magnetek, Dr. Canova was the Managing Director of Plessey S.p.A. from 1988 until its acquisition by Magnetek in 1991 and served as its General Manager from 1969 to 1988.

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

Peter McCormick is the Executive Vice President responsible for the Company’s Power Systems Group (formerly the Industrial Controls Group and the Telecom Power Group). Mr. McCormick has had primary responsibility for the Company’s Industrial Controls Group (now part of the Power Systems Group) since 2002. Prior to that, he served as the President of Industrial Controls from 1999 until 2002. Since joining the Company in 1996, Mr. McCormick has also served as the Vice President of Operations for the drives group from 1998 until 1999 and as Vice President of the custom products business group from 1996 until 1998.

David Reiland is an Executive Vice President of the Company and has been its Chief Financial Officer since 1988. In 2003, Mr. Reiland assumed temporary responsibility for the Company’s Telecom Power Group during a management restructure. Mr. Reiland has also served as the Controller of the Company from 1986 until 1993 and as Vice President, Finance from 1987 to 1989. Before joining Magnetek, Mr. Reiland was an Audit Manager with Arthur Andersen & Co. where he served in various capacities since 1980. Mr. Reiland is a Certified Public Accountant.

Stephen Torres is the Executive Vice President responsible for the Alternative Energy business. Mr.Torres joined the Company in April 2005 after serving for four years as the Vice President responsible for marketing and project development for FuelCell Energy, Inc. Before that, Mr. Torres was director of business development, channel management and Latin America marketing for Capstone Turbine Corporation. Prior to joining Capstone, Mr. Torres was Manager, Manufacturing Practice, with Deloitte Consulting Group for five years, where he focused on marketing, supply chain processes and operations improvement. Before joining Deloitte Consulting Group, he served in brand management and technical sales with Procter & Gamble and General Electric.

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

Marty Schwenner has been a Vice President of the Company since 2003 and Controller since 2002. Mr. Schwenner was Vice President of Finance for the Power Electronic Group (now part of the Power Components Group) from 1998 until 2002. Mr. Schwenner also served as the Chief Financial Officer of the Company’s European Operations from 1992 to 1998 and as Internal Audit Manager from 1991 until 1992. Mr. Schwenner joined Magnetek as an Internal Auditor in 1989. Before joining Magnetek, Mr. Schwenner was a Financial Analyst with Nortek, Inc. since 1985. Mr. Schwenner is a Certified Public Accountant and a Certified Internal Auditor.

ITEM 2. PROPERTIES

Magnetek’s headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased, except for Valdarno, Italy. The Valdarno facility is owned by the Company’s Italian subsidiary, Magnetek SpA.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Valdarno, Italy	—	183,000	Power components manufacturing
Salgotarjan, Hungary	2007	118,000	Power components manufacturing
Menomonee Falls, Wisconsin	2009	84,000	Power systems manufacturing
Shenzhen, China	2015	237,000	Power components manufacturing
Chatsworth, California	2006	48,000	Power components manufacturing and Corporate headquarters
Mississauga, Canada	2006	18,000	Power systems manufacturing
Pittsburgh, Pennsylvania	2005	9,000	Power systems manufacturing

The Company believes its facilities are in satisfactory condition and are adequate for its present operations. See Note 6 of Notes to Consolidated Financial Statements with respect to facility equipment subject to encumbrances.

ITEM 3. LEGAL PROCEEDINGS

Litigation—Product Liability

The Company has settled or otherwise resolved all of the product liability lawsuits associated with its discontinued business operations. The last remaining limited obligation to defend and indemnify the purchaser of a discontinued business operation against new product liability claims expired in December 2003 and the Company believes that any new claims would either qualify as an assumed liability, as defined in the various purchase agreements, or would be barred by an applicable statute of limitations. The Company is also a named party in two product liability lawsuits related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. Both claims were tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights. Management believes that the insurers will bear all liability, if any, with respect to both cases and that the proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings and has also tendered the defense of these cases to the insurers of the previously acquired businesses and is awaiting their response. The Company has also filed a late claim in the amount of $2.5 million in the Federal-Mogul bankruptcy proceedings to recover attorney’s fee paid for the defense of these claims, which the Company believes is an obligation of Federal Mogul although the claim is subject to challenge. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation—Patent Infringement

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In April 2003, Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November, 2004, and a decision awarding Nilssen $23.4 million was issued on May 3, 2005. Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and Magnetek filed a counter-motion to vacate the award for a number of reasons, including that the award was fraudulently obtained. Magnetek’s request for oral argument was granted and a hearing date has been set for October 19, 2005. An unfavorable decision by the Court would likely result in payment of the award to Nilssen and would have a material adverse effect on the Company’s cash flows during fiscal 2006.

In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement. The case is now pending in the Central District of Tennessee. As of the date of this report, Nilssen has voluntarily dismissed all but four of the patents from the lawsuit. The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and has responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen’s patents.  A re-examination of the patents at issue by the Patent and Trademark Office will also be requested. Meanwhile, the Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the quarter ended July 3, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sales prices of the Company’s Common Stock during each quarter of fiscal 2005 and 2004:

	High	Low
Fiscal Year 2005
First quarter	$8.40	$5.26
Second quarter	7.87	5.97
Third quarter	6.94	4.50
Fourth quarter	5.40	1.90
Fiscal Year 2004
First quarter	$5.28	$2.52
Second quarter	6.95	4.95
Third quarter	7.70	5.51
Fourth quarter	8.55	6.35

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the ticker symbol “MAG.” As of September 12, 2005 there were 202 record holders of Magnetek’s Common Stock.

Magnetek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company’s 2005 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock.

The Company did not repurchase any of its Common Stock during fiscal year 2005.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item 6 is hereby incorporated by reference to the section of the Company’s 2005 Annual Report entitled “Selected Financial Data.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item 7 is hereby incorporated by reference to the section of the Company’s 2005 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item 7A is hereby incorporated by reference to the section of the Company’s 2005 Annual Report entitled “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements and the corresponding Report of Independent Registered Public Accounting Firm in the Company’s 2005 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Magnetek had no disagreements with its independent accountants in fiscal 2005 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation and because of the material weakness identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of July 3, 2005. Management believes these material weaknesses materially impacted our financial statements for prior periods and accordingly, has restated the Company’s financial statements for the periods ended June 27, 2004 and June 29, 2003.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial control is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

I.                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

II.             Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

III.        Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the reliability of financial reporting and the preparation and presentation of financial statements. Also, projections of any evaluation about the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 3, 2005. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 3, 2005, management has concluded that the Company’s controls over the application of its accounting policies related to income taxes were ineffective to ensure that amounts included in the Company’s financial statements related to income taxes were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in the Company’s controls over the application of its accounting policies failed to identify misstatements in the valuation allowance against deferred tax assets and the provision for income taxes, which resulted in restatement of the Company’s 2004 and 2003 consolidated financial statements and adjustments in the fourth quarter of the Company’s 2005 consolidated financial statements. Management has concluded that this control deficiency constitutes a material weakness. As a result of the material weakness noted, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 3, 2005 based on the criteria set forth in Internal Control-Integrated Framework issued by the COSO.

Management’s evaluation of the effectiveness of internal control over financial reporting as of July 3, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Controls and Procedures

No change in internal control over financial reporting occurred during the period ended July 3, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited management’s assessment, included in the accompanying, Management’s Annual Report on Internal Control Over Financial Reporting appearing above, that Magnetek, Inc. did not maintain effective internal control over financial reporting as of July 3, 2005, because of the effect of a material weakness identified in management’s assessment related to controls over the application of accounting policies for income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magnetek, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and included in management’s assessment, relating to insufficient controls over the determination and application of generally accepted accounting principles with respect to income taxes and the calculation of a valuation allowance against deferred tax assets. The material weakness affected several financial statement accounts, including deferred tax assets, valuation allowance for deferred tax assets and provision for income taxes and resulted in an adjustment to the consolidated financial statements. As a result of this material weakness in controls, management concluded Magnetek Inc.’s previously issued financial statements for June 27, 2004 and June 29, 2003 should be restated. The restatement is discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the July 3, 2005 financial statements, and this report does not affect our report dated September 30, 2005 on those financial statements.

In our opinion, management’s assessment that Magnetek, Inc. did not maintain effective internal control over financial reporting as of July 3, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Magnetek, Inc. has not maintained effective internal control over financial reporting as of July 3, 2005, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magnetek, Inc. as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2005 and our report dated September 30, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Woodland Hills, California
September 30, 2005

ITEM 9B. OTHER INFORMATION

No other information is required to be reported for matters not disclosed on Form 8-K during the period ended July 3, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2005 Proxy Statement entitled “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

The information regarding the Company’s executive officers required by this item is included in Part I, Item 1, under the caption “Supplementary Information—Executive Officers of the Company” and is hereby incorporated by reference into this section.

Supplemental Information—Code of Ethics

The Company has adopted a Code of Ethics for all of its employees that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for individual business units of the Company. A copy of the Code of Ethics is available, without charge, to any shareholder who sends a written request to the Corporate Secretary at 8966 Mason Ave., Chatsworth, California 91311.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2005 Proxy Statement entitled “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2005 Proxy Statement entitled “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners” and “Securities Authorized For Issuance Under Equity Compensation Plans”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2005 Proxy Statement entitled “Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2005 Proxy Statement entitled “Independent Registered Public Accountant’s Fees”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

		EDGARized Form 10-K Page	Annual Report to Stockholders Page
1.	Consolidated Financial Statements
	Consolidated Statements of Operations for Years Ended July 3, 2005, June 27, 2004 and June 29, 2003	—	17
	Consolidated Balance Sheets at July 3, 2005 and June 27, 2004	—	18
	Consolidated Statements of Stockholders’ Equity for Years Ended July 3, 2005, June 27, 2004, and June 29, 2003	—	19
	Consolidated Statements of Cash Flows for Years Ended July 3, 2005, June 27, 2004, and June 29, 2003	—	20
	Notes to Consolidated Financial Statements	—	21
	Report of Independent Registered Public Accounting Firm	—	40
2.	Consolidated Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts	20
	Report of Independent Registered Public Accounting Firm	22

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

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	By-laws of the Company, as amended and restated.
4.1	(3)	Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(4)	Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A.
4.3	(21)	Registration Rights Agreement dated as of June 26, 2002 by and between the Company and U. S. Trust Company N.A..
4.4	(10)	Rights Agreement dated as of April 30, 2003 between the Company and The Bank of New York, as Rights Agent.
4.5	(21)	Agreement for Registration of Rights dated as of September 15, 2003 between the Company and SEI Private Trust Company.

4.6	(26)	Registration Rights Agreement dated as of October 3, 2003 between the Company and each B. Riley Investor.
10.1	(6)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. (“1989 Plan”).
10.2	(4)	Amendment No. 1 to 1989 Plan.
10.3	(4)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4	(4)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5	(7)	Magnetek, Inc. 1997 Non-Employee Director Stock Option Plan (the “DSOP”).
10.6	(8)	First Amendment to the DSOP dated as of July 26, 2000.
10.7	(5)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.8	(9)	1999 Stock Incentive Plan of the Company (the “1999 Plan”).
10.9	(9)	2000 Employee Stock Plan of the Company (the “2000 Plan”).
10.10	(9)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.11	(11)	Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan (the “DDIP”).
10.12	(22)	Amendment to the DDIP dated April 17, 2002.
10.13	(12)	Non-Qualified Stock Option Agreement between the Company and David P. Reiland.
10.14	(29)	2004 Stock Incentive Plan of Magnetek, Inc.
10.15	(29)	Second Amendment to the 1997 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.14	(13)	Executive Management Agreement dated as of July 1, 1994, by and between the Company and The Spectrum Group, Inc.
10.15	(14)	Amendment dated as of January 25, 1995 to the Executive Management Agreement between the Company and The Spectrum Group, Inc.
10.16	(15)	Amendment No. 1 to the Executive Management Agreement dated as of June 30, 2000 between the Company and The Spectrum Group, Inc.
10.17	(23)	Amendment No. 2 to the Executive Management Agreement dated as of December 12, 2002 between the Company and The Spectrum Group, Inc.
10.18	(27)	Executive Employment Agreement dated as of May 9, 2005 between the Company and Thomas G. Boren.
10.19	(16)	Change of Control Agreement dated October 20, 1998 between Antonio Canova and the Company.
10.20	(16)	Change of Control Agreement dated October 20, 1998 between Alexander Levran and the Company.
10.21	(16)	Change of Control Agreement dated October 20, 1998 between David P. Reiland and the Company.
10.22	(17)	Change of Control Agreement dated November 1, 2000 between Tina McKnight and the Company.

10.23	(23)	Amended and Restated Change of Control Agreement dated April 30, 2003 between Tina McKnight and the Company.
10.24	(19)	Change of Control Agreement dated December 11, 2002, between Peter McCormick and the Company.
10.25	(21)	Change of Control Agreement dated July 29, 2003 between Marty Schwenner and the Company.
10.26	**	Change of Control Agreement dated September 29, 2005 between Stephen Torres and the Company.
10.27	(18)	Tax Agreement dated as of February 12, 1986 between the Company and Farley Northwest Industries, Inc.
10.28	(21)	Credit Agreement dated as of August 15, 2003 among the Company and Bank One N.A.
10.29	(21)	Pledge and Security Agreement dated as of August 15, 2003 among the Company and Bank One N.A.
10.30	(28)	First Amendment to Credit Agreement dated as of November 25, 2003 among the Company and Bank One N.A.
10.31	(28)	Second Amendment to Credit Agreement dated as of February 12, 2004 among the Company and Bank One N.A.
10.32	(28)	Third Amendment to Credit Agreement dated as of September 9, 2004 among the Company and Bank One N.A.
10.33	(28)	Fourth Amendment to Credit Agreement dated as of December 31, 2004 among the Company and J.P. Morgan Chase Bank, successor to Bank One
10.34	(30)	Fifth Amendment to Credit Agreement dated as of July 14, 2005 among the Company and J.P. Morgan Chase Bank, successor to Bank One
10.35	(15)	Lease of Pomaz, Hungary facility.
10.36	(20)	Lease of Menomonee Falls, Wisconsin facility dated as of July 23, 1999.
10.37	(23)	Stock Purchase Agreement dated as of December 30, 2002 by and among the Company and MXT Holdings, Inc. and the Company.
10.38	(24)	Contract for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.39	(25)	Joinder Agreement dated as of April 23, 2004 by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
13.1	**	2005 Annual Report.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

   **       Filed with this Form 10-K.

  (1)       Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.

  (2)       Previously filed with Form 10-Q for quarter ended March 31, 2003 and incorporated herein by this reference.

  (3)       Previously filed with Form 10-K for Fiscal Year ended June 30, 1991 and incorporated herein by this reference.

  (4)       Previously filed with Form 10-K for Fiscal Year ended June 30, 1996 and incorporated herein by this reference.

  (5)       Previously filed with Form 10-K for Fiscal Year ended June 30, 1992 and incorporated herein by this reference.

  (6)       Previously filed with Form 10-Q for quarter ended December 31, 1994 and incorporated herein by this reference.

  (7)       Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45935, and incorporated herein by this reference.

  (8)       Previously filed with Form 10-Q for quarter ended September 30, 2000 and incorporated herein by this reference.

  (9)       Previously filed with Form 10-Q/A for quarter ended September 30, 1999 and incorporated herein by this reference.

(10)       Previously filed with Form 8-K filed May 12, 2003 and incorporated herein by this reference.

(11)       Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45939, and incorporated herein by this reference.

(12)       Previously filed with Form 10-Q for quarter ended March 31, 1997 and incorporated herein by this reference.

(13)       Previously filed with Form 10-Q for quarter ended March 31, 1994 and incorporated herein by this reference.

(14)       Previously filed with Form 10-Q for quarter ended March 31, 1995 and incorporated herein by this reference.

(15)       Previously filed with Form 10-K for fiscal year ended July 2, 2000 and incorporated herein by this reference.

(16)       Previously filed with Form 10-Q for quarter ended December 31, 1998 and incorporated herein by this reference.

(17)       Previously filed with Form 10-Q for quarter ended December 31, 2000 and incorporated herein by this reference.

(18)       Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986 and incorporated herein by this reference.

(19)       Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.

(20)       Previously filed with Form 10-K for Fiscal Year ended June 27, 1999 and incorporated herein by this reference.

(21)       Previously filed with Form 10-Q for the Quarter ended September 30, 2003.

(22)       Previously filed with Form 10-Q for quarter ended March 31, 2002 and incorporated herein by this reference.

(23)       Previously filed with Form 10-K for Fiscal Year ended June 30, 2003 and incorporated herein by this reference.

(24)       Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.

(25)       Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporated herein by this reference.

(26)       Previously filed with Form 8-K dated October 21, 2003 and incorporated herein by this reference.

(27)       Previously filed with Form 8-K dated June 30, 2005.

(28)       Previously filed with Form 10-Q for quarter ended September 30, 2004 and incorporated herein by this reference

(29)       Previously filed with Form 10-Q for quarter ended December 31, 2004, and incorporated herein by this reference

(30)       Previously filed with Form 8-K filed July 19, 2005 and incorporated herein by this reference.

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS

Years ended June 29, 2003, JUNE 27, 2004 and JULY 3, 2005

(amounts in thousands)

	Balance at Beginning of year	Additions charged to earnings	Deductions from Allowance	Other(a)	Balance at end of year
June 29, 2003
Allowance for doubtful receivables	$1,999	$248	$(123)	$199	$2,323
June 27, 2004
Allowance for doubtful receivables	$2,323	$2,023	$(141)	$103	$4,308
July 3, 2005
Allowance for doubtful receivables	$4,308	$915	$(978)	$(41)	$4,204

(a)           Represents primarily allowances for doubtful accounts balances of acquired or divested businesses and foreign translation adjustments for the Company’s foreign subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chatsworth, State of California, on the 30th day of September, 2005.

MAGNETEK, INC.
(Registrant)
/s/ THOMAS G. BOREN
Thomas G. Boren
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ANDREW G. GALEF	Chairman of the Board of Directors	September 30, 2005
Andrew G. Galef
/s/ THOMAS G. BOREN	Director and Chief Executive Officer	September 30, 2005
Thomas G. Boren
/s/ DEWAIN K. CROSS	Director	September 30, 2005
Dewain K. Cross
/s/ YON Y. JORDEN	Director	September 30, 2005
Yon Y. Jorden
/s/ PAUL J. KOFMEHL	Director	September 30, 2005
Paul J. Kofmehl
/s/ MITCHELL I. QUAIN	Director	September 30, 2005
Mitchell I. Quain
/s/ ROBERT E. WYCOFF	Director	September 30, 2005
Robert E. Wycoff
/s/ DAVID P. REILAND	Executive Vice President and	September 30, 2005
David P. Reiland	Chief Financial Officer (Principal Financial Officer)
/s/ MARTY J. SCHWENNER	Vice President and Controller	September 30, 2005
Marty J. Schwenner	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Magnetek, Inc. as of July 3, 2005 and June 27, 2004 and for each of the three years in the period ended July 3, 2005, and have issued our report thereon dated September 30, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Woodland Hills, California
September 30, 2005