Form 10-Q
period 2005-10-02
MAGNETEK INC
filed 2005-11-14
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 1-10233

MAGNETEK, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8966 Mason Ave.
Chatsworth, California 91311
(Address of principal executive offices)

(818) 727-2216
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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is considered an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock, as of October 31, 2005, was 29,090,834 shares.

2006 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED OCTOBER 2, 2005

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	(13 Weeks) October 2, 2005	(14 Weeks) October 3, 2004
		(restated)

Net sales	$56,511	$66,208
Cost of sales	42,023	50,087

Gross profit	14,488	16,121
Research and development	3,529	3,495
Selling, general and administrative	9,937	10,526

Income from operations	1,022	2,100
Interest expense	346	307
Other expense	376	57

Income from continuing operations before provision for income taxes	300	1,736
Provision for income taxes	950	635
Net income (loss) from continuing operations	(650)	1,101

Loss from discontinued operations	(404)	(561)

Net income (loss)	$(1,054)	$540

Earnings (loss) per common share

Basic and diluted:
Net income (loss) from continuing operations	$(0.02)	$0.04
Loss from discontinued operations	(0.02)	(0.02)
Net income (loss)	$(0.04)	$0.02

Weighted average shares outstanding:
Basic	28,868	28,501
Diluted	28,868	29,252

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	October 2, 2005	July 3, 2005
	(unaudited)
ASSETS

Current assets:
Cash	$2,181	$6,854
Accounts receivable, net	52,805	54,022
Inventories	51,394	49,950
Prepaid expenses and other	7,726	5,713
Assets held for sale	4,480	4,727
Total current assets	118,586	121,266

Property, plant and equipment	131,508	129,473
Less-accumulated depreciation and amortization	100,088	97,534
Net property, plant and equipment	31,420	31,939

Goodwill	63,790	63,656
Other assets	12,383	12,319
Total Assets	$226,179	$229,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,264	$36,974
Accrued liabilities	8,716	8,523
Accrued arbitration award	22,602	22,602
Liabilities held for sale	1,439	1,220
Current portion of long-term debt	5,043	5,702
Total current liabilities	70,064	75,021

Long-term debt, net of current portion	19,892	19,528

Pension benefit obligations, net	71,518	70,568

Other long-term obligations	7,871	7,627

Deferred income taxes	10,813	10,376

Commitments and contingencies

Stockholders’ equity
Common stock	286	286
Paid in capital in excess of par value	128,837	128,664
Retained earnings	38,964	40,018
Accumulated other comprehensive loss	(122,066)	(122,908)
Total stockholders’ equity	46,021	46,060

Total Liabilities and Stockholders’ Equity	$226,179	$229,180

See accompanying notes

MAGNETEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Three Months Ended
	(13 Weeks) October 2, 2005	(14 Weeks) October 3, 2004
		(restated)
Cash flows from continuing operating activities:
Net income (loss) from continuing operations	$(650)	$1,101
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,286	2,459
Tax refund proceeds, net	—	3,332
Stock based compensation expense	82	—
Changes in operating assets and liabilities	(3,771)	(2,944)

Total adjustments	(1,403)	2,847
Net cash provided by (used in) continuing operating activities	(2,053)	3,948

Cash flows from discontinued operations:
Loss from discontinued operations	(404)	(561)
Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operations:
Depreciation and amortization	—	31
Changes in operating assets and liabilities	466	(779)
Capital expenditures	—	(16)

Net cash provided by (used in) discontinued operations	62	(1,325)
Net cash provided by (used in) operating activities	(1,991)	2,623
Cash flows from investing activities:
Capital expenditures	(1,163)	(1,633)
Net cash used in investing activities	(1,163)	(1,633)

Cash flow from financing activities:
Proceeds from issuance of common stock	91	98
Borrowings (repayments) under line-of-credit agreements	(140)	435
Repayment of long term notes	(90)	(300)
Principal payments under capital lease obligations	(65)	(40)
Increase in deferred financing costs	(1,315)	(20)
Net cash provided by (used in) financing activities	(1,519)	173

Net increase (decrease) in cash	(4,673)	1,163
Cash at the beginning of the period	6,854	2,318

Cash at the end of the period	$2,181	$3,481

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 2005

(Amounts in thousands unless otherwise noted, except per share data)

(unaudited)

1.                                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 3, 2005 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 2, 2005, and the results of its operations and its cash flows for the three months then ended.  Results for the three-months ended October 2, 2005 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended October 2, 2005 and October 3, 2004 contained thirteen and fourteen weeks, respectively.

2.             Summary of Significant Accounting Policies

Restatement - The accompanying condensed consolidated financial statements have been restated for the three month period ended October 3, 2004.

Since fiscal 2002 the Company has provided valuation reserves against its U.S. deferred tax assets that result in a zero net deferred tax position (net deferred assets equal to deferred tax liabilities).  In its 2005 fiscal year-end review of its tax accounts, the Company determined that a portion of its deferred tax liability related to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. Under applicable accounting rules, such deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

The Company has determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased its valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. The Company further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, the Company has restated its quarterly results for fiscal 2005.  The impact of this restatement on the three months ended October 3, 2004 was an increase in the Company’s valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million.

The restatement did not have a material impact on the Company’s financial position at the end of the reported period and had no impact on the Company’s cash flows for the restated period.

The table below reflects the impact of the restatement on the Company’s results of operations for three months ended October 3, 2004:

Consolidated Statements of Operations

For the three months ended (Amounts in thousands except per share amounts)	October 3, 2004
	As previously reported	As restated

Provision for income taxes	$235	$635

Net income	$940	$540

Net income per common share, basic and diluted	$0.03	$0.02

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

Reserves for Litigation and Environmental Issues

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies.  SFAS No. 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.”

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

With the exception of approximately $3.0 million of foreign earnings that the Company repatriated during the three months ended October 2, 2005 for various financing needs, the Company presently intends to reinvest any earnings overseas indefinitely.

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

Revenue Recognition – The Company’s policy is to recognize revenue when the earnings process is complete.  The criteria used in making this determination are persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.  Sales are recorded net of returns and allowances, which are estimated using historical data at the time of sale.

Revenue is recognized upon shipment, except in those few cases where terms of shipment are FOB destination, or where product is shipped to customers with consignment stock agreements, wherein revenue is recognized when the customer receives the product, or removes the product from consignment stock.  With the foregoing exceptions, terms of shipment are FOB shipping point, and payment is not contingent upon resale or any other matter other than passage of time.  Amounts billed to customers for shipping costs are reflected in net sales; shipping costs are reflected in cost of sales.

Sales to distributors are recorded with appropriate reserves for future returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and generally do not include future installation obligations or acceptance requirements.

Stock-Based Compensation – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Prior to the quarter ending October 2, 2005, as was permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for stock-based awards using the intrinsic-value method under APB No. 25.  Under APB No. 25, the Company recognized no compensation expense with respect to such awards, as the exercise prices of stock option grants were always equal to or greater than the market price of the stock at the grant date.  Accordingly, no stock-based employee compensation expense for stock options is reflected in net income in the accompanying condensed consolidated financial statements for the three-month period ended October 3, 2004.

Effective July 4, 2005, the Company adopted SFAS No. 123 (R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s financial statements based upon their fair values.  The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date.  Compensation cost recognized for the three months ended October 2, 2005 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods have not been restated.

In the fourth quarter of fiscal 2005, the Company approved the acceleration of the vesting of “underwater” unvested stock options held by the Company’s current employees, including executive officers, on June 1, 2005. No stock options held by directors were subject to the acceleration.  The decision to accelerate vesting of these underwater options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations upon adoption of SFAS No. 123 (R), as described above.  As a result of the acceleration, the Company reduced the stock option compensation expense it otherwise would be required to record by approximately $1.9 million in fiscal 2006, $1.4 million in fiscal 2007 and less than $0.1 million in fiscal 2008 on a pre-tax basis, resulting in an additional $3.4 million of pro-forma expense in fiscal 2005.  The accelerated vesting was a modification of outstanding awards as defined by FAS 123, which resulted in incremental pro-forma compensation expense of $0.3 million in fiscal 2005.

The Company did not issue any stock options in the first quarter of fiscal 2006.  In August 2005, the Company granted 500,000 shares of restricted stock with a fair value of $2.77 per share.  The restricted shares fully vest on January 1, 2009.  The total estimated compensation expense related to the grant of $1.4 million will be recorded ratably from the grant date through the vesting date.  Compensation expense included in the condensed consolidated statement of operations for the three months ended October 2, 2005, is $46.  The remaining portion of stock-based compensation expense recorded in the three-month period ended October 2, 2005, approximately $36, relates to nonvested director stock option grants.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
(Amounts in thousands, except per share amounts)	October 2, 2005	October 3, 2004
		(restated)
Net income (loss), as reported	$(1,054)	$540

Add: Stock-based compensation expense included in reported net income, net of related tax effects	82	—

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(82)	(1,224)

Pro forma net loss	$(1,054)	$(684)

Earnings (loss) per share as reported:
Basic and diluted	$(0.04)	$0.02

Pro forma earnings (loss) per share:
Basic and diluted	$(0.04)	$(0.02)

Earnings per share impact of stock based compensation expense included in reported net income, net of related tax effects
Basic and diluted	$(0.00)	NA

The fair value of the Company’s stock-based awards to employees is estimated using the Black-Scholes model, assuming no dividends, using the following historical assumptions:

	Options
weighted average assumptions used in recent fiscal years:	2006	2005	2004

Expected life (years)	6.1	6.1	6.1
Expected stock price volatility	72.2%	72.2%	65.8%
Risk-free interest rate	4.9%	4.4%	3.5%

No stock options were issued in first quarter of fiscal 2006.

In fiscal year 2005, a total of 750,000 options were granted with exercise prices equal to the market price of the stock on the grant date.  The weighted average exercise price was $7.48 and the average fair value of the options was $5.04.  In addition, the Company issued 240,000 shares of restricted stock in fiscal 2005.

In fiscal year 2004, a total of 1,836,000 options were granted with exercise prices equal to the market price of the stock on the grant date.  The weighted average exercise price was $4.58 and the average fair value of the options was $2.83.  The Company did not issue any shares of restricted stock in fiscal 2004.

Property, Plant and Equipment – Additions and improvement are capitalized at cost, whereas expenditures for maintenance and repair are charged to expense as incurred.  Depreciation is provided over the estimated useful lives of the respective assets principally on the straight-line method (machinery and equipment normally five to ten years, buildings and improvements normally ten to forty years).

Goodwill – In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the carrying value of Goodwill at least annually, and more frequently if indicators of potential impairment arise, using discounted future cash flow analysis as prescribed in SFAS No. 142.

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

Earnings per Share – In accordance with SFAS No. 128, Earnings per Share, basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal period.

Recent Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the accounting for and the reporting of voluntary changes in accounting principles.  SFAS No. 154 requires changes in accounting principles to be applied retrospectively to prior period financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS No. 154 will be effective in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 during the three month period ended October 2, 2005, and the adoption did not have a material impact on the results of operations or the financial position of the Company.

Derivative Financial Instruments – The Company periodically uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and the matching of the derivative to the underlying transaction. The resulting gains or losses are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedge transaction are expensed.  The Company had no derivative financial instruments at October 2, 2005 and July 3, 2005.

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

3.             Discontinued Operations

In the third quarter of fiscal 2005, the Company committed to a plan to divest its telecom power business and began marketing the business.  Management determined that the assets and liabilities to be sold constituted a disposal group under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, and that all of the “assets held for sale” criteria outlined in SFAS No. 144 were met.  The estimated fair value of the disposal group at October 2, 2005 is $3.0 million.  Management is currently in negotiations with a prospective buyer and expects the proceeds from the sale to approximate estimated fair value.  Accordingly, the operating results of this business are classified as discontinued operations in the accompanying condensed consolidated statements of operations and its assets and liabilities are classified as held for sale in the accompanying condensed consolidated balance sheets for all periods presented.

The Company also recorded other expenses related to divested businesses as discontinued operations, primarily legal fees related to a patent infringement claim and product liability claims, resulting from indemnification agreements provided by the Company upon sale of entities in prior years.  These expenses are reported as “other discontinued operations expense” in the table below.

The results of discontinued operations are as follows:

	Three Months Ended
	October 2, 2005	October 3, 2004
Net Sales	$3,530	$2,971

Income (loss) from telecom business, net of tax	$8	$(119)
Other discontinued operations expense	(412)	(442)
Loss from discontinued operations	$(404)	$(561)

The Company did not allocate any interest expense to discontinued operations, and no tax benefit was recorded related to discontinued operations for any of the periods presented.

4.             Inventories

Inventories at October 2, 2005 and July 3, 2005 consist of the following:

	October 2, 2005	July 3, 2005
Raw materials and stock parts	$27,053	$30,257
Work-in-process	13,704	9,452
Finished goods	10,637	10,241
	$51,394	$49,950

5.                                       Commitments and Contingencies

Litigation – Product Liability

The Company has settled or otherwise resolved all of the product liability lawsuits associated with its discontinued business operations and believes that any new claims associated with discontinued operations would either qualify as an assumed liability, as defined in the various purchase agreements related to the sale of those businesses, or would be barred by an applicable statute of limitations.  The Company is a named party in two product liability lawsuits related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc.  The Company tendered both claims to the insurance companies that provided coverage for MXT Holdings, Inc. against such losses and the tenders were accepted by the carriers, subject to a reservation of rights.  Management believes that the insurers will bear all liability, if any, with respect to both cases and that the proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers of the previously acquired businesses and is awaiting their response.  The Company has also filed a late claim in the amount of $2.5 million in the Federal-Mogul bankruptcy proceedings to recover attorney’s fee paid for the defense of these claims, which the Company believes is an obligation of Federal Mogul although the claim is subject to challenge.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation – Patent Infringement

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. In April 2003, Nilssen’s lawsuit against the Company and the Company’s counterclaims against Nilssen were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November, 2004 and a decision awarding

Nilssen $23.4 million was issued on May 3, 2005. Nilssen’s motion to enter the award as a judgment in U.S. District Court for the Northern District of Illinois and Magnetek’s counter-motion to vacate the award on grounds that it was fraudulently obtained are pending in the U.S. District Court for the Northern District of Illinois.  Magnetek’s request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award to Nilssen, which would have a material adverse effect on the Company’s cash flows during fiscal 2006.

In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In February 2003, Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement.  Meanwhile, a response was filed denying that the products infringe any valid patent and asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid. The case is now pending in the Central District of Tennessee.  As of the date of this report, Nilssen has voluntarily dismissed all but four of the patents from the lawsuit and requests for re-examination of two of the remaining patents by the Patent and Trademark Office have been accepted.  A motion for summary judgment that various claims of the patents at issue are invalid and that the accused ULT products do not infringe a claim of one of the patents was filed on November 1, 2005.  A hearing date has not yet been set.  The Company will continue to aggressively defend the claims against ULT while the re-examinations and the motion for summary judgment are pending; however, a decision in the lawsuit that is ultimately unfavorable to ULT could have a material adverse effect on the Company’s financial position, cash flows and results of operations as a result of its indemnification obligations.

Environmental

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first quarter of fiscal year 2006 and are not expected to result in material expenditures for the remainder of fiscal 2006.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material during the first quarter of fiscal year 2006 and are not expected to be material during the second quarter.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Environmental - Century Electric (McMinnville, Tennessee)

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

Environmental - Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

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

6.             Comprehensive Income (Loss)

For the fiscal quarters ended October 2, 2005 and October 3, 2004, comprehensive income (loss) consisted of the following:

	Three Months Ended
	October 2, 2005	October 3, 2004
		(restated)
Net income (loss)	$(1,054)	$540
Currency translation adjustment	842	1,875
Comprehensive income (loss)	$(212)	$2,415

7.                                       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended October 2, 2005 and October 3, 2004:

	Three Months Ended
	October 2, 2005	October 3, 2004
		(restated)
Numerator:
Net income (loss) from continuing operations	$(650)	$1,101
Loss from discontinued operations	(404)	(561)
Net income (loss)	$(1,054)	$540

Denominator:
Weighted average shares for basic earnings per share	28,868	28,501
Add dilutive effective of stock options outstanding	—	751
Weighted average shares for diluted earnings per share	28,868	29,252

Basic & Diluted:
Net income (loss) per share from continuing operations	$(0.02)	$0.04
Loss per share from discontinued operations	$(0.02)	$(0.02)
Net income (loss) per share	$(0.04)	$0.02

Due to the net loss for the three months ended October 2, 2005, the effect of 0.3 million shares of stock options was excluded from the calculations of diluted loss per share, as their impact would be anti-dilutive.  Similarly, the dilutive effect of stock options outstanding was not included in the calculation of diluted loss per share from discontinued operations for the three months ended October 3, 2004, as inclusion of these shares would be anti-dilutive.

8.             Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three month periods ended October 2, 2005 and October 3, 2004 were as follows:

	Three Months Ended
	October 2, 2005	October 3, 2004
Balance, beginning of fiscal year	$315	$204
Additions charged to earnings for product warranties	108	28
Use of reserve for warranty obligations	(126)	—
Balance, end of period	$297	$232

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.             Restructuring Costs

The Company began restructuring activities during the second quarter of fiscal 2004, which included a workforce reduction of approximately 200 positions in Europe and the relocation of those positions to lower cost facilities in Eastern Europe and China.  The Company completed these restructuring activities in fiscal 2005, and as a result, did not incur any costs related to these activities in the three month period ended October 2, 2005.  The Company incurred $0.1 million of restructuring costs during the three month period ended October 3, 2004, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

In the fourth quarter of fiscal 2004, the Company began the consolidation of its Glendale Heights, IL operation into its Menomonee Falls, WI facility.  The Company completed these restructuring activities by the end of fiscal 2005, and as a result, did not incur any costs related to these activities in the three month period ended October 2, 2005.  Costs incurred in the three month period ended October 3, 2004 were $0.4 million, of which $0.2 million were included in cost of goods sold and $0.2 were included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

10.           Stock-Based Compensation Plans

The Company has two stock option plans (the “Plans”), one of which provides for the issuance of both incentive stock options (under Section 422A of the Internal Revenue Code of 1986) and non-qualified stock options at exercise prices not less than the fair market value at the date of grant, and one of which only provides for the issuance of non-qualified stock options at exercise prices not less than the fair market value at the date of grant. One of the Plans also provides for the issuance of stock appreciation rights, restricted stock, incentive bonuses and incentive stock units. The total number of shares of the Company’s common stock authorized to be issued upon exercise of the stock options and other stock rights under the Plans is 2,100,000.  Options granted under these Plans vest in equal annual installments of two, three or four years.

The accompanying condensed consolidated statement of operations for the three months ended October 2, 2005, includes compensation expense related to all stock-based awards of $0.1 million (see Note 2 of Notes to Condensed Consolidated Financial Statements).  The three-month period ended October 3, 2004, does not include any compensation expense related to stock-based awards, as the Company was accounting for stock-based compensation using the intrinsic-value method under APB No. 25, which permitted footnote disclosure only of the impact of stock-based awards on a pro forma basis.   The pro forma expense related to stock-based awards was $1.2 million for the three months ended October 3, 2004.

A summary of certain information with respect to options under the Plans follows:

Stock Option Activty - Quarter ended October 2, 2005:	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)
Options outstanding, July 3, 2005	8,178,294	$8.77
Options granted	—
Options exercised	—
Options cancelled	(334,667)	$9.82
Options outstanding, October 2, 2005	7,843,627	$8.73	$35
Exercisable options	7,783,627	$8.76	$18

As of October 2, 2005, there was $0.1 million of total unrecognized compensation cost related to nonvested stock option awards granted under the Plans.  This cost is expected to be recognized over a weighted-average period of 1.25 years.

The following table provides information regarding exercisable and outstanding options as of October 2, 2005.

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted Average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)

Under $5.00	1,677,168	$3.90	7.77	1,714,668	$3.87	7.81
$5.00 - $10.00	3,799,300	7.80	5.99	3,821,800	7.80	6.01
$10.00 - $15.00	1,319,065	11.47	5.25	1,319,065	11.47	5.25
Over $15.00	988,094	17.07	2.75	988,094	17.07	2.75
Total	7,783,627	$8.76	5.84	7,843,627	$8.73	5.87

The following table provides information regarding nonvested stock activity:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 3, 2005	—
Granted	500,000	$2.77
Vested	—
Forfeited	—
Nonvested at October 2, 2005	500,000	$2.77

As of October 2, 2005, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted stock arrangements granted under the Plans.  This cost is expected to be recognized over a weighted-average period of 3.25 years.

11.           Pension Expense

For the three-month periods ended October 2, 2005 and October 3, 2004, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended
	October 2, 2005	October 3, 2004
Interest Cost	$2,440	$2,539
Expected return on plan assets	(2,552)	(2,939)
Recognized net actuarial losses	1,062	721

Total net pension expense	$950	$321

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

12.           Income Taxes

Since fiscal 2002 the Company has provided valuation reserves against its U.S. deferred tax assets that result in a zero net deferred tax position (net deferred assets equal to deferred tax liabilities).  In its 2005 fiscal year-end review of its tax accounts, the Company determined that a portion of its deferred tax liability related to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. Under applicable accounting rules, such deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

The Company has determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased its valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. The Company further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, the Company has restated its quarterly results for fiscal 2005.  The impact of this restatement on the three months ended October 3, 2004 was an increase in the Company’s valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million.  Similarly, the Company’s tax provision of $1.0 million for the three months ended October 2, 2005 also included an amount of $0.4 million to increase the Company’s valuation allowance for deferred tax assets related to tax-deductible amortization of goodwill.   The remaining tax provision of $0.6 million for the three months ended October 2, 2005 was comprised of income taxes of the Company’s foreign subsidiaries.

13.           Bank Borrowing Arrangements

At July 3, 2005, the Company had an asset based credit agreement (“Credit Agreement”) for North American operations with Bank One.   Available borrowings under the Credit Agreement were determined by a borrowing base formula as defined in the agreement, based primarily on the levels of domestic accounts receivable and inventory.  The facility also supported the issuance of letters of credit.  Borrowings under the Credit Agreement were secured by substantially all of the Company’s North American assets and bore interest at the bank’s prime lending rate plus 1%, or, at the Company’s option, the London Interbank Offering Rate (LIBOR) plus 3.25%.

The Company was in violation of certain covenants at July 3, 2005, and in July 2005, in exchange for a waiver of certain covenant defaults and the lender's willingness to continue to extend credit under the agreement, the Company agreed to a permanent reduction in the aggregate lending commitment to $7.5 million and a change in the facility termination date from July 15, 2006 to September 30, 2005.  The Company also agreed to use its best efforts to obtain financing from other sources that would enable the Company to fully repay all indebtedness under the agreement.

On September 30, 2005, the Company entered into an agreement with Ableco, Inc. providing for an $18 million term loan (“Term Loan”) and an agreement with Wells Fargo Foothill, Inc. providing for a $13 million Revolving Credit Facility (“Revolving Loan”).  Borrowings under the Term Loan bear interest at the lender’s reference rate plus 5%, or, at the Company’s option, the London Interbank Offering Rate (LIBOR) plus 7.5%.  Such rates may be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement.  The Term Loan requires quarterly principal payments of $1 million beginning in September, 2006.  Borrowings under the Revolving Loan bear interest at the bank’s prime lending rate plus 2.5% or, at the Company’s option, LIBOR plus 4%.  Borrowings under the Revolving Loan are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory.  The Revolving Loan facility also supports the issuance of letters of credit.  Borrowings under the Term Loan and Revolving Loan are secured by substantially all of the Company’s domestic assets.  The Company used the proceeds from the Revolving Loan to fully repay all outstanding obligations under its previous financing agreement with Bank One, which expired on September 30, 2005.  At October 2, 2005, the Company had $3.8 million of borrowings outstanding under the Revolving Loan and had no borrowings outstanding under the Term Loan.

The Company’s European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs. Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 3% to 8%.  In addition, the Company’s European subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building.  Borrowings under this agreement bear interest at EURIBOR plus 1.5%.  The initial commitment to lend under this agreement was Euro 7.0 million, and the commitment has been reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  The Company’s European subsidiary also has certain long-term notes and capital leases outstanding related mainly to equipment purchases.  At October 2, 2005, the Company had $21.1 million of borrowings outstanding under all European borrowing arrangements.

Item 2 – Management’s Discussion and Analysis of Operations and Financial Condition

Restatement of Fiscal 2005 Interim Periods and Reclassification

As stated in Note 2 of Notes to Consolidated Financial Statements, we have restated our financial statements for the interim periods of fiscal 2005 with respect to accounting for income taxes.

Since fiscal 2002 we have provided valuation reserves against our U.S. deferred tax assets that result in a zero net deferred tax position (net deferred assets equal to deferred tax liabilities).  In our 2005 fiscal year-end review of our tax accounts, we determined that a portion of our deferred tax liability related to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. Under applicable accounting rules, such deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

We determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased our valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. We further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, we have restated our quarterly results for fiscal 2005.  The impact of this restatement on the three months ended October 3, 2004 was an increase in our valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million.  The restatement did not have a material impact on our financial position as of October 3, 2004, and had no impact on our cash flows for the restated period then ended.

During fiscal year 2005, we reclassified the assets and liabilities of our telecom power business as held for sale, and the results of operations of this business as discontinued operations (see Note 3 of Notes to Condensed Consolidated Financial Statements).  We also recorded other expenses related to divested businesses as discontinued operations, including certain expenses for patent infringement claims, product liability claims, environmental issues, and asbestos claims.  Prior period amounts related to the telecom business or other divested businesses have been reclassified in the accompanying condensed consolidated financial statements in order to conform to the current year presentation.  All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

Overview

We are a global provider of digital power-electronic products, including electronic converters, inverters, rectifiers and systems.  These products are used primarily in industrial, telecommunications, data processing, consumer, imaging, alternative energy, power generation and other applications requiring precise, efficient, reliable power.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand for such power.  We operate in a single business segment, Digital Power Products, which includes two broad product categories, systems and components.

Our power control systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  cranes and hoists; elevators; fuel cell, wind and photovoltaic markets; street light monitoring and control; and utility grid monitoring.

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

The past several years have been challenging in our served markets, and have been characterized by fluctuating demand in our traditional telecommunications and information technology markets (embedded power products), stable to growing demand in our traditional systems markets (crane & hoist and elevators), and increased interest in our alternative energy and utility products, although these products are not yet contributing significantly to our sales.  At the same time, our operating results have been negatively impacted by losses in our telecom power business, asset impairment charges, and other expenses related to businesses we no longer own, including a $22 million charge in fiscal 2005 (net of amounts previously recorded of $1.4 million) for a patent infringement arbitration award (see Note 5 of Notes to Condensed Consolidated Financial Statements).  In response to these circumstances, within the past year we decided to divest our telecom power business, have completed restructuring actions in both North America and Europe, doubled our production capacity in China, increased our investment in research and development (“R&D”) spending on new products, and obtained new financing agreements to improve our liquidity.  As a result, we entered fiscal 2006 focused on increasing revenue, introducing new products, reducing costs and improving cash flow and profitability.

Continuing Operations

For the first half of fiscal 2005, demand in certain of our key markets, primarily equipment for information technology and telecommunications, was strong, however we began to see a slowdown in the second half of fiscal 2005 which continued into our first quarter of fiscal 2006, ended October 2, 2005.  Sales in the first quarter of fiscal 2006 were $56.5 million, a decrease of nearly 15% from sales of $66.2 million in the first quarter of fiscal 2005.  The decline was mainly due to weakness in embedded power products for telecommunications markets relative to the prior year.  In addition, the first quarter of fiscal 2005 contained fourteen weeks compared to thirteen weeks in the first quarter of fiscal 2006.

First-quarter fiscal 2006 bookings (new orders received) were $56.6 million, roughly equal to sales for the period, and our backlog as of October 2, 2005 was $61.4 million.  Bookings for the first quarter of fiscal 2005 were $67.5 million and our backlog as of October 3, 2004 was $76.7 million.  The decline in bookings versus the prior year is primarily related to a decline in bookings for embedded power products. We continue to focus on gaining share in systems markets and on new product introductions in industrial, transportation, utility, and alternative energy markets, and our future sales growth is largely dependent on the success of this strategy.  As a result, we expect modest revenue growth throughout fiscal 2006.

Gross profit in the first quarter of fiscal 2006 was $14.5 million, down from $16.1 million in the first quarter of fiscal 2005.  However, gross profit as a percentage of sales increased from 24.3% in the first quarter of fiscal 2005 to 25.6% in the first quarter of fiscal 2006, a four-year high.  The gross profit percentage improvement is attributed to cost reductions from restructuring actions and our operations in China, as well as improved sales mix.

Our R&D expense was $3.5 million in the first quarter of fiscal 2006, comparable to our R&D expense in the same period one year ago.  We continue to invest in developing new products for existing and new markets, including alternative energy products for solar and wind applications and monitoring and control systems for utility markets.  Selling, general and administrative (“SG&A”) expense was $9.9 million in the first quarter of fiscal 2006 compared to $10.5 million in the first quarter of fiscal 2005, mainly due to reduced volume-related selling expenses, the additional week of operating expenses in the first quarter of fiscal 2005, and the absence of restructuring costs in fiscal 2006, partially offset by higher pension expense, which increased by $0.6 million.  Our future annual pension expense will depend on future interest rate levels, values in equity and fixed income markets, and contributions we may elect to make to the plan.

Mainly as a result of decreased sales and the resulting lower gross profit, our income from operations decreased to $1.0 million in the first quarter of fiscal 2006; income from operations was $2.1 in the first quarter of fiscal 2005.  Our net loss from continuing operations in the first quarter of fiscal 2006 was $0.7 million, or $0.02 per share, and reflects the accelerated write-off of deferred financing charges under our previous bank agreement of $0.4 million, as well as a provision for income taxes of $1.0 million.  In the first quarter of fiscal 2005 we achieved a net income of $1.1 million, or $0.04 per share, due mainly to the higher sales volume and gross profit in that period.

We consumed $1.9 million in cash from operating activities in the first quarter of fiscal 2006.  Capital expenditures in the first quarter of fiscal 2006 were $1.2 million, while depreciation expense was $2.3 million.  Our total long-term debt decreased during the first quarter of fiscal 2006 by $0.3 million to $24.9 million, however our cash balances decreased from $6.9 million at July 3, 2005, to $2.2 million at October 2, 2005, as vendor payments in the first quarter of fiscal 2006 resulted in a reduction in accounts payable balances of $4.7 million as compared to July 3, 2005.

In September 2005, we entered into agreement with lenders providing for an $18 million term loan and a $13 million revolving credit facility, expanding our credit facilities for greater operating flexibility.  This increased availability may be used in part to satisfy the Nilssen arbitration award in the event we are required to pay the award (see Note 5 of Notes to Condensed Consolidated Financial Statements).

We will continue to focus our development, marketing and selling capabilities on higher margin systems applications and markets.  Our efforts to improve margins include manufacturing cost reduction programs, most notably a continued shift of our manufacturing to China, and selected outsourcing.  We plan to further consolidate administrative operations and functions in fiscal 2006; however, future sustained profitability is highly dependent upon improvement in revenues and gross margins, successful implementation of our strategy to penetrate higher margin markets, a shift in our sales mix to proportionately higher sales of systems, and favorable outcomes in certain legal matters, primarily the patent infringement claims (see Note 5 of Notes to Consolidated Financial Statements).

Discontinued Operations

Our telecom power business continued to generate losses throughout fiscal 2005, and as a result, in the third quarter of fiscal 2005, we committed to a plan to divest this business.  We are currently in negotiations with prospective buyers, and we will account for our telecom power system business as assets held for sale and the operating results of this business as discontinued operations until it is divested.  In addition, we have certain other legacy costs related to business we have previously divested which we are recording as discontinued operations (see Note 3 of Notes to Condensed Consolidated Financial Statements).

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  We are subject to losses from uncollectible receivables in excess of our allowances.  We maintain allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns.  Our total allowance includes a specific allowance based on identification of customers where we feel full payment is in doubt, as well as a general allowance calculated based on our historical losses on accounts receivable as a percentage of historical sales.  We believe that our methodology has been effective in accurately quantifying our allowance for doubtful accounts and do not anticipate changing our methodology in the future.  However, if the financial conditions of any of our customers were to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.  We believe that all appropriate allowances have been provided.

Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  Items with no usage for the past twelve months and no expected future usage are considered obsolete, and are disposed of or fully reserved.  Reserves for excess inventory are determined based upon historical and anticipated usage as compared to quantities on hand.  Excess inventory is defined as inventory items with on-hand quantities in excess of one year’s usage and specified percentages are applied to the excess inventory value in determining the reserve.  Our reserve for excess and obsolete inventory has ranged from 9% to 10% of gross inventory value during the fiscal years 2005 and 2006.  Our assumptions have not changed significantly in the past, and we believe they are not likely to change in the foreseeable future.  We feel that our assumptions regarding inventory valuation have been accurate in the past, with the exception of an unexpected significant decline in demand in our telecom business in fiscal 2003, which resulted in a charge to discontinued operations of $4.7 million to increase our inventory reserves.

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment.  Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset.

We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances.  We have elected to perform our annual impairment test in the fourth quarter of our fiscal year.  We have identified our power electronics and power systems groups as reporting units under SFAS No. 142.  In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our reporting units to determine the fair value of those reporting units.  Such estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values, market discount rates and tax rates.  We review the accuracy of our projections by comparing them to our actual results annually, and have determined that, historically, our cash flow estimates used in determining the fair value of our reporting units have been reasonably accurate.  We use the results of this analysis as well as projected operating results to modify our estimates annually.  However, if circumstances cause these estimates to change in the future, or if actual circumstances vary significantly from these assumptions, this could result in additional goodwill impairment charges.  We cannot predict the occurrence of future events that may adversely affect our reported goodwill balance.

Pension Benefits

We sponsor a defined benefit plan that covers a number of current and former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, expected rates of return on plan assets and mortality rates.  We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.  Our plan assets are comprised mainly of common stock and bond funds.  The expected rate of return on plan assets is a long-term assumption and is generally not changed on an annual basis.  The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year.  Changes in assumptions typically result in actuarial gains or losses that are amortized in accordance with the methods specified in FAS Statement No. 87.

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

The accrual of a contingency involves considerable judgment on our part.  We use our internal expertise, and outside experts as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.

Income Taxes

We operate in numerous taxing jurisdictions and are subject to a variety of income and related taxes. Judgment is required in determining our provision for income taxes and related tax assets and liabilities. We believe we have reasonably estimated our tax positions for all jurisdictions for all open tax periods. It is possible that, upon closure of our tax periods, our final tax liabilities could differ from our estimates.

We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes.  We also record valuation allowances against these deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, when, in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

Results of Operations - Three Months Ended October 2, 2005 and October 3, 2004

Net Sales and Gross Profit

Net sales for the first quarter of fiscal 2006 were $56.5 million, a decrease of 15% from the first quarter of fiscal 2005 sales of $66.2 million.  The decrease is attributed to lower sales of embedded power supplies of $6.3 million, partially offset by higher sales of systems of $1.4 million, primarily in the material handling market.  In addition, the first quarter of fiscal 2005 contained an additional week (fourteen weeks) compared to the first quarter of fiscal 2006, resulting in additional sales of $4.7 million in the fiscal 2005 first quarter.  We expect a modest increase in our second quarter fiscal 2006 revenue, due mainly to seasonal factors.

Our fiscal 2006 first quarter gross profit was $14.5 million, or 25.6% of sales, versus $16.1 million, or 24.3% of sales, in the first quarter of fiscal 2005.  The reduction in gross profits of $1.6 million from prior year was due to lower sales volumes in fiscal 2006, partially offset by improved product mix with proportionately greater sales of higher margin systems, and benefits achieved from the relocation of production to our lower cost operations in China.  The lower sales volume impacted gross profit negatively by an estimated $2.2 million, while the favorable sales mix and cost reductions had a favorable impact of $0.9 million.  Additionally, the first quarter of fiscal 2005 gross profit was negatively impacted by $0.3 million related to restructuring costs associated with plant consolidation in North America and transfer of production from Europe to China.

Research and Development, Selling, General and Administrative

R&D expense was $3.5 million, or 6.2% of sales, in the first quarter of fiscal 2006, comparable to the fiscal 2005 first quarter amount of $3.5 million, or 5.3% of sales.  We continue to invest in product development for new markets and applications such as alternative energy products for wind and solar markets and monitoring and control systems for the utility market.

SG&A expense was $9.9 million (17.5% of sales) in the first three months of fiscal 2006 versus $10.5 million (15.9% of sales) in the first three months of fiscal 2005.  This decrease was mainly due to a reduction in volume-related selling expenses, one less week of operations in the first quarter of fiscal 2006 (thirteen weeks) compared to fiscal 2005 (fourteen weeks), and the absence of restructuring charges in fiscal 2006, offset by higher pension expense and audit fees.  Our first quarter fiscal 2006 selling expenses were $4.2 million, versus $4.8 million in the first quarter of fiscal 2005, mainly due to decreased commission expense and cost reduction actions.  The additional week of operating expenses in the first quarter of fiscal 2005 increased SG&A by an estimated $0.7 million for the period, and restructuring expenses included in SG&A in the first quarter of fiscal 2005 were $0.3 million.  Our first quarter fiscal 2006 pension expense was $1.0 million compared to a fiscal 2005 first quarter expense amount of $0.3 million, while our audit fees increased by $0.3 million in the first quarter of fiscal 2006.

Income from Operations

Our operating income for the first quarter of fiscal 2006 was $1.0 million compared to income from operations of $2.1 million for the first quarter of fiscal 2005.  The decrease in operating profit is primarily due to lower sales volumes, which impacted gross profits, partially offset by lower spending in SG&A.

Interest and Other Expense

Interest expense was $0.3 million in the first quarter of fiscal 2006, comparable to interest expense of $0.3 million in the first quarter of fiscal 2005.  Other expense in comprised entirely of amortization of deferred financing amounts.  First-quarter fiscal 2006 amortization expense was $0.4 million, up from $0.1 million in the same period of fiscal 2005, due to the accelerated write-off of deferred financing assets upon expiration of our previous financing agreement with Bank One at the end of the first quarter of fiscal 2006.

Loss from Discontinued Operations

Our loss from discontinued operations for the first quarter of fiscal 2006 was $0.4 million compared to a loss of $0.6 million for the first quarter of 2005.  The decrease in net loss from the prior year relates to improved operating results in our telecom power business, which generated break-even results in the first quarter of fiscal 2006 versus a loss of $0.2 million in the prior year first quarter.  Other discontinued operations expense of $0.4 million, incurred in the first quarter of both 2006 and 2005, is comprised of expenses related to divested businesses resulting from indemnification agreements we provided upon sale of those businesses in prior years.  These expenses are comprised primarily of legal fees and other costs associated with the Nilssen patent infringement claim and, in fiscal year 2005, product liability claims.

Net Income (Loss)

Our net loss was $1.1 million in the first quarter of fiscal 2006, compared to net income of $0.5 million in the first quarter of fiscal 2005.  Despite the net loss in first quarter of fiscal 2006, we recorded a tax provision of $1.0 million due to net income generated by our foreign subsidiaries and a $0.4 million non-cash tax provision related to goodwill amortization.  The tax provision for the first quarter of 2005 was $0.6 million (as restated), which includes the impact of $0.4 million non-cash tax provision related to goodwill amortization.

Liquidity and Capital Resources

Our cash balance decreased $4.7 million during the first quarter of fiscal 2006, from $6.9 million at July 3, 2005 to $2.2 million at October 2, 2005.  Our primary uses of cash in the first quarter of fiscal 2006 were for vendor payments, capital expenditures, and payment of fees related to our new financing agreements.  Accounts payable balances decreased $4.8 million in the first quarter of fiscal 2006.  Our capital expenditures were $1.2 million, and we also paid loan origination and legal fees of $1.3 million related to our new financing agreements.  We have no current requirements or plans for additional major capacity expansion and we currently anticipate capital expenditures in fiscal 2006 to be less than $10 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

At October 2, 2005, total long-term borrowings including current portion were $24.9 million ($21.1 million in Europe and $3.8 million in the U.S.) compared to $25.2 million ($21.3 million in Europe and $3.9 million in the U.S.) as of July 2, 2005.  We were in violation of certain covenants under our U.S. credit agreement at July 3, 2005, and in July 2005, in exchange for a waiver of certain covenant defaults and the lender’s willingness to continue to extend credit under our agreement, we agreed to a permanent reduction in the aggregate lending commitment to $7.5 million and a change in the facility termination date from July 15, 2006 to September 30, 2005.  We also agreed to use our best efforts to obtain financing from other sources that would enable us to fully repay all indebtedness under the agreement.

On September 30, 2005, we entered into an agreement with Ableco, Inc. providing for an $18 million term loan (“Term Loan”) and an agreement with Wells Fargo Foothill, Inc. providing for a $13 million Revolving Credit Facility (“Revolving Loan”).  Borrowings under the Term Loan bear interest at the lender’s reference rate plus 5%, or, at our option, the London Interbank Offering Rate (LIBOR) plus 7.5%.  Such rates may be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement.  The Term Loan requires quarterly principal payments of $1 million beginning in September, 2006.  Borrowings under the Revolving Loan bear interest at the bank’s prime lending rate plus 2.5% percent or, at our option, LIBOR plus 4% percent.  Borrowings under the Revolving Loan are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory.  The Revolving Loan facility also supports the issuance of letters of credit.  Borrowings under the Term Loan and Revolving Loan are secured by substantially all of our domestic assets. We used the proceeds from the Revolving Loan to fully repay all outstanding obligations under our previous financing agreement with Bank One, which expired on September 30, 2005.

Our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs. Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 3% to 8%.  In addition, our European subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building.  Borrowings under this agreement bear interest at EURIBOR plus 1.5%.  The initial commitment to lend under this agreement was Euro 7.0 million, and the commitment has been reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  Our European subsidiary also has certain long-term notes and capital leases outstanding related mainly to equipment purchases.

As a result of the decline in interest rates and stock market equity values over the past several years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of October 2, 2005.  We did not make any contributions to the plan during fiscal 2005, as none were mandated.  Based upon current contribution credits available under pension funding regulations, actuarial projections indicate no mandatory contributions to the plan would be required through fiscal year 2007.  Depending upon changes in asset values and interest rates, as well as any discretionary contributions made by us in the interim period, required contributions in periods subsequent to fiscal 2007 could be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with the past divestiture of discontinued operations (see Note 5 of Notes to Condensed Consolidated Financial Statements).  In the fourth quarter of fiscal 2005, a decision was rendered in a patent infringement action brought against us by Ole K. Nilssen.  In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in May 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million, to be paid within ten days of the award.  Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award of $22.6 million, net of previously paid amounts, to Nilssen, which would have a material adverse effect on our cash flows during fiscal 2006.  We have adequate resources to support payment of the award if such a payment is necessary, however, payment of the award would result in higher outstanding debt balances and increased interest expense in fiscal 2006.

We do not have any off-balance sheet arrangements or variable interest entities as of October 2, 2005.

Based upon current plans and business conditions, we believe that global borrowing capacity under our various credit facilities, the anticipated sale of our telecom power business and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other near-term commitments.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in the telecommunications and electronic equipment markets, international sales and operations, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Form 10-K filing with the Securities and Exchange Commission for the year ended July 3, 2005, under the heading “Risk Factors Affecting the Company’s Financial Outlook”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, from time to time we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Company policy prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks since that reported in the our Annual Report on Form 10-K dated July 3, 2005.  A discussion of our accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies under Note 2 in the Notes to Condensed Consolidated Financial Statements.  We did not have any outstanding hedge instruments or contracts at October 2, 2005 or July 3, 2005.

Interest Rates

The fair value of our debt was $24.9 million at October 2, 2005, equal to the carrying value at that date.  The fair value of our debt is equal to the borrowings outstanding from domestic and foreign banks and small amounts owed under capital lease arrangements.  For our debt outstanding at October 2, 2005, a hypothetical 10% adverse change in interest rates would increase our annual interest expense by an estimated $0.2 million.  Prospectively we expect our interest expense to increase based on higher interest rates and potentially higher outstanding debt levels under our Term Loan and Revolving Loan (see Liquidity and Capital Resources).

Foreign Currency Exchange Rates

We generally do not enter into foreign exchange contracts to protect against reductions in value and volatility of future cash flows caused by changes in exchange rates, but we may selectively enter into foreign exchange contracts to hedge certain exposures in Europe.  Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

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

We had no foreign currency contracts outstanding at October 2, 2005 or July 3, 2005.

Item 4 – Controls and Procedures

As required by Section 404 of the Sarbenes Oxley Act of 2002, we continue to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively. As of July 3, 2005, we concluded that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting with respect to accounting for income taxes, resulting from an incorrect application of SFAS No. 109, Accounting for Income Taxes.

As of the date of this filing, we have remediated this material weakness in our internal control over financial reporting with respect to accounting for income taxes. The remedial actions included improving processes and accounting reviews designed to ensure that all relevant personnel involved in accounting for income taxes understand and apply tax accounting in compliance with SFAS No. 109.

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of October 2, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended October 2, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by us of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude us from making, using or selling products allegedly infringing his patents. In April 2003, Nilssen’s lawsuit against us and our counterclaims against Nilssen were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November, 2004 and a decision awarding Nilssen $23.4 million was issued on May 3, 2005. Nilssen’s motion to enter the award as a judgment in U.S. District Court for the Northern District of Illinois and our counter-motion to vacate the award on the grounds that it was fraudulently obtained are pending in the U.S. District Court for the Northern District of Illinois.  Our request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award to Nilssen, which would have a material adverse effect on our cash flows during fiscal 2006.

In June 2001, we sold our lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In February 2003, Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which we accepted, subject to the limitations set forth in the sale agreement.  Meanwhile, a response was filed denying that the products infringe any valid patent and asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid. The case is now pending in the Central District of Tennessee.  As of the date of this report, Nilssen has voluntarily dismissed all but four of the patents from the lawsuit and requests for re-examination of two of the remaining patents by the Patent and Trademark Office have been accepted.  A motion for summary judgment that various claims of the patents at issue are invalid and that the accused ULT products do not infringe a claim of one of the patents was filed on November 1, 2005.  A hearing date has not yet been set.  We will continue to aggressively defend the claims against ULT while the re-examinations and the motion for summary judgment are pending; however, a decision in the lawsuit that is ultimately unfavorable to ULT could have a material adverse effect on our financial position, cash flows and results of operations as a result of its indemnification obligations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our first fiscal quarter ended October 2, 2005.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)                                    The Annual Meeting of Stockholders of the Company was held on November 9, 2005.

(b)                                   The following named persons were elected as directors at such meeting:

Andrew G. Galef

Thomas G. Boren

Dewain K. Cross

Yon Yoon Jorden

Paul J. Kofmehl

Mitchell I. Quain

Robert E. Wycoff

(c)                                    The votes cast for and withheld with respect to each nominee for director are as follows:

Nominee	For	Withheld

Andrew G. Galef	25,287,305	447,936
Thomas G. Boren	25,383,690	351,551
Dewain K. Cross	25,348,139	387,102
Yon Yoon Jorden	26,612,552	122,689
Paul J. Kofmehl	25,301,421	433,820
Mitchell I. Quain	25,617,408	117,833
Robert E. Wycoff	25,611,322	123,919

(d)                                   The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2006 was ratified. The votes cast for and against the appointment, and the votes that abstained are as follows:

For	Against	Abstained
25,680,415	13,449	41,337

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)                                  Index to Exhibits

10.1                   Credit Agreement dated as of September 30, 2005, among the Company, Magnetek ADS Power, Inc., Magnetek Mondel Holding, Inc., and Wells Fargo Foothill, Inc.*

10.2                   Credit Agreement dated as of September 30, 2005, among the Company, Magnetek ADS Power, Inc., Magnetek Mondel Holding, Inc., MagneTek National Electric Coil, Inc., Magnetek Alternative Energy, Inc., Mondel ULC, and Ableco Finance, LLC.*

10.3                   Definitions to Credit Agreements referenced in Exhibits 10.1 and 10.2 above.*

10.4                   Form of Non-Qualified Stock Option Agreement Pursuant to the 2004 Stock Incentive Plan of Magnetek, Inc.*

10.5                   Form of Restricted Stock Award Agreement Pursuant to the 2004 Stock Incentive Plan of Magnetek, Inc.*

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

*           Filed with this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

/s/ David P. Reiland
Date: November 11, 2005	David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)