Form 10-Q
period 2006-01-01
MAGNETEK INC
filed 2006-02-10
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2006

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of Registrant’s Common Stock, as of January 31, 2006, was 29,090,834 shares.

2006 MAGNETEK, INC. FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 1, 2006

MAGNETEK, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

January 1, 2006 and January 2, 2005

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	(13 weeks) January 1, 2006	(13 weeks) January 2, 2005
		(restated)

Net sales	$59,333	$61,999
Cost of sales	44,026	46,397

Gross profit	15,307	15,602
Research and development	3,947	3,694
Selling, general and administrative	10,281	10,557

Income from operations	1,079	1,351
Interest expense	856	274
Other (income) expense	149	(1,240)

Income from continuing operations before provision for income taxes	74	2,317
Provision for income taxes	750	540
Net income (loss) from continuing operations	(676)	1,777

Loss from discontinued operations	(1,049)	(1,615)

Net income (loss)	$(1,725)	$162

Earnings (loss) per common share

Basic and diluted:
Net income (loss) from continuing operations	$(0.02)	$0.06
Loss from discontinued operations	(0.04)	(0.05)
Net income (loss)	$(0.06)	$0.01

Weighted shares outstanding:
Basic	28,890	28,520
Diluted	28,890	29,278

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED

January 1, 2006 and January 2, 2005

 (amounts in thousands, except per share data)

(unaudited)

	Six Months Ended
	(26 Weeks) January 1, 2006	(27 Weeks) January 2, 2005
		(restated)

Net sales	$115,844	$128,207
Cost of sales	86,049	96,484

Gross profit	29,795	31,723
Research and development	7,476	7,189
Selling, general and administrative	20,218	21,083

Income from operations	2,101	3,451
Interest expense	1,202	581
Other (income) expense	525	(1,183)

Income from continuing operations before provision for income taxes	374	4,053
Provision for income taxes	1,700	1,175
Net income (loss) from continuing operations	(1,326)	2,878

Loss from discontinued operations	(1,453)	(2,176)

Net income (loss)	$(2,779)	$702

Earnings (loss) per common share

Basic and diluted:
Net income (loss) from continuing operations	$(0.05)	$0.10
Loss from discontinued operations	(0.05)	(0.08)
Net income (loss)	$(0.10)	$0.02

Weighted shares outstanding:
Basic	28,888	28,511
Diluted	28,888	29,272

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

January 1, 2006 and July 3, 2005

(amounts in thousands)

	January 1, 2006	July 3, 2005
	(unaudited)
ASSETS

Current assets:
Cash	$3,607	$6,854
Restricted cash – escrow account	22,602	—
Accounts receivable, net	53,474	54,022
Inventories, net	51,523	49,950
Prepaid expenses and other	5,194	5,713
Assets held for sale	6,265	4,727
Total current assets	142,665	121,266

Property, plant and equipment	131,715	129,473
Less accumulated depreciation	100,690	97,534
Net property, plant and equipment	31,025	31,939

Goodwill	63,592	63,656
Other assets	11,229	12,319
Total assets	$248,511	$229,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,697	$36,974
Accrued liabilities	7,657	8,523
Accrued arbitration award	22,602	22,602
Liabilities held for sale	1,963	1,220
Current portion of long-term debt	28,198	5,702
Total current liabilities	95,117	75,021

Long-term debt, net of current portion	18,024	19,528

Pension benefit obligations, net	72,468	70,568

Other long-term obligations	7,959	7,627

Deferred income taxes	11,134	10,376

Commitments and contingencies

Stockholders’ equity:
Common stock	287	286
Additional paid in capital	129,034	128,664
Retained earnings	37,239	40,018
Accumulated other comprehensive loss	(122,751)	(122,908)
Total stockholders’ equity	43,809	46,060

Total liabilities and stockholders’ equity	$248,511	$229,180

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED

January 1, 2006 and January 2, 2005

(amounts in thousands)

(unaudited)

	Six Months Ended
	(26 Weeks) January 1, 2006	(27 Weeks) January 2, 2005
		(restated)
Cash flows from continuing operating activities:
Net income (loss) from continuing operations	$(1,326)	$2,878
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	4,445	4,834
Tax refund proceeds, net	—	3,332
Stock based compensation expense	222	—
Changes in operating assets and liabilities	1,771	(8,133)
Total adjustments	6,438	33
Net cash provided by continuing operating activities	5,112	2,911

Cash flows from discontinued operations:
Loss from discontinued operations	(1,453)	(2,176)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Depreciation and amortization	—	63
Changes in operating assets and liabilities	(795)	(398)
Capital expenditures	—	(16)
Net cash used in discontinued operations	(2,248)	(2,527)

Net cash provided by operating activities	2,864	384

Cash flows from investing activities:
Deposit into escrow account	(22,602)	—
Capital expenditures	(3,182)	(3,922)
Net cash used in investing activities	(25,784)	(3,922)

Cash flows from financing activities:
Proceeds from issuance of common stock	149	236
Borrowings under line-of-credit agreements	687	6,391
Principal repayments under capital lease obligations	(148)	(40)
Borrowings under long term notes	20,819	—
Repayments of long term notes	(366)	(1,272)
Increase in deferred financing costs	(1,468)	(41)
Net cash provided by financing activities	19,673	5,274

Net increase (decrease) in cash	(3,247)	1,736
Cash at the beginning of the period	6,854	2,318

Cash at the end of the period	$3,607	$4,054

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 1, 2006

(Amounts in thousands unless otherwise noted, except per share data)

(unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 3, 2005 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 1, 2006, and the results of its operations and its cash flows for the three-month and six-month periods ended January 1, 2006 and January 2, 2005.  Results for the six-months ended January 1, 2006 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended January 1, 2006 and January 2, 2005 each contained 13 weeks; the six-month periods ended January 1, 2006 and January 2, 2005 contained 26 and 27 weeks, respectively.

2.             Summary of Significant Accounting Policies

Restatement - The accompanying condensed consolidated financial statements have been restated for the three- and six-month periods ended January 2, 2005.

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

The Company has determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased its valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. The Company further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, the Company has restated its quarterly results for fiscal 2005.  The impact of this restatement on the three- and six-month periods ended January 2, 2005 was an increase in the Company’s valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million and $0.8 million, respectively.

The restatement did not have a material impact on the Company’s financial position at the end of the reported period and had no impact on the Company’s cash flows for the restated periods.

The table below reflects the impact of the restatement on the Company’s results of operations for the three- and six- month periods ended January 2, 2005:

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
For the periods ended January 2, 2005 (Amounts in thousands except per share amounts)	As previously reported	As restated	As previously reported	As restated

Provision for income taxes	$140	$540	$375	$1,175

Net income	$562	$162	$1,502	$702

Net income per common share, basic and diluted	$0.02	$0.01	$0.05	$0.02

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

Reserves for Contingencies

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies.  SFAS No. 5 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.

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

The Company does not record deferred taxes on domestic pre-tax income or losses, due to (1) the availability of net operating loss (NOL) carryforwards that have been fully reserved through valuation allowances for pre-tax income, and (2) uncertainty surrounding the timing of realizing NOL carryforwards generated in the current period in future periods.

With the exception of approximately $3.0 million of foreign earnings that the Company repatriated during the six months ended January 1, 2006 for various financing needs, the Company presently intends to reinvest any earnings overseas indefinitely.

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

Prior to fiscal year 2006, as was permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for stock-based awards using the intrinsic-value method under APB No. 25.  Under APB No. 25, the Company recognized no compensation expense with respect to such awards, as the exercise prices of stock option grants were always equal to or greater than the market price of the stock at the grant date.  Accordingly, no stock-based employee compensation expense for stock options is reflected in net income in the accompanying condensed consolidated financial statements for the three- and six-month periods ended January 2, 2005.

Effective July 4, 2005, the Company adopted SFAS No. 123 (R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s financial statements based upon their fair values.  The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date.  Compensation cost recognized for the three- and six-month periods ended January 1, 2006 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods have not been restated.

In the fourth quarter of fiscal 2005, the Company approved the acceleration of the vesting of all out-of-the-money (“underwater”) unvested stock options held by the Company’s current employees, including executive officers, on June 1, 2005. No stock options held by directors were subject to the acceleration.  The decision to accelerate vesting of these underwater options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations upon adoption of SFAS No. 123 (R), as described above.  As a result of the acceleration, the Company reduced the stock option compensation expense it otherwise would be required to record by approximately

$1.9 million in fiscal 2006, $1.4 million in fiscal 2007 and less than $0.1 million in fiscal 2008 on a pre-tax basis, resulting in an additional $3.4 million of pro-forma expense in fiscal 2005.  The accelerated vesting was a modification of outstanding awards as defined by SFAS No. 123, which resulted in incremental pro-forma compensation expense of $0.3 million in fiscal 2005.

The Company did not issue any stock options during the six-month period ended January 1, 2006.  In August 2005, the Company granted 500,000 shares of restricted stock with a fair value of $2.77 per share.  The restricted shares fully vest on January 1, 2009.  The total estimated compensation expense of $1.4 million related to the grant will be recorded ratably from the grant date through the vesting date.  Compensation expense related to the restricted stock grant included in the condensed consolidated statement of operations for the three- and six-month periods ended January 1, 2006 is $103 and $149 respectively.  The remaining portion of stock-based compensation expense recorded in the three- and six-month periods ended January 1, 2006, $37 and $73 respectively, relates to non-vested director stock option grants.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share amounts)	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
		(restated)		(restated)
Net income (loss), as reported	$(1,725)	$162	$(2,779)	$702

Add: Stock-based compensation expense included in reported net income, net of related tax effects	140	—	222	—

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(140)	(1,160)	(222)	(2,384)

Pro forma net loss	$(1,725)	$(998)	$(2,779)	$(1,682)

Earnings (loss) per share as reported:
Basic and diluted	$(0.06)	$0.01	$(0.10)	$0.02

Pro forma loss per share:
Basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.06)

The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes model, assuming no dividends, using the following historical assumptions:

	Options
Weighted average assumptions used in recent fiscal years:	2006	2005	2004

Expected life (years)	6.1	6.1	6.1
Expected stock price volatility	72.2%	72.2%	65.8%
Risk-free interest rate	4.9%	4.4%	3.5%

As stated above, no options were issued in the first six months of fiscal 2006.

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

Warranties – The Company offers warranties for certain products that it manufactures, with warranty terms generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.

Earnings per Share – In accordance with SFAS No. 128, Earnings per Share, basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal period.

Derivative Financial Instruments – The Company periodically uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and the matching of the derivative to the underlying transaction. The resulting gains or losses are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedge transaction are expensed.  The Company had no derivative financial instruments at January 1, 2006 and July 3, 2005.

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

3.             Discontinued Operations

In the third quarter of fiscal 2005, the Company committed to a plan to divest its telecom power business and began marketing the business.  Management determined that the assets and liabilities to be sold constituted a disposal group under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, and that all of the “assets held for sale” criteria outlined in SFAS No. 144 were met.  Accordingly, the operating results of this business are classified as discontinued operations in the accompanying condensed consolidated statements of operations and its assets and liabilities are classified as held for sale in the accompanying condensed consolidated balance sheets for all periods presented.  The estimated fair value of the disposal group at January 1, 2006 is $4.3 million.

The Company also recorded other expenses related to divested businesses as discontinued operations, primarily legal fees related to a patent infringement claim and a related indemnification agreement provided by the Company upon the sale of its lighting business in prior years.  These expenses are reported as “other discontinued operations expense” in the table below.

The results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Net Sales	$4,262	$2,027	$7,792	$4,997

Loss from telecom business, net of tax	$(142)	$(475)	$(134)	$(594)
Other discontinued operations expense	(907)	(1,140)	(1,319)	(1,582)
Loss from discontinued operations	$(1,049)	$(1,615)	$(1,453)	$(2,176)

The Company did not allocate any interest expense to discontinued operations, and no tax benefit was recorded related to discontinued operations for any of the periods presented.

4.             Inventories

Inventories at January 1, 2006 and July 3, 2005 consist of the following:

	January 1, 2006	July 3, 2005
Raw materials and stock parts	$28,953	$30,257
Work-in-process	10,818	9,452
Finished goods	11,752	10,241
	$51,523	$49,950

5.             Commitments and Contingencies

Litigation – Product Liability

The Company has settled or otherwise resolved all of the product liability lawsuits associated with its discontinued business operations and believes that any new claims associated with discontinued operations would either qualify as an assumed liability, as defined in the various purchase agreements related to the sale of those businesses, or would be barred by an applicable statute of limitations.  The Company was a named party in two product liability lawsuits related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc.  The Company tendered both claims to the insurance companies that provided coverage for MXT Holdings, Inc. against such losses and the tenders were accepted by the carriers, subject to a reservation of rights.  One of the cases has settled, with the insurer bearing all liability for the claim, and management believes that the insurer will bear all liability, if any, with respect to the remaining case and that the proceedings will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers of the previously acquired businesses and is awaiting their response.  The Company has also filed a late claim in the amount of $2.5 million in the Federal-Mogul bankruptcy proceedings to recover attorney’s fee paid for the defense of these claims, which the Company believes is an obligation of Federal Mogul although the claim is subject to challenge.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

Litigation – Patent Infringement

In April 1998, Mr. Ole K. Nilssen (“Nilssen”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. In April 2003, Nilssen’s lawsuit against the Company and the Company’s counterclaims against Nilssen were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November, 2004 and a decision awarding Nilssen $23.4 million was issued on May 3, 2005. Nilssen’s motion to enter the award as a judgment in U.S. District Court for the Northern District of Illinois and Magnetek’s counter-motion to vacate the award on grounds that it was fraudulently obtained are pending in the U.S. District Court for the Northern District of Illinois.  Magnetek’s request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award by the Company to Nilssen in the amount of $22.6 million (the arbitration award of $23.4 million net of previously paid amounts of $0.8 million), which would have a material adverse effect on the Company’s cash flows during the period such payment would be made.  In November 2005, the Company deposited $22.6 million into an escrow account to ensure that it is able to satisfy the Nilssen arbitration award in the event that its appeal of the award is not successful.

In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In February 2003, Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of 29 of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement.  A response was filed denying that the products infringe any valid patent and asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid. The case was removed to the District Court for the Central District of Tennessee and Nilssen voluntarily dismissed claims related to all but four of the patents.  The Patent and Trademark Office (“PTO”) has accepted ULT’s request for reexamination of the four remaining patents.  A motion for summary judgment that various claims of the patents at issue are invalid and that the accused ULT products do not infringe a claim of one of the patents was filed on November 1, 2005 but no hearing had been set as of January 5, 2006 when the Court granted ULT’s motion to stay proceedings in the lawsuit pending the PTO reexamination.  The Company will continue to aggressively defend the claims against ULT  however, a decision in the lawsuit that is ultimately unfavorable to ULT could have a material adverse effect on the Company’s financial position, cash flows and results of operations as a result of its indemnification obligations.

Environmental

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of those businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the second quarter of fiscal year 2006 and are not expected to result in material expenditures for the remainder of fiscal 2006.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material during the second quarter of fiscal year 2006 and are not expected to be material during the remainder of fiscal 2006.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

Environmental - Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability for potential response costs related to offsite disposal locations. FOL, the successor to Universal’s indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax credits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding. FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6.             Comprehensive Income (Loss)

For the three- and six-month periods ended January 1, 2006 and January 2, 2005, comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
		(restated)		(restated)
Net income (loss)	$(1,725)	$162	$(2,779)	$702
Currency translation adjustment	(685)	5,816	157	7,691
Comprehensive income (loss)	$(2,410)	$5,978	$(2,622)	$8,393

7.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six- month periods ended January 1, 2006 and January 2, 2005.

	Three Months Ended		Six Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
		(restated)		(restated)
Numerator:
Net income (loss) from continuing operations	$(676)	$1,777	$(1,326)	$2,878
Loss from discontinued operations	(1,049)	(1,615)	(1,453)	(2,176)
Net income (loss)	$(1,725)	$162	$(2,779)	$702

Denominator:
Weighted average shares for basic earnings per share	28,890	28,520	28,888	28,511
Add dilutive effective of stock options outstanding	—	758	—	761
Weighted average shares for diluted earnings per share	28,890	29,278	28,888	29,272

Basic & Diluted:
Net income (loss) per share from continuing operations	$(0.02)	$0.06	$(0.05)	$0.10
Loss per share from discontinued operations	$(0.04)	$(0.05)	$(0.05)	$(0.08)
Net income (loss) per share	$(0.06)	$0.01	$(0.10)	$0.02

Due to the net loss from continuing operations, the loss from discontinued operations, and the net loss for the three- and six-month periods ended January 1, 2006, the effect of 0.5 million and 0.4 million shares of stock options, respectively, was excluded from the calculations of diluted loss per share, as their impact would be anti-dilutive.  Similarly, the dilutive effect of stock options outstanding was not included in the calculation of diluted loss per share from discontinued operations for the three- and six-month periods ended January 2, 2005.

8.             Warranties

The Company offers warranties for certain products that it manufactures, with warranty terms generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six months ended January 1, 2006 and January 2, 2005 were as follows:

	Six Months Ended
	January 1, 2006	January 2, 2005
Balance, beginning of fiscal year	$315	$204
Additions charged to earnings for product warranties	319	363
Use of reserve for warranty obligations	(292)	(288)
Balance, end of period	$342	$279

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.             Restructuring Costs

The Company began restructuring activities during the second quarter of fiscal 2004, which included a workforce reduction of approximately 200 positions in Europe and the relocation of those positions to lower cost facilities in Eastern Europe and China.  The Company completed these restructuring activities in fiscal 2005, and as a result, did not incur any costs related to these activities in the three- and six-month periods ended January 1, 2006.  The Company incurred restructuring costs for the three- and six-month periods ended January 2, 2005 of $0.1 million and $0.2 million, respectively, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

In the fourth quarter of fiscal 2004, the Company began the consolidation of its Glendale Heights, IL operation into its Menomonee Falls, WI facility.  The Company completed these restructuring activities by the end of fiscal 2005, and as a result, did not incur any costs related to these activities in the three- and six-month periods ended January 1, 2006.  Costs incurred in the three-month period ended January 2, 2005 were $0.2 million, of which $0.1 million are included in cost of goods sold and $0.1 million are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Costs incurred in the six-month period ended January 2, 2005 were $0.6 million, of which $0.3 million are included in cost of goods sold and $0.3 million are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

10.           Stock-Based Compensation Plans

The Company has two stock option plans (the “Plans”), one of which provides for the issuance of both incentive stock options (under Section 422A of the Internal Revenue Code of 1986) and non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant, and one of which only provides for the issuance of non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. One of the Plans also provides for the issuance of stock appreciation rights, restricted stock, incentive bonuses and incentive stock units. The total number of shares of the Company’s common stock authorized to be issued upon exercise of the stock options and other stock rights under the Plans is 2,100,000.  Options granted under these Plans vest in equal annual installments of two, three or four years.

The accompanying condensed consolidated statements of operations for the three- and six-month periods ended January 1, 2006, include compensation expense related to all stock-based awards of $0.1 million and $0.2 million, respectively  (see Note 2 of Notes to Condensed Consolidated Financial Statements).  The three- and six-month periods ended January 2, 2005, do not include any compensation expense related to stock-based awards, as the Company was accounting for stock-based compensation using the intrinsic-value method under APB No. 25, which permitted footnote disclosure only of the impact of stock-based awards on a pro forma basis.   The pro forma expense related to stock-based awards for the three- and six-month periods ended January 2, 2005 was $1.2 million and $2.4 million respectively.

A summary of certain information with respect to options under the Plans follows:

Stock Option Activty		Weighted- Average Exercise	Aggregate Intrinsic Value
Six Months Ended January 1, 2006	Shares	Price	($000s)

Options outstanding, July 3, 2005	8,178,294	$8.77
Options granted	—
Options exercised	—
Options cancelled	(640,996)	$10.21
Options outstanding, January 1, 2006	7,537,298	$8.65	$52

Exercisable options	7,477,298	$8.68	$27

As of January 1, 2006, there was $0.1 million of total unrecognized compensation cost related to unvested stock option awards granted under the Plans.  This cost is expected to be recognized over a weighted-average period of 1.0 years.

The following table provides information regarding exercisable and outstanding options as of January 1, 2006:

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)

Under $5.00	1,663,668	$3.90	7.52	1,701,168	$3.87	7.57
$ 5.00 - $10.00	3,642,040	7.80	5.78	3,664,540	7.80	5.79
$ 10.00 - $15.00	1,242,601	11.44	5.04	1,242,601	11.44	5.04
Over $15.00	928,989	17.03	2.52	928,989	17.03	2.52
Total	7,477,298	$8.68	5.64	7,537,298	$8.65	5.67

The following table provides information regarding unvested stock activity for the six months ended January 1, 2006:

Unvested Shares	Shares	Weighted- Average Grant Date Fair Value

Unvested at July 3, 2005	—
Granted	500,000	$2.77
Vested	—
Forfeited	—
Unvested at January 1, 2006	500,000	$2.77

As of January 1, 2006, there was $1.2 million of total unrecognized compensation cost related to unvested restricted stock arrangements granted under the Plans.  This cost is expected to be recognized over a weighted-average period of 3.0 years.

11.           Pension Expense

For the three- and six-month periods ended January 1, 2006 and January 2, 2005, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Six Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Interest cost	$2,440	$2,364	$4,880	$4,903
Expected return on plan assets	(2,552)	(2,630)	(5,104)	(5,569)
Recognized net actuarial losses	1,062	659	2,124	1,380

Total net pension expense	$950	$393	$1,900	$714

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

The Company has determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased its valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. The Company further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, the Company has restated its quarterly results for fiscal 2005.  The impact of this restatement on the three- and six-month periods ended January 2, 2005 was an increase in the Company’s valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million and $0.8 million, respectively.

Similarly, the Company’s tax provision of $0.8 million for the three months ended January 1, 2006 also included an amount of $0.4 million to increase the Company’s valuation allowance for deferred tax assets related to tax-deductible amortization of goodwill.   The remaining tax provision of $0.4 million for the three months ended January 1, 2006 was comprised of income taxes of the Company’s foreign subsidiaries.   The Company’s tax provision of $1.7 million for the six months ended January 1, 2006 included an amount of $0.8 million to increase the Company’s valuation allowance for deferred tax assets related to tax-deductible amortization of goodwill.   The remaining tax provision of $0.9 million for the six months ended January 1, 2006 was comprised of income taxes of the Company’s foreign subsidiaries.

13.           Bank Borrowing Arrangements

At July 3, 2005, the Company had an asset based credit agreement (“Credit Agreement”) for North American operations with Chase Bank (formerly Bank One).  Available borrowings under the Credit Agreement were determined by a borrowing base formula as defined in the agreement, based primarily on the levels of domestic accounts receivable and inventory.  The facility also supported the issuance of letters of credit.  Borrowings under the Credit Agreement were secured by substantially all of the Company’s North American assets and bore interest at the bank’s prime lending rate plus 1%, or, at the Company’s option, the London Interbank Offering Rate (LIBOR) plus 3.25%.

The Company was in violation of certain covenants at July 3, 2005, and in July 2005, in exchange for a waiver of certain covenant defaults and the lender’s willingness to continue to extend credit under the agreement, the Company agreed to a permanent reduction in the aggregate lending commitment to $7.5 million and a change in the facility termination date from July 15, 2006 to September 30, 2005.  The Company also agreed to use its best efforts to obtain financing from other sources that would enable the Company to fully repay all indebtedness under the agreement.

On September 30, 2005, the Company entered into an agreement with Ableco, Inc. providing for an $18 million term loan and an agreement with Wells Fargo Foothill, Inc. providing for a $13 million revolving credit facility. Borrowings under the term loan bear interest at the lender’s reference rate plus 5%, or, at the Company’s option, the London Interbank Offering Rate (LIBOR) plus 7.5%.  Such rates may be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement.  The term loan requires quarterly principal payments of $1 million beginning in September 2006.  Borrowings under the revolving credit facility bear interest at the bank’s prime lending rate plus 2.5% or, at the Company’s option, LIBOR plus 4%.  Borrowings under the revolving credit facility are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory.  The revolving credit facility also supports the issuance of letters of credit.  Borrowings under the term loan and revolving credit facility are secured by substantially all of the Company’s domestic assets.  The Company used the proceeds from the revolving credit facility to fully repay all outstanding obligations under its previous financing agreement with Chase Bank (formerly Bank One), which expired on September 30, 2005.

In November 2005 the Company deposited $22.6 million into an escrow account to ensure that it is able to satisfy the Nilssen arbitration award in the event that its appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements).  The deposit was funded by borrowings under the $18.0 million term loan and by $4.6 million from the revolving credit facility, and is reported as restricted cash in the accompanying condensed consolidated balance sheet as of January 1, 2006.  As of January 1, 2006, the $18.0 million term loan was outstanding, and approximately $8.2 million was outstanding under the revolving credit facility.  The total of these two amounts, $26.2 million, is included in current portion of long-term debt in the accompanying condensed consolidated balance sheet as of January 1, 2006.  As of January 1, 2006, the Company was in violation of a covenant which required it to divest its telecom power business prior to the end of the second quarter of fiscal 2006.  The Company is in the process of formalizing a waiver of this covenant violation with its lenders.

The Company’s European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs. Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 3% to 8%.  In addition, the Company’s European subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building.  Borrowings under this agreement bear interest at EURIBOR plus 1.5%.  The initial commitment to lend under this agreement was Euro 7.0 million, and the commitment has been reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  The Company’s European subsidiary also has certain capital leases outstanding related mainly to equipment purchases.  As of January 1, 2006, total amounts outstanding under all European borrowing arrangements were $20.0 million, of which $2.0 million is included in current portion of long-term debt and $18.0 million is included in long term debt in the accompanying condensed consolidated balance sheet as of January 1, 2006.

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

Restatement of Fiscal 2005 Interim Periods and Reclassification

As stated in Note 2 of Notes to Condensed Consolidated Financial Statements, we have restated our financial statements for the interim periods of fiscal 2005 with respect to accounting for income taxes.

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

We determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased our valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. We further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, we have restated our quarterly results for fiscal 2005.  The impact of this restatement on the three and six months ended January 1, 2006 was an increase in our valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million and $0.8 million, respectively.  The restatement did not have a material impact on our financial position as of January 1, 2006, and had no impact on our cash flows for the restated periods.

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

Our power control systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  cranes and hoists; transportation (elevators and railway); fuel cell, wind and photovoltaic markets; street light monitoring and control; and utility grid monitoring.

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

We continue to see fluctuating demand in our traditional telecommunications and information technology markets (embedded power products), stable to growing demand in our traditional systems markets (crane & hoist and elevators), and increased interest in our alternative energy and utility products, although these products are not yet contributing significantly to our sales.  Our operating results continue to be negatively impacted by expenses related to businesses we no longer own, mainly legal fees incurred in our appeal of a $23.4 million patent infringement arbitration award and a related indemnification agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements).  These expenses are included in loss from discontinued operations in the accompanying condensed consolidated statements of operations.  In an effort to improve our competitive position and our operating results, within the past year we decided to divest our telecom power business, have completed restructuring actions in both North America and Europe, doubled our production capacity in China, increased our investment in research and development (“R&D”) spending on new products, and obtained new financing agreements to improve our liquidity.  In addition, we recently announced plans to further reduce our workforce in Europe and shift additional production to China.

Second-quarter fiscal 2006 bookings (new orders received) were $63.6 million and our backlog as of January 1, 2006 was $63.4 million.  Bookings for the second quarter of fiscal 2005 were $53.6 million and our backlog as of January 2, 2005 was $69.9 million.  The increase in bookings versus the prior year is primarily related to an increase in bookings for embedded power products.  Net sales for the second quarter of fiscal 2006 were $59.3 million compared to net sales of $62.0 million in the second quarter of fiscal 2005.  The decrease in net sales was due to lower sales of embedded power products.  Net sales for the six months ended January 1, 2006 were $115.8 million, a decrease of $12.4 million compared to net sales of $128.2 million for the six months ended January 2, 2005.  The decrease is due to lower sales of embedded power products, and in addition, the first six months of fiscal 2005 contained 27 weeks while the first six months of fiscal 2006 contained 26 weeks.  We continue to focus on gaining share in systems markets and on new product introductions in industrial, transportation, utility, and alternative energy markets, and our future sales growth is largely dependent on the success of this strategy.

Gross profit in the second quarter of fiscal 2006 was $15.3 million, down from $15.6 million in the second quarter of fiscal 2005.  However, gross profit as a percentage of sales increased from 25.2% in the second quarter of fiscal 2005 to 25.8% in the second quarter of fiscal 2006, a four-year high.  The gross profit percentage improvement is attributed to an improved sales mix as well as cost reductions from restructuring actions and our operations in China.

Our R&D expense was $3.9 million in the second quarter of fiscal 2006, compared to $3.7 million in the second quarter of fiscal 2005.  We continue to invest in developing new products for existing and new markets, including alternative energy products for solar and wind applications and monitoring and control systems for utility markets.  Selling, general and administrative (“SG&A”) expense was $10.3 million in the second quarter of fiscal 2006 compared to $10.6 million in the second quarter of fiscal 2005, mainly due to reduced volume-related selling expenses and the absence of restructuring costs in fiscal 2006, partially offset by higher pension expense, which increased by $0.6 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.  Our future annual pension expense will depend on future interest rate levels, values in equity and fixed income markets, and contributions we may elect to make to the plan.

Mainly as a result of decreased sales and the resulting lower gross profit, our income from operations decreased to $1.1 million in the second quarter of fiscal 2006 from $1.4 in the second quarter of fiscal 2005.  Our net loss from continuing operations in the second quarter of fiscal 2006 was $0.7 million, or $0.02 per share, and reflects interest expense of $0.9 million as well as a provision for income taxes of $0.8 million.  In the second quarter of fiscal 2005 we earned net income from continuing operations of $1.8 million, or $0.06 per share.  Fiscal 2005 second quarter net income includes other income of $1.3 million from the sale and license of patents and rights, offset by interest expense of $0.3 million.

In September 2005, we entered into agreements with lenders providing for an $18 million term loan and a $13 million revolving credit facility, expanding our credit facilities for greater operating flexibility.  In November 2005, we deposited $22.6 million into an escrow account to be used to satisfy the Nilssen arbitration award in the event our appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements).  The source of funds for the escrow deposit was the $18 million term loan and $4.6 million from our revolving credit facility, and is included in the current portion of long term debt in the accompanying condensed consolidated balance sheet as of January 1, 2006.  The funds in escrow are reported as restricted cash in the accompanying condensed consolidated balance sheet as of January 1, 2006.

We generated $2.9 million in cash from operating activities during the six months ended January 1, 2006, compared to $0.4 million for the six months ended January 2, 2005.  Capital expenditures in the first six months of fiscal 2006 were $3.2 million, while depreciation and amortization expense was $4.4 million, compared to capital expenditures of $3.9 million and depreciation and amortization expense of $4.8 million for the same period in fiscal 2005.  Our total long-term debt increased during the first six months of fiscal 2006 by $21.0 million to $46.2 million, due mainly to borrowings to fund the escrow account.  Similarly, our combined cash and restricted cash balances increased from $6.9 million at July 3, 2005, to $26.2 million at January 1, 2006.

We will continue to focus our development, marketing and selling capabilities on higher margin systems applications and markets.  Our efforts to improve margins include manufacturing cost reduction programs, most notably a continued shift of our manufacturing to China, and selected outsourcing.  We have also further consolidated administrative operations and functions in fiscal 2006.  However, future sustained profitability is highly dependent upon improvement in revenues and gross margins, successful implementation of our strategy to penetrate higher margin markets, a shift in our sales mix to proportionately higher sales of systems, and favorable outcomes in certain legal matters, primarily the patent infringement claims (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements.  In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Such estimates are based upon historical experience and other assumptions believed to be reasonable given known circumstances.  Actual results could differ from those estimates.  On an ongoing basis, we evaluate and update our estimates, including those related to accounting for inventories, goodwill, pension benefits and reserves for contingencies, including litigation and environmental issues.  We consider the following policies critical to understanding our financial position and results of operations.

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

Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  Items with no usage for the past 12 months and no expected future usage are considered obsolete, and are disposed of or fully reserved.  Reserves for excess inventory are determined based upon historical and anticipated usage as compared to quantities on hand.  Excess inventory is defined as inventory items with on-hand quantities in excess of one year’s usage and specified percentages are applied to the excess inventory value in determining the reserve.  Our reserve for excess and obsolete inventory has ranged from 9% to 10% of gross inventory value during the fiscal years 2005 and 2006.  Our assumptions have not changed significantly in the past, and we believe they are not likely to change in the foreseeable future.  We feel that our assumptions regarding inventory valuation have been accurate in the past, with the exception of an unexpected significant decline in demand in our telecom business in fiscal 2003, which resulted in a charge to discontinued operations of $4.7 million to increase our inventory reserves.

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

Pension Benefits

We sponsor a defined benefit plan that covers a number of current and former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, expected rates of return on plan assets and mortality rates.  We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.  Our plan assets are comprised mainly of common stock and bond funds.  The expected rate of return on plan assets is a long-term assumption and is generally not changed on an annual basis.  The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year.  Changes in assumptions typically result in actuarial gains or losses that are amortized in accordance with the methods specified in SFAS No. 87, Employers’ Accounting for Pensions.

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

We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes.  We also record valuation allowances against these deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, when, in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

Results of Operations - Three Months Ended January 1, 2006 and January 2, 2005

Net Sales and Gross Profit

Net sales for the second quarter of fiscal 2006 were $59.3 million, a decrease of 4.3% from the second quarter of fiscal 2005 sales of $62.0 million.  The decrease is due to lower sales of embedded power supplies, $3.2 million, and currency translation impact from a weaker Euro relative to the U.S. dollar, $2.2 million, partially offset by higher sales of systems of $2.7 million in material handling and alternative energy markets.

Our fiscal 2006 second quarter gross profit was $15.3 million, or 25.8% of sales, versus $15.6 million, or 25.2% of sales in the second quarter of fiscal 2005.  The reduction in gross profit of $0.3 million is due mainly to lower sales volumes of embedded power supplies and currency translation impact from the weaker Euro, offset by higher sales volumes of systems.  The improvement in gross profit as a percentage of sales is due to improved sales mix with greater sales of systems in the second quarter of fiscal 2006, cost reductions from restructuring actions and the relocation of production to lower cost facilities, including our plant in China.

Research and Development, Selling, General and Administrative

R&D expense was $3.9 million, or 6.7% of sales, in the second quarter of fiscal 2006 compared to $3.7 million, or 6.0% of sales, in fiscal 2005.  We continue to invest in product development for new markets and applications such as alternative energy markets for wind and solar markets and monitoring and control systems for the utility market.

SG&A expense was $10.3 million (17.3% of sales) in the second quarter of fiscal 2006 versus $10.6 million (17.0% of sales) in the fiscal 2005.  Our second quarter fiscal 2006 selling expenses were $4.4 million versus $4.6 million in the second quarter of fiscal 2005.  The decrease in selling expenses in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was due mainly to reduced commission expense.  Our second quarter fiscal 2006 general and administrative (G&A) expense was $5.9 million, comparable to second quarter fiscal 2005 expense of $6.0 million. The fiscal 2006 second quarter G&A expense as compared to the fiscal 2005 second quarter G&A expense had higher pension expense by $0.6 million (see Note 11 of Notes to Condensed Consolidated Financial Statements), higher audit fees of $0.1 million, and stock compensation expense of $0.1 million, offset by lower rent expense of $0.2 million, lower consulting expenses of $0.1 million and a favorable currency translation impact from the weaker Euro of $0.1 million.  In addition, the second quarter of fiscal 2005 G&A expense included $0.2 million in restructuring costs (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income from Operations

Our income from operations for the second quarter of fiscal 2006 was $1.1 million compared to income from operations of $1.4 million for the second quarter of fiscal 2005.  The reduction in income from operations is due to lower sales volumes and the related reduction in gross profit in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.

Interest Expense

Interest expense was $0.9 million for the second quarter of fiscal 2006 compared to interest expense of $0.3 million for the second quarter of fiscal 2005.  The increase in interest expense in the second quarter of fiscal 2006 was due to higher outstanding debt balances, due mainly to a deposit of $22.6 million into escrow in November 2005, which is being held to satisfy the Nilssen arbitration award in the event our appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements).  The escrow deposit was funded by our $18.0 million term loan and $4.6 million from our revolving debt facility.

Other (Income) Expense

Other expense for the second quarter of fiscal 2006 was $0.1 million, comprised entirely of deferred financing amortization expense.  Other income for the second quarter of fiscal 2005 of $1.2 million includes $1.3 million from the one-time sale and license of certain patents and technology rights, offset by $0.1 million in deferred financing amortization expense.  Under the terms of the fiscal 2005 sale and license agreement, we have no remaining obligations nor will we receive future payments.

Loss from Discontinued Operations

Our loss from discontinued operations for the second quarter of fiscal 2006 was $1.0 million compared to a loss from discontinued operations of $1.6 million in the second quarter of fiscal 2005.  The decrease in loss from discontinued operations from the prior year relates mainly to improved operating results in our telecom power business, which generated a loss of $0.1 million in the second quarter of fiscal 2006 versus a loss of $0.5 million in the second quarter of fiscal 2005.  Other discontinued operations expenses of $0.9 million incurred in the second quarter of fiscal 2006 were comprised of legal fees related to the Nilssen arbitration award appeal and indemnification of $0.7 million, as well as legal fees related to asbestos claims.  Other discontinued operations expenses of $1.1 million in the second quarter of fiscal 2005 were comprised of legal fees related to the Nilssen arbitration of $0.9 million, legal fees related to asbestos issues of $0.1 million, and expenses related to our divested telecom service business of $0.1 million.

Net Income (Loss)

Our net loss for the second quarter of fiscal 2006 was $1.7 million compared to net income of $0.2 million (as restated) for the second quarter of fiscal 2005.  Despite our pre-tax loss for the second quarter of fiscal 2006, we recorded a provision for income taxes of $0.8 million, comprised of a provision of $0.4 million due to net income generated by our foreign subsidiaries and a $0.4 million non-cash tax provision related to goodwill amortization.  Our provision for income taxes for the second quarter of fiscal 2005 was $0.5 million (as restated), which includes $0.1 million due to net income generated by our foreign subsidiaries and a $0.4 million non-cash tax provision related to goodwill amortization.

Results of Operations - Six Months Ended January 1, 2006 and January 2, 2005

Net Sales and Gross Profit

Net sales for the first six months of fiscal 2006 were $115.8 million, a decrease of 9.7% from net sales of $128.2 million for the first six months of fiscal 2005.  The decrease is due to lower sales of embedded power supplies of $9.8 million and currency translation impact from a weaker Euro relative to the U.S. dollar of $3.0 million, partially offset by higher sales of systems in material handling of $4.2 million and alternative energy of $1.2 million.  In addition, the first six months of fiscal 2005 contained an additional week (27 weeks) compared to the first six months of fiscal 2006 (26 weeks), resulting in additional sales of $4.7 million in the first six months of fiscal 2005.

Our gross profit for the first six months of fiscal 2006 was $29.8 million, or 25.7% of sales, versus $31.7 million, or 24.7% of sales in the first six months of fiscal 2005.  The decrease in gross profit is due to lower sales volumes of embedded power supplies, $2.7 million, and translation impact from the weaker Euro of $0.7 million, partially offset by higher sales volumes of systems of $1.1 million and cost reductions of $0.4 million due mainly to the absence of restructuring costs in fiscal 2006.  Gross profit for the first six months of fiscal 2005 was impacted by $0.3 million in restructuring costs, and lower efficiency related to production relocation and plant consolidation (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Research and Development, Selling, General and Administrative

R&D expense was $7.5 million, or 6.5% of sales, for the first six months of fiscal 2006 compared to $7.2 million, or 5.6% of sales for the first six months of fiscal 2005.  During the first six months of fiscal 2006, we continued to increase spending in new product development aimed at alternative energy markets, mainly solar and wind applications, as well utility monitoring and control products, in addition to continuing to invest in new power-electronic platforms and applications.

SG&A expense was $20.2 million (17.4% of sales) for the first six months of fiscal 2006 versus $21.1 million (16.5% of sales) for the first six months of fiscal 2005.  Selling expenses were $8.6 million for the first six months of fiscal 2006, versus $9.4 million for the first six months of fiscal 2005.  The reduction in selling expenses in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 was due mainly to decreased commission expense and other volume-related selling expenses.  G&A expenses were $11.6 for the first six months of fiscal 2006, comparable to $11.7 million of G&A expense for the first six months of fiscal 2005.  G&A expense for the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 reflects increased pension expense of $1.2 million, increased audit fees of $0.4 million, and stock compensation expense of $0.2 million, partially offset by a favorable currency translation impact of $0.5 million, lower rent expense of $0.2 million and lower consulting fees of $0.2 million. In addition, G&A expense for the first six months of fiscal 2005 includes $0.5 million in restructuring expenses, while no restructuring expenses were incurred in the first six months of fiscal 2006.

Income from Operations

As a result of the above factors, our income from operations for the six months ended January 1, 2006 was $2.1 million compared to income from operations of $3.5 million for the six months ended January 2, 2005.  The decrease in income from operations is due to lower sales volumes and the related reduction in gross profit in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005.

Interest Expense

Interest expense was $1.2 million for the first six months of fiscal 2006 compared to interest expense of $0.6 million for the first six months of fiscal 2005.  The increase in interest expense in the first six months of fiscal 2006 was due to higher outstanding debt balances, due mainly to a deposit of $22.6 million into escrow in November 2005, which is being held to satisfy the Nilssen arbitration award in the event our appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements).  The escrow deposit was funded by our $18.0 million term loan and $4.6 million from our revolving debt facility.

Other (Income) Expense

Other expense for the first six months of fiscal 2006 was $0.5 million, comprised entirely of deferred financing amortization expense, which includes $0.3 million due to the accelerated write-off of deferred financing assets upon expiration of our financing agreement with Chase Bank (formerly Bank One) at the end of the first quarter of fiscal 2006.  Other income for the first six months of fiscal 2005 of $1.2 million includes $1.3 million from the one-time sale and license of certain patents and technology rights, offset by $0.1 million in deferred financing amortization expense.  Under the terms of the fiscal 2005 sale and license agreement, we have no remaining obligations nor will we receive future payments.

Loss from Discontinued Operations

Our loss from discontinued operations for the first six months of fiscal 2006 was $1.5 million compared to a loss from discontinued operations of $2.2 million in the first six months of fiscal 2005.  The decrease in our loss from discontinued operations from the prior year relates mainly to improved operating results in our telecom power business, which generated a loss of $0.1 million in the first six months of fiscal 2006 versus a loss of $0.6 million in the first six months of fiscal 2005.  Other discontinued operations expenses of $1.3 million incurred in the first six months of fiscal 2006 were comprised of legal fees related to the Nilssen arbitration award appeal and indemnification of $1.1 million, as well as legal fees related to asbestos claims.  Other discontinued operations expenses of $1.6 million in the first six months of fiscal 2005 were comprised of legal fees related to the Nilssen arbitration of $1.1 million, legal fees related to asbestos issues of $0.2 million, product liability costs of $0.1 million and expenses related to our divested telecom service business of $0.1 million.

Net Income (Loss)

Our net loss for the first six months of fiscal 2006 was $2.8 million compared to net income of $0.7 million (as restated) for the first six months of fiscal 2005.  Despite our pre-tax loss for the first six months of fiscal 2006, we recorded a provision for income taxes of $1.7 million, comprised of a provision of $0.9 million due to net income generated by our foreign subsidiaries and a $0.8 million non-cash tax provision related to goodwill amortization.  Our provision for income taxes for the first six months of fiscal 2005 was $1.2 million (as restated), which includes $0.4 million due to net income generated by our foreign subsidiaries and a $0.8 million non-cash tax provision related to goodwill amortization.

Liquidity and Capital Resources

Our cash balances increased $19.3 million in the first six months of fiscal 2006, from $6.9 million at July 3, 2005 to $26.2 million at January 1, 2006, which includes restricted cash of $22.6 million.  In November 2005 we deposited $22.6 million into an escrow account to ensure that we are able to satisfy the Nilssen arbitration award in the event that our appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements).  The deposit was funded by borrowings under our $18.0 million term loan and by $4.6 million from our revolving credit facility.  As a result, our outstanding debt balance has increased $21.0 million during the first six months of fiscal 2006, from $25.2 million at July 3, 2005 to $46.2 million at January 1, 2006.  Our primary uses of cash in the first six months of fiscal 2006 were for vendor payments, capital expenditures of $3.2 million, and loan origination and legal fees related to our new financing agreements of $1.5 million.  We have no current requirements or plans for additional major capacity expansion and we currently anticipate capital expenditures in fiscal 2006 will be less than $8.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

On September 30, 2005, we entered into an agreement with Ableco, Inc. providing for an $18.0 million term loan and an agreement with Wells Fargo Foothill, Inc. providing for a $13.0 million revolving credit facility.  Borrowings under the term loan bear interest at the lender’s reference rate plus 5%, or, at our option, the London Interbank Offering Rate (LIBOR) plus 7.5%.  Such rates may be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement.  The term loan requires quarterly principal payments of $1.0 million beginning in September 2006.  Borrowings under the revolving loan bear interest at the bank’s prime lending rate plus 2.5% or, at our option, LIBOR plus 4%.  Borrowings under the revolving credit facility are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory.  The revolving credit facility also supports the issuance of letters of credit.  Borrowings under the term loan and revolving credit facility are secured by substantially all of our domestic assets.  We used the funds from the revolving credit facility to fully repay all outstanding obligations under our previous financing agreement with Chase Bank (formerly Bank One), which expired on September 30, 2005.  As of January 1, 2006, we were in violation of a covenant which required us to divest our telecom power business prior to the end of our second quarter of fiscal 2006. We are in the process of formalizing a waiver of this covenant violation with our lenders.  As of January 1, 2006, the $18.0 million term loan was outstanding, and approximately $8.2 million was outstanding under our revolving credit facility.  The total of these two amounts, $26.2 million, is included in current portion of long-term debt in the accompanying condensed consolidated balance sheet as of January 1, 2006.

Our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs.  Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 3% to 8%.  In addition, our European subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building.  Borrowings under this agreement bear interest at EURIBOR plus 1.5%.  The initial commitment to lend under this agreement was Euro 7.0 million, and the commitment has been and will continue to be reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013.  Our European subsidiary also has certain capital leases outstanding related mainly to equipment purchases.  As of January 1, 2006, total amounts outstanding under all of our European borrowing arrangements were $20.0 million, of which $2.0 million is included in current portion of long-term debt and $18.0 million is included in long term debt in the accompanying condensed consolidated balance sheet as of January 1, 2006.

As a result of the decline in interest rates and stock market equity values over the past several years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of January 1, 2006.  We have not made any contributions to the plan during fiscal 2006, as none have been mandated.  Based upon current contribution credits available under pension funding regulations, actuarial projections indicate no mandatory contributions to the plan would be required through fiscal year 2007.  Depending upon changes in asset values and interest rates, as well as any discretionary contributions made by us in the interim period, required contributions in periods subsequent to fiscal 2007 could be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with the past divestiture of discontinued operations (see Note 5 of Notes to Condensed Consolidated Financial Statements).   In the fourth quarter of fiscal 2005, a decision was rendered in a patent infringement action brought against us by Mr. Ole K. Nilssen.

In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in May 2005, the arbitrator awarded damages to Nilssen of $23.4 million, to be paid within 10 days of the award.  Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award by the Company to Nilssen in the amount of $22.6 million (the arbitration award of $23.4 million net of previously paid amounts of $0.8 million), which would have a material adverse effect on the Company’s cash flows during fiscal 2006.  Based on funds held in escrow, we have adequate resources to support payment of the award if payment is required.  However, borrowings associated with the payment of the award would result in higher interest expense in fiscal 2006 as compared to fiscal 2005.

We do not have any off-balance sheet arrangements or variable interest entities as of January 1, 2006.

Based upon current plans and business conditions, we believe that global borrowing capacity under our various credit facilities and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other near-term commitments.

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

Our future results of operations and the other forward-looking statements contained in this filing, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, involve a number of risks and uncertainties.  In particular, the statements regarding future economic conditions, including those in the electronic power industry, our goals and strategies, new product introductions, penetration of new markets, projections of sales revenues, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, from time to time we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Company policy prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks since that reported in the our Annual Report on Form 10-K for the fiscal year ended July 3, 2005.  A discussion of our accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies under Note 2 in the Notes to Condensed Consolidated Financial Statements.  We did not have any outstanding hedge instruments or contracts at January 1, 2006 or July 3, 2005.

Interest Rates

The fair value of our debt was $46.2 million at January 1, 2006, equal to the carrying value at that date.  The fair value of our debt is equal to the borrowings outstanding from domestic and foreign banks and small amounts owed under capital lease arrangements.  For our debt outstanding at January 1, 2006, a hypothetical 10% adverse change in interest rates would increase our annual interest expense by an estimated $0.4 million.  Prospectively we expect our interest expense to increase based on higher interest rates and potentially continued higher outstanding debt levels under our term loan and revolving credit facility (see Liquidity and Capital Resources) in the event that our appeal in the Nilssen patent infringement award is not successful and we are required to pay the award.

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

We had no foreign currency contracts outstanding at January 1, 2006 or July 3, 2005.

Item 4 – Controls and Procedures

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of January 1, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended January 1, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In April 1998, Mr. Ole K. Nilssen (“Nilssen”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. In April 2003, Nilssen’s lawsuit against the Company and the Company’s counterclaims against Nilssen were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November, 2004 and a decision awarding Nilssen $23.4 million was issued on May 3, 2005. Nilssen’s motion to enter the award as a judgment in U.S. District Court for the Northern District of Illinois and Magnetek’s countermotion to vacate the award on grounds that it was fraudulently obtained are pending in the U.S. District Court for the Northern District of Illinois.  Magnetek’s request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award by the Company to Nilssen in the amount of $22.6 million (the arbitration award of $23.4 million net of previously paid amounts of $0.8 million), which would have a material adverse effect on the Company’s cash flows during the period such payment would be made.  In November 2005, the Company deposited $22.6 million into an escrow account to ensure that it is able to satisfy the Nilssen arbitration award in the event that its appeal of the award is not successful.

In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In February 2003, Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of 29 of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement.  A response was filed denying that the products infringe any valid patent and asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid. The case was removed to the District Court for the Central District of Tennessee and Nilssen voluntarily dismissed claims related to all but four of the patents.  The Patent and Trademark Office (“PTO”) has accepted ULT’s request for reexamination of the four remaining patents.  A motion for summary judgment that various claims of the patents at issue are invalid and that the accused ULT products do not infringe a claim of one of the patents was filed on November 1, 2005 but no hearing had been set as of January 5, 2006 when the Court granted ULT’s motion to stay proceedings in the lawsuit pending the PTO reexamination.  The Company will continue to aggressively defend the claims against ULT  however, a decision in the lawsuit that is ultimately unfavorable to ULT could have a material adverse effect on the Company’s financial position, cash flows and results of operations as a result of its indemnification obligations.

Item 1A – Risk Factors

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended July 3, 2005 filed with the Securities and Exchange Commission.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company’s second fiscal quarter ended January 1, 2006.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

(a)           Index to Exhibits

31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

10.1     First Amendment to Credit Agreement and Waiver dated as of November 29, 2005, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc., as administrative agent.**

10.2     Amendment No. 1 to Financing Agreement dated as of November 29, 2005, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.**

*              Filed with this Report on Form 10-Q.

**           Incorporated by reference to the Registrant’s Report on Form 8-K filed December 6, 2005, file number 1-10233.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: February 10, 2006	/s/ David P. Reiland
David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)