Form 10-Q
period 2006-04-02
MAGNETEK INC
filed 2006-05-12
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2006

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

Yes ☐  No ☒

The number of shares outstanding of Registrant’s Common Stock, as of April 28, 2006, was 29,111,133 shares.

2006 MAGNETEK, INC. FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 2, 2006

MAGNETEK, INC.

Part I.

Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.

Other Information

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

April 2, 2006 and April 3, 2005

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	(13 weeks) April 2, 2006	(13 weeks) April 3, 2005
		(restated)

Net sales	$57,212	$57,038
Cost of sales	44,833	42,874

Gross profit	12,379	14,164
Research and development	4,214	3,991
Selling, general and administrative	10,717	11,053

Loss from operations	(2,552)	(880)
Interest expense, net	863	418
Other expense	175	68

Loss from continuing operations before provision for income taxes	(3,590)	(1,366)
Provision for income taxes	850	550
Net loss from continuing operations	(4,440)	(1,916)

Income (loss) from discontinued operations	10	(23,085)

Net loss	$(4,430)	$(25,001)

Earnings (loss) per common share

Basic and diluted:
Net loss from continuing operations	$(0.15)	$(0.07)
Income (loss) from discontinued operations	0.00	(0.81)
Net loss	$(0.15)	$(0.88)

Weighted shares outstanding:
Basic	28,911	28,544
Diluted	29,460	28,544

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED

April 2, 2006 and April 3, 2005

(amounts in thousands, except per share data)

(unaudited)

	Nine Months Ended
	(39 Weeks) April 2, 2006	(40 Weeks) April 3, 2005
		(restated)

Net sales	$173,056	$185,245
Cost of sales	130,882	139,358

Gross profit	42,174	45,887
Research and development	11,690	11,180
Selling, general and administrative	30,935	32,136

Income (loss) from operations	(451)	2,571
Interest expense, net	2,065	999
Other (income) expense	700	(1,115)

Income (loss) from continuing operations before provision for income taxes	(3,216)	2,687
Provision for income taxes	2,550	1,725
Net income (loss) from continuing operations	(5,766)	962

Loss from discontinued operations	(1,443)	(25,261)

Net loss	$(7,209)	$(24,299)

Earnings (loss) per common share

Basic and diluted:
Net income (loss) from continuing operations	$(0.20)	$0.04
Loss from discontinued operations	(0.05)	(0.89)
Net loss	$(0.25)	$(0.85)

Weighted shares outstanding:
Basic	28,905	28,525
Diluted	28,905	29,229

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2006 and July 3, 2005

(amounts in thousands)

	April 2, 2006	July 3, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$1,426	$6,854
Restricted cash - escrow account	22,602	—
Accounts receivable, net	54,918	54,022
Inventories, net	55,335	49,950
Prepaid expenses and other	4,943	5,713
Assets held for sale	6,339	4,727
Total current assets	145,563	121,266

Property, plant and equipment	134,735	129,473
Less accumulated depreciation	(104,437)	(97,534)
Net property, plant and equipment	30,298	31,939

Goodwill	63,820	63,656
Other assets	11,621	12,319
Total assets	$251,302	$229,180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,598	$36,974
Accrued liabilities	11,017	8,523
Accrued arbitration award	22,602	22,602
Liabilities held for sale	1,570	1,220
Current portion of long-term debt	29,359	5,702
Total current liabilities	98,146	75,021

Long-term debt, net of current portion	19,168	19,528

Pension benefit obligations, net	73,418	70,568

Other long-term obligations	8,196	7,627

Deferred income taxes	11,522	10,376

Commitments and contingencies

Stockholders’ equity:
Common stock	287	286
Additional paid in capital	129,260	128,664
Retained earnings	32,809	40,018
Accumulated other comprehensive loss	(121,504)	(122,908)
Total stockholders' equity	40,852	46,060

Total liabilities and stockholders' equity	$251,302	$229,180

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED

April 2, 2006 and April 3, 2005

(amounts in thousands)

(unaudited)

	Nine Months Ended
	(39 Weeks) April 2, 2006	(40 Weeks) April 3, 2005
		(restated)
Cash flows from continuing operating activities:
Net income (loss) from continuing operations	$(5,766)	$962
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	6,746	7,270
Tax refund proceeds, net	—	3,332
Stock based compensation expense	361	—
Changes in operating assets and liabilities	818	(5,782)
Total adjustments	7,925	4,820
Net cash provided by continuing operating activities	2,159	5,782

Cash flows from discontinued operations:
Loss from discontinued operations	(1,443)	(25,261)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Arbitration award expense	—	21,977
Depreciation and amortization	—	94
Changes in operating assets and liabilities	(1,262)	(550)
Capital expenditures	—	(16)
Net cash used in discontinued operations	(2,705)	(3,756)

Net cash provided by (used in) operating activities	(546)	2,026

Cash flows from investing activities:
Capital expenditures	(4,146)	(6,076)
Net cash used in investing activities	(4,146)	(6,076)

Cash flows from financing activities:
Deposit into escrow account	(22,602)	—
Proceeds from issuance of common stock	236	366
Borrowings under line-of-credit agreements	3,361	6,024
Principal repayments under capital lease obligations	(180)	(417)
Borrowings under long term notes	20,817	—
Repayments of long term notes	(701)	(829)
Increase in deferred financing costs	(1,667)	(82)
Net cash provided by (used in) financing activities	(736)	5,062

Net increase (decrease) in cash	(5,428)	1,012
Cash at the beginning of the period	6,854	2,318

Cash at the end of the period	$1,426	$3,330

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2006

(Amounts in thousands unless otherwise noted, except per share data)

(unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 3, 2005 filed with the Securities and Exchange Commission. In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 2, 2006, and the results of its operations and its cash flows for the three-month and nine-month periods ended April 2, 2006 and April 3, 2005. Results for the nine-months ended April 2, 2006 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30. Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30. The three-month periods ended April 2, 2006 and April 3, 2005 each contained 13 weeks; the nine-month periods ended April 2, 2006 and April 3, 2005 contained 39 and 40 weeks, respectively.

2.             Summary of Significant Accounting Policies

Restatement - The accompanying condensed consolidated financial statements have been restated for the three- and nine-month periods ended April 3, 2005.

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

The Company has determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased its valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. The Company further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, the Company has restated its quarterly results for fiscal 2005.  The impact of this restatement on the three- and nine-month periods ended April 3, 2005 was an increase in the Company’s valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million and $1.2 million, respectively.

The restatement did not have a material impact on the Company’s financial position at the end of the reported period and had no impact on the Company’s cash flows for the restated periods.

The table below reflects the impact of the restatement on the Company’s results of operations for the three- and nine- month periods ended April 3, 2005:

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
For the periods ended April 3, 2005 (Amounts in thousands except per share amounts)	As previously reported	As restated	As previously reported	As restated

Provision for income taxes	$150	$550	$525	$1,725

Net loss	$(24,601)	$(25,001)	$(23,099)	$(24,299)

Net loss per common share, basic and diluted	$(0.86)	$(0.88)	$(0.81)	$(0.85)

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

With the exception of approximately $3.0 million of foreign earnings that the Company repatriated during the nine months ended April 2, 2006 for various financing needs, the Company presently intends to reinvest any earnings overseas indefinitely.

Pension Benefits

The valuation of the Company’s pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns and mortality rates. Changes in assumptions and future investments returns could potentially have a material impact on the Company’s pension expense and related funding requirements.

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

Prior to fiscal year 2006, as was permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for stock-based awards using the intrinsic-value method under APB No. 25.  Under APB No. 25, the Company recognized no compensation expense with respect to such awards, as the exercise prices of stock option grants were always equal to or greater than the market price of the stock at the grant date.  Accordingly, no stock-based employee compensation expense for stock options is reflected in determining net loss in the accompanying condensed consolidated financial statements for the three- and nine-month periods ended April 3, 2005.

Effective July 4, 2005, the Company adopted SFAS No. 123 (R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s financial statements based upon their fair values.  The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date.  Compensation cost recognized for the three- and nine-month periods ended April 2, 2006 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods have not been restated.

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

The Company did not issue any stock options during the nine-month period ended April 2, 2006. In August 2005, the Company granted 500,000 shares of restricted stock with a fair value of $2.77 per share. The restricted shares fully vest on January 1, 2009. The total estimated compensation expense of $1.4 million related to the grant will be recorded ratably from the grant date through the vesting date. Compensation expense related to the restricted stock grant included in the condensed consolidated statement of operations for the three- and nine-month periods ended April 2, 2006 is $103 and $252 respectively. The remaining portion of stock-based compensation expense recorded in the three- and nine-month periods ended April 2, 2006, of $36 and $109 respectively, relates to non-vested director stock option grants.

The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share amounts)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
		(restated)		(restated)
Net loss, as reported	$(4,430)	$(25,001)	$(7,209)	$(24,299)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	139	—	361	—

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(139)	(1,137)	(361)	(3,521)

Pro forma net loss	$(4,430)	$(26,138)	$(7,209)	$(27,820)

Loss per share as reported:
Basic and diluted	$(0.15)	$(0.88)	$(0.25)	$(0.85)

Pro forma loss per share:
Basic and diluted	$(0.15)	$(0.92)	$(0.25)	$(0.98)

The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes model, assuming no dividends, using the following historical assumptions:

	Options
Weighted average assumptions used in recent fiscal years:	2006	2005	2004

Expected life (years)	6.1	6.1	6.1
Expected stock price volatility	72.2%	72.2%	65.8%
Risk-free interest rate	4.9%	4.4%	3.5%

As stated above, no options were issued in the first nine months of fiscal 2006.

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

Derivative Financial Instruments – The Company periodically uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and the matching of the derivative to the underlying transaction. The resulting gains or losses are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedge transaction are expensed.  The Company had no derivative financial instruments at April 2, 2006 and July 3, 2005.

Foreign Currency Translation - The Company’s foreign entities’ accounts are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at the fiscal period-end.  Revenues and expenses are translated at the rates of exchange prevailing during the reported fiscal period.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders’ equity.

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

3.             Discontinued Operations

In the third quarter of fiscal 2005, the Company committed to a plan to divest its telecom power business and began marketing the business.  Management determined that the assets and liabilities to be sold constituted a disposal group under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, and that all of the “assets held for sale” criteria outlined in SFAS No. 144 were met.  Accordingly, the operating results of this business are classified as discontinued operations in the accompanying condensed consolidated statements of operations and its assets and liabilities are classified as held for sale in the accompanying condensed consolidated balance sheets for all periods presented. The estimated fair value of the disposal group at April 2, 2006 is $4.8 million.

The Company also recorded other expenses related to divested businesses as discontinued operations, primarily legal fees related to a patent infringement claim and a related indemnification agreement provided by the Company upon the sale of its lighting business in prior years.  These expenses are reported as “other discontinued operations expense” in the table below.

The results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net Sales	$6,921	$1,896	$14,713	$6,893

Income (loss) from telecom business, net of tax	$364	$(435)	$230	$(1,029)
Other discontinued operations expense	(354)	(22,650)	(1,673)	(24,232)
Income (loss) from discontinued operations	$10	$(23,085)	$(1,443)	$(25,261)

The Company did not allocate any interest expense to discontinued operations, and no tax benefit was recorded related to discontinued operations for any of the periods presented.

4.             Inventories

Inventories at April 2, 2006 and July 3, 2005 consist of the following:

	April 2, 2006	July 3, 2005
Raw materials and stock parts	$31,097	$30,257
Work-in-process	11,907	9,452
Finished goods	12,331	10,241
	$55,335	$49,950

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

Environmental

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of those businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the third quarter of fiscal year 2006 and are not expected to result in material expenditures for the remainder of fiscal 2006.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material during the third quarter of fiscal year 2006 and are not expected to be material during the remainder of fiscal 2006.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

6.             Comprehensive Loss

For the three- and nine-month periods ended April 2, 2006 and April 3, 2005, comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
		(restated)		(restated)
Net loss	$(4,430)	$(25,001)	$(7,209)	$(24,299)
Currency translation adjustment	1,247	(2,874)	1,404	4,817
Comprehensive loss	$(3,183)	$(27,875)	$(5,805)	$(19,482)

7.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine- month periods ended April 2, 2006 and April 3, 2005.

	Three Months Ended		Nine Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
		(restated)		(restated)
Numerator:
Net income (loss) from continuing operations	$(4,440)	$(1,916)	$(5,766)	$962
Income (loss) from discontinued operations	10	(23,085)	(1,443)	(25,261)
Net loss	$(4,430)	$(25,001)	$(7,209)	$(24,299)

Denominator:
Weighted average shares for basic earnings per share	28,911	28,544	28,905	28,525
Add dilutive effective of stock options outstanding	549	—	—	704
Weighted average shares for diluted earnings per share	29,460	28,544	28,905	29,229

Basic & Diluted:
Net income (loss) per share from continuing operations	$(0.15)	$(0.07)	$(0.20)	$0.04
Income (loss) per share from discontinued operations	$0.00	$(0.81)	$(0.05)	$(0.89)
Net loss per share	$(0.15)	$(0.88)	$(0.25)	$(0.85)

Due to the net loss from continuing operations and the net loss for the three- and nine-month periods ended April 2, 2006, and the loss from discontinued operations for the nine-month period ended April 2, 2006, the effect of 0.5 million and 0.4 million shares of stock options, respectively, was excluded from the calculations of diluted loss per share, as their impact would be anti-dilutive.  Similarly, the dilutive effect of stock options outstanding was not included in the calculation of diluted loss per share from discontinued operations or net loss per share for the three- and nine-month periods ended April 3, 2005, nor was it included in the calculation of diluted loss per share from continuing operations in the three-month period ended April 3, 2005.

8.             Warranties

The Company offers warranties for certain products that it manufactures, with warranty terms generally ranging from one to two years. Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience. Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred. Changes in the warranty reserve for the nine months ended April 2, 2006 and April 3, 2005 were as follows:

	Nine Months Ended
	April 2, 2006	April 3, 2005
Balance, beginning of fiscal year	$315	$204
Additions charged to earnings for product warranties	450	363
Use of reserve for warranty obligations	(415)	(288)
Balance, end of period	$350	$279

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.             Restructuring Costs

The Company began restructuring activities during the second quarter of fiscal 2004, which included a workforce reduction of approximately 200 positions in Europe and the relocation of those positions to lower cost facilities in Eastern Europe and China.  The Company completed these restructuring activities in fiscal 2005, and as a result, did not incur any costs related to these activities in the three- and nine-month periods ended April 2, 2006.  The Company incurred restructuring costs for the three- and nine-month periods ended April 3, 2005 of $0.1 million and $0.3 million, respectively, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

In the fourth quarter of fiscal 2004, the Company began the consolidation of its Glendale Heights, IL operation into its Menomonee Falls, WI facility.  The Company completed these restructuring activities by the end of fiscal 2005, and as a result, did not incur any costs related to these activities in the three- and nine-month periods ended April 2, 2006.  Costs incurred in the three-month period ended April 3, 2005 were $0.4 million, which are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Costs incurred in the nine-month period ended April 3, 2005 were $0.9 million, of which $0.3 million are included in cost of goods sold and $0.6 million are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

During the three-month period ended April 2, 2006, the Company began negotiations with the labor union in Italy to further reduce the workforce at its Valdarno, Italy facility by up to 75 additional positions. A final agreement between the Company and the union has not yet been reached, and as a result, the total cost of the workforce reduction, as well as the timing of the reduction and related expense and future cash outflows, is not known at this time. While the Company currently estimates the total cost of the reduction at Euro 2 million (approximately $2.5 million), the accompanying condensed consolidated statements of operations do not include any costs related to this action.

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

The accompanying condensed consolidated statements of operations for the three- and nine-month periods ended April 2, 2006, include compensation expense related to all stock-based awards of $0.1 million and $0.4 million, respectively  (see Note 2 of Notes to Condensed Consolidated Financial Statements).  The three- and nine-month periods ended April 3, 2005, do not include any compensation expense related to stock-based awards, as the Company was accounting for stock-based compensation using the intrinsic-value method under APB No. 25, which permitted footnote disclosure only of the impact of stock-based awards on a pro forma basis.   The pro forma expense related to stock-based awards for the three- and nine-month periods ended April 3, 2005 was $1.1 million and $3.5 million respectively.

A summary of certain information with respect to options under the Plans follows:

Stock Option Activty Nine Months Ended April 2, 2006	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)

Options outstanding, July 3, 2005	8,178,294	$8.77
Options granted	—
Options exercised	(2,500)	$3.35
Options cancelled	(789,790)	$9.98
Options outstanding, April 2, 2006	7,386,004	$8.65	$209

Exercisable options	7,326,004	$8.68	$156

As of April 2, 2006, there was $0.1 million of total unrecognized compensation cost related to unvested stock option awards granted under the Plans.  This cost is expected to be recognized over a weighted-average period of 0.75 years.

The following table provides information regarding exercisable and outstanding options as of April 2, 2006:

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)

Under $5.00	1,655,000	$3.91	7.28	1,701,168	$3.87	7.57
$5.00 - $10.00	3,553,140	7.80	5.54	3,664,540	7.80	5.79
$10.00 - $15.00	1,192,875	11.45	4.79	1,242,601	11.44	5.04
Over $15.00	924,989	17.03	2.28	928,989	17.03	2.52
Total	7,326,004	$8.68	5.40	7,537,298	$8.65	5.67

The following table provides information regarding unvested restricted stock activity for the nine months ended April 2, 2006:

Unvested Shares	Shares	Weighted- Average Grant Date Fair Value

Unvested at July 3, 2005	—
Granted	500,000	$2.77
Vested	—
Forfeited	—
Unvested at April 2, 2006	500,000	$2.77

As of April 2, 2006, there was $1.1 million of total unrecognized compensation cost related to unvested restricted stock arrangements granted under the Plans.  This cost is expected to be recognized over a weighted-average period of 2.75 years.

11.          Pension Expense

For the three- and nine-month periods ended April 2, 2006 and April 3, 2005, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Nine Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Interest cost	$2,440	$2,699	$7,320	$7,602
Expected return on plan assets	(2,552)	(3,066)	(7,656)	(8,635)
Recognized net actuarial losses	1,062	760	3,186	2,140

Total net pension expense	$950	$393	$2,850	$1,107

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

The Company has determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased its valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. The Company further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, the Company has restated its quarterly results for fiscal 2005.  The impact of this restatement on the three- and nine-month periods ended April 3, 2005 was an increase in the Company’s valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million and $1.2 million, respectively.

Similarly, the Company’s tax provision of $0.9 million for the three months ended April, 2006 also included an amount of $0.4 million to increase the Company’s valuation allowance for deferred tax assets related to tax-deductible amortization of goodwill.   The remaining tax provision of $0.5 million for the three months ended April 2, 2006 was comprised of income taxes of the Company’s foreign subsidiaries.   The Company’s tax provision of $2.6 million for the nine months ended April 2, 2006 included an amount of $1.2 million to increase the Company’s valuation allowance for deferred tax assets related to tax-deductible amortization of goodwill.   The remaining tax provision of $1.4 million for the nine months ended April 2, 2006 was comprised of income taxes of the Company’s foreign subsidiaries.

13.          Bank Borrowing Arrangements

At July 3, 2005, the Company had an asset based credit agreement for North American operations with Chase Bank (formerly Bank One). The Company was in violation of certain covenants under this agreement at July 3, 2005, and in July 2005, in exchange for a waiver of the covenant defaults and the lender's willingness to continue to extend credit under the agreement, the Company agreed to a permanent reduction in the aggregate lending commitment and a change in the facility termination date from July 15, 2006 to September 30, 2005. The Company also agreed to use its best efforts to obtain financing from other sources that would enable the Company to fully repay all indebtedness under the agreement.

On September 30, 2005, the Company entered into an agreement with Ableco, Inc. providing for an $18 million term loan and an agreement with Wells Fargo Foothill, Inc. providing for a $13 million revolving credit facility. Borrowings under the term loan bear interest at the lender’s reference rate plus 5%, or, at the Company’s option, the London Interbank Offering Rate (LIBOR) plus 7.5%. Such rates may be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement. The term loan requires quarterly principal payments of $1 million beginning in October 2006. Borrowings under the revolving credit facility bear interest at the bank’s prime lending rate plus 2.5% or, at the Company’s option, LIBOR plus 4%. Borrowings under the revolving credit facility are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory. The revolving credit facility also supports the issuance of letters of credit. Borrowings under the term loan and revolving credit facility are secured by substantially all of the Company’s domestic assets. The Company used the proceeds from the revolving credit facility to fully repay all outstanding obligations under its previous financing agreement with Chase Bank.

In November 2005 the Company deposited $22.6 million into an escrow account to ensure that it is able to satisfy the Nilssen arbitration award in the event that its appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements). The deposit was funded by borrowings under the $18.0 million term loan and by $4.6 million from the revolving credit facility, and is reported as restricted cash in the accompanying condensed consolidated balance sheet as of April 2, 2006. As of April 2, 2006, the $18.0 million term loan was outstanding, and approximately $9.3 million was outstanding under the revolving credit facility. The total of these two amounts, $27.3 million, is included in current portion of long-term debt in the accompanying condensed consolidated balance sheet. This classification reflects certain provisions in the term loan and revolving credit agreements which allow the lenders to declare a default and accelerate the loans should certain events occur which could be expected to result in a “Material Adverse Effect” (as defined in the agreements) on the Company. Such provisions are considered “subjective acceleration” clauses under accounting guidelines which require the classification of debt balances as current although the related agreements have termination dates that are beyond one year from the balance sheet date.

As of April 2, 2006, the Company was in violation of a covenant which required it to divest its telecom power business prior to the end of the second quarter of fiscal 2006. On April 20, 2006, the Company entered into an amendment with its lenders which extends the period to divest its telecom power business to September 30, 2006 and also adjusts the levels of certain financial covenants for the periods ending March 31, 2006 and June 30, 2006.

The Company’s European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs. Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 3% to 8%. In addition, the Company’s European subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building. Borrowings under this agreement bear interest at EURIBOR plus 1.5%. The initial commitment to lend under this agreement was Euro 7.0 million, and the commitment has been reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013. The Company’s European subsidiary also has certain long-term notes and capital leases outstanding related mainly to equipment purchases. As of April 2, 2006, total amounts outstanding under all European borrowing arrangements were $21.2 million, of which $2.1 million is included in current portion of long-term debt and $19.1 million is included in long term debt in the accompanying condensed consolidated balance sheet as of April 2, 2006.

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

We determined that such deferred tax liabilities existed at July 3, 2005, and therefore increased our valuation allowance for deferred tax assets and the related provision for income taxes for fiscal year 2005 by $1.6 million. We further determined that the increased provision for income taxes should have been recorded on a pro-rata basis throughout fiscal year 2005, and as a result, we have restated our quarterly results for fiscal 2005.  The impact of this restatement on the three and nine months ended April 2, 2006 was an increase in our valuation allowance for deferred tax assets and related provision for income taxes of $0.4 million and $1.2 million, respectively.  The restatement did not have a material impact on our financial position as of April 2, 2006, and had no impact on our cash flows for the restated periods.

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

We continue to see fluctuating demand in our traditional telecommunications and information technology markets (embedded power products), stable to growing demand in our traditional systems markets (crane & hoist and elevators), and increased interest in our alternative energy and utility products. Our operating results in the third quarter of fiscal 2006 were negatively impacted by delays in new program introductions at certain key customers, continued relocation of production, start-up costs associated with new systems offerings, and volume-related variances at our manufacturing operation in Italy. In an effort to improve our competitive position and our operating results, during fiscal 2004 and 2005 we completed certain restructuring actions in both North America and Europe and doubled our production capacity in China. At the same time, we increased our investment in research and development (“R&D”) spending on new products, and are focused on gaining share in systems markets through new product introductions in transportation, utility and alternative energy markets. Our current growth rates for these new products are not as strong as we anticipated, and as a result, we have experienced unfavorable manufacturing variances in Italy, where we have relatively large production capacity. As a result, during the third quarter of fiscal 2006, we began the process to further reduce our workforce in Italy by up to 75 additional positions and to shift additional production to China. Negotiations with the labor union in Italy are in progress and we expect to have an agreement in place within several months.

Third-quarter fiscal 2006 bookings (new orders received) were $65.1 million and our backlog (undelivered orders) as of April 2, 2006 was $72.7 million. Bookings for the third quarter of fiscal 2005 were $55.3 million and our backlog as of April 3, 2005 was $65.0 million.  The increase in bookings versus the prior year is primarily related to an increase in bookings for embedded power products. Net sales for the third quarter of fiscal 2006 were $57.2 million comparable to net sales of $57.0 million in the third quarter of fiscal 2005. Net sales for the nine months ended April 2, 2006 were $173.1 million, a decrease of $12.1 million compared to net sales of $185.2 million for the nine months ended April 3, 2005. The decrease is due to lower sales of embedded power products, and in addition, the first nine months of fiscal 2005 contained 40 weeks while the first nine months of fiscal 2006 contained 39 weeks. We continue to focus on gaining share in systems markets and on new product introductions in industrial, transportation, utility, and alternative energy markets, and our future sales growth is largely dependent on the success of this strategy.

Gross profit in the third quarter of fiscal 2006 was $12.4 million, down from $14.2 million in the third quarter of fiscal 2005, due to the aforementioned program delays, production relocation, systems start-up costs and volume variances.

Our R&D expense was $4.2 million in the third quarter of fiscal 2006, compared to $4.0 million in the third quarter of fiscal 2005. We continue to invest in developing new products for existing and new markets, including alternative energy products for solar and wind applications and monitoring and control systems for utility markets.  Selling, general and administrative (“SG&A”) expense was $10.7 million in the third quarter of fiscal 2006 compared to $11.1 million in the third quarter of fiscal 2005, mainly due to the absence of restructuring costs in fiscal 2006 and reduced rent expense, partially offset by higher pension expense, which increased by $0.6 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.  Our future annual pension expense will depend on future interest rate levels, values in equity and fixed income markets, and contributions we may elect to make to the plan.

Mainly as a result of reduced gross profit, our loss from operations increased to $2.6 million in the third quarter of fiscal 2006 from $0.9 in the third quarter of fiscal 2005.  Our net loss from continuing operations in the third quarter of fiscal 2006 was $4.4 million, or $0.15 per share, and reflects interest expense of $0.9 million as well as a provision for income taxes of $0.9 million.  Our net loss from continuing operations in the third quarter of fiscal 2005 was $1.9 million, or $0.07 per share (as restated).

In September 2005, we entered into agreements with lenders providing for an $18 million term loan and a $13 million revolving credit facility, expanding our credit facilities for greater operating flexibility (see Note 13 of Notes to Condensed Consolidated Financial Statements) .  In November 2005, we deposited $22.6 million into an escrow account to be used to satisfy the Nilssen arbitration award in the event our appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements). The source of funds for the escrow deposit was the $18 million term loan and $4.6 million from our revolving credit facility, and is included in the current portion of long term debt in the accompanying condensed consolidated balance sheet as of April 2, 2006. The funds in escrow are reported as restricted cash in the accompanying condensed consolidated balance sheet as of April 2, 2006.

We consumed $0.5 million in cash from operating activities during the nine months ended April 2, 2006, compared to cash generation of $2.0 million for the nine months ended April 3, 2005. Capital expenditures in the first nine months of fiscal 2006 were $4.1 million, while depreciation and amortization expense was $6.7 million, compared to capital expenditures of $6.1 million and depreciation and amortization expense of $7.3 million for the same period in fiscal 2005.  Our total debt increased during the first nine months of fiscal 2006 by $23.3 million to $48.5 million, due mainly to borrowings to fund the escrow account referred to above. Similarly, our combined cash and restricted cash balances increased from $6.9 million at July 3, 2005, to $24.0 million at April 2, 2006.

We will continue to focus our development, marketing and selling capabilities on higher margin systems applications and markets.  Our efforts to improve margins include manufacturing cost reduction programs, most notably a continued shift of our manufacturing to China. We have also further consolidated administrative operations and functions in fiscal 2006. However, we believe that future sustained profitability is highly dependent upon improvement in revenues and gross margins, successful implementation of our strategy to penetrate higher margin markets, and favorable outcomes in certain legal matters, primarily the patent infringement claims (see Note 5 of Notes to Condensed Consolidated Financial Statements).   We believe that global borrowing capacity under our various credit facilities and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other near-term commitments. However, our future cash flows will be impacted by higher interest expense, and scheduled debt repayments and pension contributions in fiscal years 2007 and 2008. As a result, we are currently reviewing various cash raising alternatives that would enable us to address these pending obligations as well as provide funds for future growth initiatives. These alternatives may include, but would not necessarily be limited to, asset sales, including the divestiture of major product lines or businesses, and capital market transactions that may be available to us.

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

Results of Operations - Three Months Ended April 2, 2006 and April 3, 2005

Net Sales and Gross Profit

Net sales for the third quarter of fiscal 2006 were $57.2 million, a slight increase from the third quarter of fiscal 2005 sales of $57.0 million. The increase is due to higher sales of systems in material handling, elevator and alternative energy markets, offset by lower sales of embedded power supplies and consumer products.

Our fiscal 2006 third quarter gross profit was $12.4 million, or 21.7% of sales, versus $14.2 million, or 24.9% of sales in the third quarter of fiscal 2005. The reduction in gross profit of $1.8 million is due mainly to lower sales volumes of embedded power supplies, new program delays, inefficiencies related to production relocation, reduced production volume in Italy, and price reductions on consumer products, offset by higher sales volumes of systems. The reduction in gross profit as a percentage of sales is due to unfavorable sales mix within our systems business as well as unfavorable volume variances in Italy. While systems offerings are expected to generate higher gross margins, many are in the initial stages of introduction and have not yet been fully cost reduced from both a material and labor efficiency standpoint.

Research and Development, Selling, General and Administrative

R&D expense was $4.2 million, or 7.3% of sales, in the third quarter of fiscal 2006 compared to $4.0 million, or 7.0% of sales, in the third quarter of fiscal 2005. We continue to invest in product development for new markets and applications such as alternative energy markets for wind and solar markets and monitoring and control systems for the utility market.

SG&A expense was $10.7 million (18.7% of sales) in the third quarter of fiscal 2006 versus $11.1 million (19.5% of sales) in the third quarter of fiscal 2005. Our third quarter fiscal 2006 selling expenses were $4.5 million versus $4.3 million in the third quarter of fiscal 2005. Our third quarter fiscal 2006 general and administrative (G&A) expense was $6.2 million, compared to third quarter fiscal 2005 G&A expense of $6.7 million. The fiscal 2006 third quarter

G&A expense as compared to the fiscal 2005 third quarter G&A expense had higher pension expense by $0.6 million (see Note 11 of Notes to Condensed Consolidated Financial Statements) and stock compensation expense of $0.1 million, offset by lower rent expense of $0.2 million and reduced payroll-related expenses from headcount reductions and the closure of our Glendale Heights, IL operations. In addition, the third quarter of fiscal 2005 G&A expense included $0.5 million in restructuring costs (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Loss from Operations

Our loss from operations for the third quarter of fiscal 2006 was $2.6 million compared to a loss from operations of $0.9 million for the third quarter of fiscal 2005. The reduction in income from operations is mainly due to the reduction in gross profit in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.

Interest Expense, Net

Net interest expense was $0.9 million for the third quarter of fiscal 2006 compared to interest expense of $0.4 million for the third quarter of fiscal 2005. The increase in net interest expense in the third quarter of fiscal 2006 was due to higher outstanding debt balances, due mainly to borrowings associated with the Nilssen arbitration award (see Note 5 of Notes to Condensed Consolidated Financial Statements). In November 2005, we deposited $22.6 million into escrow to satisfy payment of the award in the event our appeal is not successful. The escrow deposit was funded by our $18.0 million term loan and $4.6 million from our revolving debt facility. The term loan bears interest at a current rate of 12.5% while we receive interest on the escrow deposit at a current rate of 4.7%. As a result, our reported interest expense for the third quarter of fiscal 2006 is net of $0.3 million of interest income.

Other Expense

Other expense for the third quarter of fiscal 2006 was $0.2 million compared to other expense of $0.1 million for the third quarter of fiscal 2005, comprised entirely of deferred financing amortization expense for both periods. The increase in deferred financing amortization expense in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was due to our new credit agreements entered into on September 30, 2005.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the third quarter of fiscal 2006 was effectively break-even compared to a loss from discontinued operations of $23.1 million in the third quarter of fiscal 2005. Income from discontinued operations for the third quarter of fiscal 2006 includes income from our telecom power business of $0.4 million, offset by other discontinued operations expenses of $0.4 million incurred in the third quarter of fiscal 2006, comprised mainly of legal fees related to the Nilssen arbitration award appeal and indemnification of $0.2 million and expenses incurred in environmental issues of $0.2 million. Our loss from discontinued operations for the third quarter of fiscal 2005 was comprised of a charge for a patent arbitration award of $22.0 million, legal fees related to the patent award of $0.4 million, losses in our telecom power business of $0.4 million, and other discontinued operations expense of $0.2 million, mainly related to product liability issues.

Net Loss

Our net loss for the third quarter of fiscal 2006 was $4.4 million compared to a net loss of $25.0 million (as restated) for the third quarter of fiscal 2005. Despite our pre-tax loss for the third quarter of fiscal 2006, we recorded a provision for income taxes of $0.9 million, comprised of a provision of $0.5 million due to net income generated by our foreign subsidiaries and a $0.4 million non-cash tax provision related to tax basis goodwill amortization. Our provision for income taxes for the third quarter of fiscal 2005 was $0.6 million (as restated), which includes $0.2 million due to net income generated by our foreign subsidiaries and a $0.4 million non-cash tax provision related to tax basis goodwill amortization.

Results of Operations - Nine Months Ended April 2, 2006 and April 3, 2005

Net Sales and Gross Profit

Net sales for the first nine months of fiscal 2006 were $173.1 million, a decrease of 6.5% from net sales of $185.2 million for the first nine months of fiscal 2005. The decrease is due to lower sales of embedded power supplies, delays in new program introductions, and currency translation impact from a weaker Euro relative to the U.S. dollar, partially offset by higher sales of systems in material handling and alternative energy markets.. In addition, the first nine months of fiscal 2005 contained an additional week (40 weeks) compared to the first nine months of fiscal 2006 (39 weeks), resulting in additional sales of $4.7 million in the first nine months of fiscal 2005.

Our gross profit for the first nine months of fiscal 2006 was $42.2 million, or 24.4% of sales, versus $45.9 million, or 24.8% of sales in the first nine months of fiscal 2005. The decrease in gross profit is due to lower sales volumes of embedded power supplies, inefficiencies from production relocation, volume-related variances at our manufacturing operations in Italy, and translation impact from the weaker Euro, partially offset by higher sales volumes of systems and cost reductions due mainly to the absence of restructuring costs in fiscal 2006.

Research and Development, Selling, General and Administrative

R&D expense was $11.7 million, or 6.8% of sales, for the first nine months of fiscal 2006 compared to $11.2 million, or 6.0% of sales for the first nine months of fiscal 2005. During the first nine months of fiscal 2006, we continued to increase spending in new product development aimed at alternative energy markets, mainly solar and wind applications, as well utility monitoring and control products, in addition to continuing to invest in new power-electronic platforms and applications.

SG&A expense was $30.9 million (17.9% of sales) for the first nine months of fiscal 2006 versus $32.1 million (17.3% of sales) for the first nine months of fiscal 2005. Selling expenses were $13.1 million for the first nine months of fiscal 2006, versus $13.7 million for the first nine months of fiscal 2005. The reduction in selling expenses in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was due mainly to decreased commission expense and other volume-related selling expenses. G&A expenses were $17.8 million for the first nine months of fiscal 2006, compared to $18.4 million of G&A expense for the first nine months of fiscal 2005. G&A expense for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 reflects increased pension expense of $1.7 million, increased audit fees of $0.4 million, and stock compensation expense of $0.4 million, partially offset by a favorable currency translation impact of $0.3 million, lower rent expense of $0.4 million and lower consulting fees of $0.4 million, and lower payroll-related expenses from headcount reductions and the closure of our Glendale Heights, IL operations. In addition, G&A expense for the first nine months of fiscal 2005 includes $0.9 million in restructuring expenses, while no restructuring expenses were incurred in the first nine months of fiscal 2006.

Income (Loss) from Operations

As a result of the above factors, our loss from operations for the nine months ended April 2, 2006 was $0.5 million compared to income from operations of $2.6 million for the nine months ended April 3, 2005. The decrease in income from operations is mainly due to lower sales volumes and the related reduction in gross profit in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005.

Interest Expense, Net

Net interest expense was $2.1 million for the first nine months of fiscal 2006 compared to interest expense of $1.0 million for the first nine months of fiscal 2005. The increase in net interest expense in the first nine months of fiscal 2006 was due to higher outstanding debt balances, due mainly to borrowings associated with the Nilssen arbitration award (see Note 5 of Notes to Condensed Consolidated Financial Statements). In November 2005, we deposited $22.6 million into escrow to satisfy payment of the award in the event our appeal is not successful. The escrow deposit was funded by our $18.0 million term loan and $4.6 million from our revolving debt facility. The term loan bears interest at a current rate of 12.5% while we receive interest on the escrow deposit at a current rate of 4.7%. As a result, our reported interest expense for the nine months ended April 2, 2006, is net of $0.4 million of interest income.

Other (Income) Expense

Other expense for the first nine months of fiscal 2006 was $0.7 million, comprised entirely of deferred financing amortization expense, which includes $0.3 million due to the accelerated write-off of deferred financing assets upon expiration of our financing agreement with Chase Bank (formerly Bank One) at the end of the first quarter of fiscal 2006. Other income for the first nine months of fiscal 2005 of $1.1 million includes $1.3 million from the one-time sale and license of certain patents and technology rights, offset by $0.2 million in deferred financing amortization expense. Under the terms of the fiscal 2005 sale and license agreement, we have no remaining obligations nor will we receive future payments.

Loss from Discontinued Operations

Our loss from discontinued operations for the first nine months of fiscal 2006 was $1.4 million compared to a loss from discontinued operations of $25.3 million in the first nine months of fiscal 2005. Loss from discontinued operations for the first nine months of fiscal 2006 is comprised of income from our telecom power business (held for sale) of $0.2 million, offset by discontinued operations expenses of $1.6 million, mainly legal fees related to the Nilssen arbitration award appeal and indemnification of $1.3 million, as well as legal fees related to asbestos claims and environmental expenses.

Loss from discontinued operations of $25.3 million for the first nine months of fiscal 2005 is comprised a charge for the Nilssen arbitration award of $22.0 million, related legal fees in the Nilssen arbitration of $1.5 million, losses in our telecom power business of $1.0 million, as well as legal fees related to asbestos claims and product liability claims.

Net Loss

Our net loss for the first nine months of fiscal 2006 was $7.2 million compared to a net loss of $24.3 million (as restated) for the first nine months of fiscal 2005. Despite our pre-tax loss for the first nine months of fiscal 2006, we recorded a provision for income taxes of $2.6 million, comprised of a provision of $1.4 million due to net income generated by our foreign subsidiaries and a $1.2 million non-cash tax provision related to tax basis goodwill amortization. Our provision for income taxes for the first nine months of fiscal 2005 was $1.7 million (as restated), which includes $0.5 million due to net income generated by our foreign subsidiaries and a $1.2 million non-cash tax provision related to tax basis goodwill amortization.

Liquidity and Capital Resources

Our cash balances increased $17.1 million in the first nine months of fiscal 2006, from $6.9 million at July 3, 2005 to $24.0 million at April 2, 2006, which includes restricted cash of $22.6 million. In November 2005 we deposited $22.6 million into an escrow account to ensure that we are able to satisfy the Nilssen arbitration award in the event that our appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements). The deposit was funded by borrowings under our $18.0 million term loan and by $4.6 million from our revolving credit facility. As a result, our outstanding debt balance has increased $23.3 million during the first nine months of fiscal 2006, from $25.2 million at July 3, 2005 to $48.5 million at April 2, 2006. Our primary uses of cash in the first nine months of fiscal 2006 were for vendor payments, capital expenditures of $4.1 million, and loan origination and legal fees related to our new financing agreements of $1.7 million. We have no current requirements or plans for additional major capacity expansion and we currently anticipate capital expenditures in fiscal 2006 will be less than $8.0 million. The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

On September 30, 2005, we entered into an agreement with Ableco, Inc. providing for an $18.0 million term loan and an agreement with Wells Fargo Foothill, Inc. providing for a $13.0 million revolving credit facility. Borrowings under the term loan bear interest at the lender’s reference rate plus 5%, or, at our option, the London Interbank Offering Rate (LIBOR) plus 7.5%. Such rates may be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement. The term loan requires quarterly principal payments of $1.0 million beginning in September 2006. Borrowings under the revolving loan bear interest at the bank’s prime lending rate plus 2.5% or, at our option, LIBOR plus 4%. Borrowings under the revolving credit facility are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory. The revolving credit facility also supports the issuance of letters of credit. Borrowings under the term loan and revolving credit facility are secured by substantially all of our domestic assets. We used the funds from the revolving credit facility to fully repay all outstanding obligations under our previous financing agreement with Chase Bank, which expired on September 30, 2005. Entering the third quarter of fiscal 2006, we were in violation of a covenant that required us to divest our telecom power business before the end of the second quarter of fiscal 2006. This violation was initially waived by our lenders and on April 20, 2006, we entered into an amendment with our lenders which extends the divestiture period to September 30, 2006. The amendment also adjusts the levels of certain financial covenants for the periods ending March 31, 2006 and June 30, 2006. As of April 2, 2006, the $18.0 million term loan was outstanding, and approximately $9.3 million was outstanding under our revolving credit facility. The total of these two amounts, $27.3 million, is included in current portion of long-term debt in the accompanying condensed consolidated balance sheet as of April 2, 2006 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Our European subsidiary maintains revolving borrowing arrangements with local banks, primarily to support working capital needs. Available borrowings under these arrangements aggregate approximately Euro 20.0 million depending in part upon levels of accounts receivable, and bear interest at various rates ranging from 3% to 8%. In addition, our European subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building. Borrowings under this agreement bear interest at EURIBOR plus 1.5%. The initial commitment to lend under this agreement was Euro 7.0 million, and the commitment has been and will continue to be reduced ratably on a quarterly basis beginning March 31, 2004 and ending September 30, 2013. Our European subsidiary also has certain capital leases outstanding related mainly to equipment purchases. As of April 2, 2006, total amounts outstanding under all of our European borrowing arrangements were $21.2 million, of which $2.1 million is included in current portion of long-term debt and $19.1 million is included in long term debt in the accompanying condensed consolidated balance sheet as of April 2, 2006.

During the three-month period ended April 2, 2006, we began negotiations with the labor union in Italy to further reduce the workforce at our Valdarno, Italy facility by up to 75 additional positions. A final agreement with the union has not yet been reached, and as a result, the total cost of the workforce reduction, as well as the timing of the reduction and related expense and future cash outflows, is not known at this time. While we currently estimate the total cost of the reduction at Euro 2 million (approximately $2.5 million), the accompanying condensed consolidated statements of operations do not include any costs related to this action.

As a result of the decline in interest rates and stock market equity values over the past several years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of April 2, 2006. We have not made any contributions to the plan during fiscal 2006, as none have been mandated. Based upon current contribution credits available under pension funding regulations, actuarial projections indicate no mandatory contributions to the plan would be required through fiscal year 2007. Depending upon changes in asset values and interest rates, as well as any discretionary contributions made by us in the interim period, required contributions in periods subsequent to fiscal 2007 could be significant.

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

We do not have any off-balance sheet arrangements or variable interest entities as of April 2, 2006.

Based upon current plans and business conditions, we believe that global borrowing capacity under our various credit facilities and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other near-term commitments for the next 12 months. However, our future cash flows will be impacted by higher interest expense, and scheduled debt repayments and pension contributions in fiscal years 2007 and 2008. As a result, we are currently reviewing various cash raising alternatives that would enable us to address these pending obligations as well as providing funds for future growth initiatives. These alternatives may include, but would not necessarily be limited to, asset sales, including the divestiture of product lines or businesses, and capital market transactions that may be available to us. We have engaged the investment banking firm of Stephens Inc. to assist in the evaluation of these alternatives.

Caution Regarding Forward-Looking Statements and Risk Factors

This document, including documents incorporated herein by reference, contains “forward-looking statements” (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project”, and “predict”, or similar words and phrases generally identify forward-looking statements.  Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond our control and which cannot be predicted or quantified.  As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements.  Forward-looking statements contained in this document speak only as of the date of this document or, in the case of any document incorporated by reference from another document, the date of that document.  We do not have any obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. We do not endorse any projections regarding future performance that may be made by third parties.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in the telecommunications and electronic equipment markets, international sales and operations, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Form 10-K filing with the Securities and Exchange Commission for the year ended July 3, 2005, under the heading “Risk Factors Affecting the Company’s Financial Outlook”. A copy of our Form 10-K and other reports filed by us with the SEC under the Securities Exchange Act of 1934 are available on our website, www.magnetek.com, or through the SEC’s website, www.sec.gov.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, from time to time we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Company policy prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks since that reported in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005.  A discussion of our accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies under Note 2 in the Notes to Condensed Consolidated Financial Statements.  We did not have any outstanding hedge instruments or contracts at April 2, 2006 or July 3, 2005.

Interest Rates

The fair value of our debt was $48.5 million at April 2, 2006, equal to the carrying value at that date.  The fair value of our debt is equal to the borrowings outstanding from domestic and foreign banks and small amounts owed under capital lease arrangements.  For our debt outstanding at April 2, 2006, a hypothetical 10% adverse change in interest rates would increase our annual interest expense by an estimated $0.4 million.  Prospectively we expect our interest expense to increase compared to fiscal 2005 interest expense, based on higher interest rates and potentially continued higher outstanding debt levels under our term loan and revolving credit facility (see Liquidity and Capital Resources) in the event that our appeal in the Nilssen patent infringement award is not successful and we are required to pay the award.

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

We had no foreign currency contracts outstanding at April 2, 2006 or July 3, 2005.

Item 4 – Controls and Procedures

 In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 2, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended April 2, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during the Company’s third fiscal quarter ended April 2, 2006.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

(a)           Index to Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

10.1

Second Amendment to Credit Agreement and Waiver dated as of April 20, 2006, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc., as administrative agent.**

10.2

Amendment No. 2 to Financing Agreement dated as of April 24, 2006, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.**

*	Filed with this Report on Form 10-Q.

**	Incorporated by reference to the Registrant’s Report on Form 8-K filed April 26, 2006, file number 1-10233.

***	Furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed filed by the Registrant as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: May 12, 2006	/s/ David P. Reiland
David P. Reiland
Executive Vice President
and Chief Financial Officer
(Duly authorized officer of the
registrant and principal
financial officer)