Form 10-K
period 2006-07-02
MAGNETEK INC
filed 2006-09-29
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2006

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $3.25, per share as reported by the New York Stock Exchange, on December 30, 2005 (the last business day of the Company’s most recently completed second fiscal quarter), was $91,340,711. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of September 1, 2006 was 29,312,512 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. 2006 Annual Report for the fiscal year ended July 2, 2006 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference into this Form 10-K, the Magnetek, Inc. 2006 Annual Report is not deemed filed as part of this Form 10-K.

Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 2, 2006 are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 2, 2006

The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. Fiscal years 2006 and 2004 contained 52 weeks; fiscal year 2005 contained 53 weeks.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Magnetek, Inc. (“Magnetek” or “the Company”) has been a global provider of digital power products used primarily in information technology, telecommunications, consumer products, transportation, industrial automation and energy markets. Magnetek’s products are sold directly or through manufacturers’ representatives to original equipment manufacturers (OEMs) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes. Magnetek operates in a single segment, Digital Power Control Systems. The Company was founded in July 1984 and is listed on the New York Stock Exchange (NYSE: MAG).

In the fourth quarter of fiscal 2006, Magnetek’s management completed a review of various cash raising alternatives to enable the Company to address certain pending obligations and provide funds for future growth initiatives. As a result of this review, the Company entered into an agreement following July 2, 2006 to divest its power electronics business, including related assets and liabilities. The power electronics business is comprised mainly of Magnetek’s wholly-owned subsidiaries, Magnetek S.p.A. (Italy), Magnetek Kft. (Hungary) and Magnetek Electronics Co., Ltd. (China), and a North American division located in Chatsworth, California. The power electronics business accounted for $166 million, or 69% of the Company’s reported net sales for fiscal year 2005 of $242 million. Upon divestiture of this business, the Company’s remaining operations will be located primarily in North America and in fiscal 2006 generated sales of approximately $83 million. The divestiture is expected to be completed before the end of October 2006. As a result of the divestiture, much of the following description of Magnetek’s business, operations and assets does not include the power electronics business and related assets and liabilities. As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report, in the fourth quarter of fiscal 2006, operations associated with this business were reclassified as discontinued operations and the assets and liabilities of this business were reclassified as held for sale.

Digital Power Control Systems

Power-Control Systems. Power-control systems is comprised primarily of programmable motion control and power conditioning systems. The Company is North America’s largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and is also the largest independent supplier of digital motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and most of the world’s leading elevator builders. Magnetek was the world’s first and is the largest independent builder of power conditioners for commercial stationary fuel cells, its principal customer being United Technologies. The Company also designs and builds digital power inverters for renewable energy sources such as wind turbines.

Backlog. Magnetek’s backlog as of the end of fiscal 2006 was $9.7 million versus $10.8 million at the end of fiscal 2005. The decrease in backlog reflects, primarily, a slowdown in overall economic activity. The Company expects most of the orders in its backlog to be filled during first half of fiscal 2007.

Competition. Magnetek’s primary competitors during fiscal 2006 included: Control Techniques; KCI/Konecranes, OMRON, Yaskawa, Toshiba, Bubenzer, Johnson Industries, Fronius, SMA, SatCon Technology, Semikron, Telemics and Xantrex. Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than Magnetek.

Competitive Strengths

Management believes that Magnetek benefits most from competitive advantages in the following areas:

Technological Capabilities. Magnetek emphasizes and leverages its ability to provide custom-designed and customized solutions for power and motion control applications through digital power-electronic technology. The Company recruits top talent from universities that stress power electronics in their curricula, and its technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, wireless communication technology, and the application of microprocessors, digital signal processors and software algorithms in the development of “smart” power and motion control systems.

Customer Relationships. Magnetek has established long-term relationships with major manufacturers of fuel cells, cranes and hoists, elevators and mining equipment, among others. The Company believes that these relationships have resulted from its reliability and responsiveness, and readiness to meet special customer requirements based on innovative technology, the quality and cost-effectiveness of its products, and its commitment to stand behind its products.

Manufacturing and Systems Integration. Magnetek competes as a supplier of high-performance systems and subsystems that are incorporated into customers’ products, systems and operations. The Company has taken steps to enhance its competitive position by adopting and implementing ISO process guidelines, implementing demand-flow and cellular manufacturing techniques, and investing in state-of-the-art manufacturing capabilities and advanced electronic test equipment, to assure product quality and reliability.

Product Breadth and Market Diversity. Magnetek provides a variety of products to each of its major markets. Since product breadth and subsystems integration capability are important to certain OEM customers, system integrators, dealers, contractors and end-users, these attributes have helped Magnetek establish OEM relationships and sales channel partnerships. Magnetek also addresses a number of end-markets and serves a range of customers in the belief that market diversity and a broad customer base reduce the Company’s susceptibility to economic cycles and increase its prospects for profitable growth.

Systems Sales Channels. Management believes that Magnetek’s well established network of some 800 “Electromotive Systems™” dealers, “Performance Plus” centers and key OEM customers constitute a significant competitive advantage in the North American materials handling marketplace.

Competitive Weaknesses

Management considers the Company’s primary competitive weaknesses to be its limited size and financial resources.

Based upon current plans and business conditions, the Company believes that proceeds from the divestiture of its power electronics business, borrowing capacity under our various credit facilities, and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other near-term commitments. However, some of the Company’s competitors have substantially greater financial resources than Magnetek.

Restructuring and Current Strategy

Since the mid-1990s, Magnetek has undertaken a series of strategic initiatives to tighten its business focus, strengthen its financial position and improve its competitiveness. From 1998 through 2001, a number of electrical commodity product businesses, representing more than three-quarters of the Company’s revenue, were divested (Motors and Generators in 1999 and Standard Drives, Lighting Ballasts and Component Transformers in 2001). Proceeds from these divestitures were applied to eliminate the Company’s long-term debt, repurchase Company stock, and make product-line acquisitions.

Magnetek’s current strategy is centered primarily on raising cash to enable the Company to address pending debt repayment and pension obligations, as well as provide funds for future growth initiatives. As a result, the Company has decided to divest its power electronics business. The Company intends to use the proceeds from the sale of the business to repay debt and fund pension obligations.

In addition, the Company intends to continue to build on its competitive strengths in established material handling, elevator, and mining markets, and to continue to invest in research and development to expand the Company’s product portfolio aimed at penetrating growing and emerging markets for digital power-based systems, such as alternative energy. Management believes that attractive growth opportunities exist in North American alternative energy markets for Magnetek’s power control systems, and that attractive growth opportunities may exist in Europe and Asia for Magnetek’s power control systems that have achieved substantial market positions in North America, primarily material handling and elevator systems.

International Operations

International sales accounted for 19% of Magnetek’s net revenues in fiscal 2006. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S.

For the Company’s 2006, 2005, and 2004 fiscal years, revenues derived from domestic sales were $67.1 million, $61.3 million and $55.6 million, respectively, and revenues derived from international sales were $16.0 million, $14.7 million and $12.3 million, and the Company continues to expand sales to global customers.

The majority of the Company’s international operations are in Canada. The Company’s continuing operations hold assets in the U.S., Canada and the United Kingdom totaling $87.2 million, of which $5.7 million are held in Canada and $0.8 million are in the United Kingdom.

Suppliers and Raw Materials

Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2006, raw materials purchases accounted for approximately 70% of the Company’s cost of sales. Production of digital power control systems depends on various electronic components. The Company seeks to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging its combined purchasing requirements. Based on analyses of the costs and benefits of its level of vertical integration, Magnetek is continuing to increase its outsourcing of certain materials and component parts that previously have been produced internally.

Research and Development

Magnetek’s research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers’ specific needs. Total research and development expenditures were approximately $4.1 million, $3.9 million, and $3.1 million respectively, for the Company’s 2006, 2005 and 2004 fiscal years.

Intellectual Property

Magnetek holds numerous patents, trademarks and copyrights, and believes that it holds or licenses all of the patent, trademark, copyright and other intellectual property rights necessary to conduct its business. The Company generally relies upon patents, copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated or circumvented, or that any rights granted there under will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek’s technology. Further, the laws of some foreign countries may not permit the protection of Magnetek’s proprietary rights to the same extent as do the laws of the United States. Although the Company believes the protection afforded by its patents, patent applications, trademarks and copyrights has value, rapidly changing technology in the power control systems industry and shortened product life cycles make Magnetek’s future success dependent primarily on the innovative skills, technological expertise, research and development and management capabilities of its employees rather than on patent, copyright, and trademark protection.

Employee Relations

As of September 29, 2006, the Company had approximately 200 salaried employees and approximately 100 hourly employees, none of whom were covered by collective bargaining agreements with unions. The Company believes that its relationships with its employees are favorable.

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

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during fiscal years 2006 2005 or 2004.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2006, 2005 and 2004. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

Supplemental Information-Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
Andrew G. Galef	73	Chairman of the Board
Thomas G. Boren	57	President and Chief Executive Officer
Antonio Canova, Ph.D	64	Executive Vice President, Power Electronic Products
Alexander Levran, Ph.D	56	Executive Vice President, Chief Technology Officer
Peter M. McCormick	46	Executive Vice President, Power Control Systems
David P. Reiland	52	Executive Vice President and Chief Financial Officer
Stephen Torres	41	Executive Vice President, Alternative Energy
Tina D. McKnight	48	Vice President, General Counsel and Secretary
Marty J. Schwenner	45	Vice President, Controller and Chief Accounting Officer

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

Antonio Canova is the Executive Vice President responsible for the Company’s Power Electronic Products Group in Europe and North America. Dr. Canova joined Magnetek when it acquired Plessey S.p.A. in 1991 and assumed responsibility for the Company’s European power components business at that time. With the acquisition of Omega Power Systems, Inc. in 1998, Dr. Canova assumed responsibility for the North American power components business as well. Prior to joining Magnetek, Dr. Canova was the Managing Director of Plessey S.p.A. from 1988 until its acquisition by Magnetek in 1991 and served as its General Manager from 1969 to 1988.

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

Stephen Torres is the Executive Vice President responsible for the Alternative Energy business. Mr.Torres joined the Company in April, 2005 after serving for four years as the Vice President responsible for marketing and project development for FuelCell Energy, Inc. Before that, Mr. Torres was director of business development, channel management and Latin America marketing for Capstone Turbine Corporation. Prior to joining Capstone, Mr. Torres was Manager, Manufacturing Practice, with Deloitte Consulting Group for five years, where he focused on marketing, supply chain processes and operations improvement. Before joining Deloitte Consulting Group, he served in brand management and technical sales with Procter & Gamble and General Electric.

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

Marty Schwenner has been a Vice President of the Company since 2003 and Controller since 2002. Mr. Schwenner was Vice President of Finance for the Power Electronic Group from 1998 until 2002. Mr. Schwenner also served as the Chief Financial Officer of the Company’s European Operations from 1992 to 1998 and as Internal Audit Manager from 1991 until 1992. Mr. Schwenner joined Magnetek as an Internal Auditor in 1989. Before joining Magnetek, Mr. Schwenner was a Financial Analyst with Nortek, Inc. since 1985. Mr. Schwenner is a Certified Public Accountant and a Certified Internal Auditor.

ITEM 1A. RISK FACTORS

The information called for by this Item 1A is hereby incorporated by reference to the section of the Company’s 2006 Annual Report entitled “Risk Factors Affecting the Company’s Outlook.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Magnetek’s headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2009	84,000	Power control systems manufacturing
Mississauga, Canada	2006	18,000	Power control systems manufacturing
Pittsburgh, Pennsylvania	2009	9,000	Power control systems manufacturing

The Company believes its facilities are in satisfactory condition and are adequate for its continuing operations.

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

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company’s insurance carrier and legal counsel has been retained to represent the Company. Plaintiff’s claim for damages is unknown at this time, but management believes that its insurer will bear all liability for the claim, if any.

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

Litigation—Patent Infringement

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In April 2003, Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November, 2004 and a decision awarding Nilssen $23.4 million was issued on May 3, 2005, to be paid within ten days of the award. Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and Magnetek filed a counter-motion to vacate the award for a number of reasons, including that the award was fraudulently obtained. Magnetek’s request for oral argument was granted and the hearing took place on October 19, 2005. A decision has not been announced. An unfavorable decision by the Court would likely result in payment of the award to Nilssen.

In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement. The case is now pending in the Central District of Tennessee. Nilssen voluntarily dismissed all but four of the patents from the lawsuit. The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen’s patents. ULT requested a re-examination of the patents at issue by the Patent and Trademark Office and the request was granted. Meanwhile, the case against ULT has been stayed pending Nilssen’s appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuits against ULT. The Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the quarter ended July 2, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sales prices of the Company’s Common Stock during each quarter of fiscal 2006 and 2005:

	High	Low
Fiscal Year 2006
First quarter	$3.70	$2.37
Second quarter	3.50	2.37
Third quarter	4.10	3.03
Fourth quarter	4.19	2.01
Fiscal Year 2005
First quarter	$8.40	$5.26
Second quarter	7.87	5.97
Third quarter	6.94	4.50
Fourth quarter	5.40	1.90

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the ticker symbol “MAG.” As of September 1, 2006 there were 198 record holders of Magnetek’s Common Stock.

Magnetek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company’s 2006 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock.

The Company did not repurchase any of its Common Stock during fiscal year 2006.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item 6 is hereby incorporated by reference to the section of the Company’s 2006 Annual Report entitled “Selected Financial Data.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item 7 is hereby incorporated by reference to the section of the Company’s 2006 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item 7A is hereby incorporated by reference to the section of the Company’s 2006 Annual Report entitled “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements and the corresponding Report of Independent Registered Public Accounting Firm in the Company’s 2006 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Magnetek had no disagreements with its independent accountants in fiscal 2006 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Explanation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation and because of the material weakness identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of July 2, 2006.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 2, 2006. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 2, 2006, management has concluded that the organizational structure of the Company’s European subsidiary, Magnetek S.p.A., lacks adequate levels of personnel to timely perform certain critical accounting activities, including the review and approval of accounting adjustments and account reconciliations. Management has concluded that this control deficiency constitutes a material weakness. As a result of the material weakness noted, management has concluded that the Company did not maintain effective control over financial reporting as of July 2, 2006 based on the criteria set forth in Internal Control-Integrated Framework issued by the COSO. This European subsidiary is being divested as part of the Company’s power electronics business, as described elsewhere in this Report on Form 10-K.

Management’s evaluation of the effectiveness of internal control over financial reporting as of July 2, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Controls and Procedures

No change in internal control over financial reporting occurred during the period ended July 2, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Magnetek, Inc. did not maintain effective internal control over financial reporting as of July 2, 2006, because of the effect of a material weakness identified in management’s assessment as described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magnetek, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The organizational structure of the Company’s European subsidiary, Magnetek S.p.A., lacks adequate levels of personnel to timely perform certain critical accounting activities, including the review and approval of accounting adjustments and account reconciliations. This material weakness affected several financial statement accounts, including inventory, cost of sales, deferred income taxes, and provision for income taxes and resulted in adjustments to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the July 2, 2006 consolidated financial statements, and this report does not affect our report dated September 28, 2006 on those financial statements.

In our opinion, management’s assessment that Magnetek, Inc. did not maintain effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Magnetek, Inc. has not maintained effective internal control over financial reporting as of July 2, 2006, based on the COSO control criteria.

/s/ Ernst & Young LLP
Woodland Hills, California
September 28, 2006

ITEM 9B. OTHER INFORMATION

No other information is required to be reported for matters not disclosed on Form 8-K during the period ended July 2, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2006 Proxy Statement entitled “Proposal No. 1 – Election of Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

The information regarding the Company’s executive officers required by this item is included in Part I, Item 1, under the caption “Supplementary Information – Executive Officers of the Company” and is hereby incorporated by reference into this section.

Supplemental Information-Code of Ethics

The Company has adopted a Code of Ethics for all of its directors and employees that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for individual business units of the Company. The Code of Ethics is posted on Magnetek’s website at www.magnetek.com. A copy of the Code of Ethics is available, without charge, to any shareholder who sends a written request to the Corporate Secretary at 8966 Mason Ave., Chatsworth, California 91311.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2006 Proxy Statement entitled “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2006 Proxy Statement entitled “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Officers” and “Securities Authorized For Issuance Under Equity Compensation Plans”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2006 Proxy Statement entitled “Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2006 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accountants Firm”.

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

Exhibit
No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	By-laws of the Company, as amended and restated.
4.1	(3)	Registration Rights Agreement dated as of April 29, 1991 among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(4)	Registration Rights Agreement dated as of June 28, 1996 by and between the Company and U.S. Trust Company of California, N.A..
4.3	(21)	Registration Rights Agreement dated as of June 26, 2002 by and between the Company and U. S. Trust Company N.A
4.4	(10)	Rights Agreement dated as of April 30, 2003 between the Company and The Bank of New York, as Rights Agent.
4.5	(21)	Agreement for Registration of Rights dated as of September 15, 2003 between the Company and SEI Private Trust Company.
4.6	(26)	Registration Rights Agreement dated as of October 3, 2003 between the Company and each B. Riley Investor.
10.1	(6)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. (“1989 Plan”).
10.2	(4)	Amendment No. 1 to 1989 Plan.
10.3	(4)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4	(4)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5	(7)	Magnetek, Inc. 1997 Non-Employee Director Stock Option Plan (the “DSOP”).
10.6	(8)	First Amendment to the DSOP dated as of July 26, 2000.
10.7	(5)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.8	(9)	1999 Stock Incentive Plan of the Company (the “1999 Plan”).
10.9	(9)	2000 Employee Stock Plan of the Company (the “2000 Plan”).
10.10	(9)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.11	(11)	Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan (the “DDIP”).
10.12	(22)	Amendment to the DDIP dated April 17, 2002.
10.13	(12)	Non-Qualified Stock Option Agreement between the Company and David P. Reiland.
10.14	(29)	2004 Stock Incentive Plan of Magnetek, Inc.
10.15	(30)	Form of Non-Qualified Stock Option Agreement Pursuant to 2004 Stock Incentive Plan.
10.16	(30)	Form of Restricted Stock Award Agreement Pursuant to 2004 Stock Incentive Plan.
10.17	(29)	Second Amendment to the 1997 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.18	(27)	Executive Employment Agreement dated as of May 9, 2005 between the Company and Thomas G. Boren.
10.19	(16)	Change of Control Agreement dated October 20, 1998 between Antonio Canova and the Company.
10.20	(16)	Change of Control Agreement dated October 20, 1998 between Alexander Levran and the Company.
10.21	(16)	Change of Control Agreement dated October 20, 1998 between David P. Reiland and the Company.
10.22	(17)	Change of Control Agreement dated November 1, 2000 between Tina McKnight and the Company.
10.23	(23)	Amended and Restated Change of Control Agreement dated April 30, 2003 between Tina McKnight and the Company.
10.24	(19)	Change of Control Agreement dated December 11, 2002, between Peter McCormick and the Company.
10.25	(21)	Change of Control Agreement dated July 29, 2003 between Marty Schwenner and the Company.
10.26	(31)	Change of Control Agreement dated September 29, 2005 between Stephen Torres and the Company.
10.27	(18)	Tax Agreement dated as of February 12, 1986 between the Company and Farley Northwest Industries, Inc.
10.28	(30)	Credit Agreement dated as of September 30, 2005, among the Company, Magnetek ADS Power, Inc., Magnetek Mondel Holding, Inc., and Wells Fargo Foothill, Inc.

10.29	(30)

Credit Agreement dated as of September 30, 2005, among the Company, Magnetek ADS Power, Inc., Magnetek Mondel Holding, Inc., MagneTek National Electric Coil, Inc., Magnetek Alternative Energy, Inc., Mondel ULC, and Ableco Finance, LLC.

10.30	(30)	Definitions to Credit Agreements referenced in Exhibits 10.28 and 10.29 above.
10.31	(32)

First Amendment to Credit Agreement and Waiver dated as of November 29, 2005, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc., as administrative agent.

10.32	(32)

Amendment No. 1 to Financing Agreement dated as of November 29, 2005, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.

10.33	(33)

Second Amendment to Credit Agreement and Waiver dated as of April 20, 2006, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc., as administrative agent.

10.34	(33)

Amendment No. 2 to Financing Agreement dated as of April 24, 2006, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.

10.35	(15)	Lease of Pomaz, Hungary facility.
10.36	(20)	Lease of Menomonee Falls, Wisconsin facility dated as of July 23, 1999.
10.37	(24)	Contract for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.38	(25)	Joinder Agreement dated as of April 23, 2004 by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
10.39	**	Agreement for the Sale of Magnetek, Inc. Power Electronics Group dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.40	**

Forbearance Agreement dated as of September 22, 2006, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.

10.41	**

Forbearance Agreement dated as of September 22, 2006, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc. as administrative agent.

13.1	**	2006 Annual Report.
21.1	**	Subsidiaries of the Registrant as of July 2, 2006.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

**	Filed with this Form 10-K.
(1)	Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.
(2)	Previously filed with Form 8-K filed August 1, 2006 and incorporated herein by this reference.
(3)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1991 and incorporated herein by this reference.
(4)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1996 and incorporated herein by this reference.
(5)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1992 and incorporated herein by this reference.
(6)	Previously filed with Form 10-Q for quarter ended December 31, 1994 and incorporated herein by this reference.
(7)	Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45935, and incorporated herein by this reference.
(8)	Previously filed with Form 10-Q for quarter ended September 30, 2000 and incorporated herein by this reference.
(9)	Previously filed with Form 10-Q/A for quarter ended September 30, 1999 and incorporated herein by this reference.
(10)	Previously filed with Form 8-K filed May 12, 2003 and incorporated herein by this reference.
(11)	Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45939, and incorporated herein by this reference.

(16)	Previously filed with Form 10-Q for quarter ended December 31, 1998 and incorporated herein by this reference.
(17)	Previously filed with Form 10-Q for quarter ended December 31, 2000 and incorporated herein by this reference.
(18)	Previously filed with Amendment No. 1 to Registration Statement filed on February 14, 1986 and incorporated herein by this reference.
(19)	Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.
(20)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999 and incorporated herein by this reference.
(22)	Previously filed with Form 10-Q for quarter ended March 31, 2002 and incorporated herein by this reference.
(24)	Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.
(25)	Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporated herein by this reference.
(26)	Previously filed with Form 8-K dated October 21, 2003 and incorporated herein by this reference.
(27)	Previously filed with Form 8-K dated June 30, 2005.
(29)	Previously filed with Form 10-Q for quarter ended December 31, 2004, and incorporated herein by this reference.
(30)	Previously filed with Form 10-Q for quarter ended October 2, 2005, and incorporated herein by this reference.
(31)	Previously filed with Form 10-K for Fiscal Year ended July 3, 2005 and incorporated herein by this reference.
(32)	Previously filed with Form 8-K filed December 6, 2005 and incorporated herein by this reference..
(33)	Previously filed with Form 8-K filed April 26, 2006 and incorporated herein by this reference.

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended June 27, 2004, JULY 2, 2005 AND JULY 2, 2006

(amounts in thousands)

	Balance at Beginning of year	Additions charged to earnings	Deductions from Allowance	Other(a)	Balance at end of year
June 27, 2004
Allowance for doubtful receivables	$709	$-	$(143)	$(168)	$398
July 3, 2005
Allowance for doubtful receivables	$398	$603	$(255)	$1	$747
July 2, 2006
Allowance for doubtful receivables	$747	$11	$(192)	$2	$568

(a)    Represents primarily a decrease to pre-existing allowances for doubtful accounts for the year ended June 27, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chatsworth, State of California, on the 29th day of September, 2006.

MAGNETEK, INC.
(Registrant)

/s/ THOMAS G. BOREN
Thomas G. Boren
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ANDREW G. GALEF Andrew G. Galef	Chairman of the Board of Directors	September 29, 2006
/s/ THOMAS G. BOREN Thomas G. Boren	Director and Chief Executive Officer	September 29, 2006
/s/ DEWAIN K. CROSS Dewain K. Cross	Director	September 29, 2006
/s/ YON Y. JORDEN Yon Y. Jorden	Director	September 29, 2006
/s/ PAUL J. KOFMEHL Paul J. Kofmehl	Director	September 29, 2006
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director	September 29, 2006
/s/ ROBERT E. WYCOFF Robert E. Wycoff	Director	September 29, 2006
/s/ DAVID P. REILAND David P. Reiland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 29, 2006
/s/ MARTY J. SCHWENNER Marty J. Schwenner	Vice President and Controller (Principal Accounting Officer)	September 29, 2006

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Additionally, in December 2005, Magnetek’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that Magnetek’s Chief Executive Officer was not aware of any violation by Magnetek of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of July 2, 2006 and July 3, 2005 and for each of the three years in the period ended July 2, 2006, and have issued our report thereon dated September 28, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Woodland Hills, California

September 28, 2006