Form 10-Q
period 2006-10-01
MAGNETEK INC
filed 2006-11-13
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 1-10233

MAGNETEK, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

N49 W13650 Campbell Drive

Menomonee Falls, Wisconsin  53051

(Address of principal executive offices)

(262) 783-3500

(Registrant’s telephone number, including area code)

8966 Mason Ave.

Chatsworth, California  91311

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

Yes   ☐     No   ☒

The number of shares outstanding of Registrant’s Common Stock, as of October 31, 2006, was 29,312,152 shares.

2007 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED OCTOBER 1, 2006

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	October 1,	October 2,
	2006	2005

Net sales	$22,514	$20,083
Cost of sales	15,403	13,640
Gross profit	7,111	6,443

Operating expenses:
Research and development	1,019	962
Selling, general and administrative	6,658	5,987
Loss from operations	(566)	(506)

Non operating expense (income):
Interest expense	1,076	409
Interest income	(288)	(26)
Loss from continuing operations before provision for income taxes	(1,354)	(889)

Provision for income taxes	276	334
Loss from continuing operations	(1,630)	(1,223)

Income (loss) from discontinued operations, net of tax	(1,564)	169

Net loss	$(3,194)	$(1,054)

Earnings (loss) per common share

Basic and diluted:
Loss from continuing operations	$(0.06)	$(0.05)
Income (loss) from discontinued operations	(0.05)	0.01
Net loss	$(0.11)	$(0.04)

Weighted average shares outstanding:
Basic	28,966	28,868
Diluted	28,966	29,118

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 1,	July 2,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$496	$96
Restricted cash	22,602	22,602
Accounts receivable, net	14,195	13,056
Inventories	10,884	9,836
Prepaid expenses and other current assets	1,207	646
Assets held for sale	139,355	145,282
Total current assets	188,739	191,518

Property, plant and equipment	18,077	18,039
Less-accumulated depreciation	14,397	14,066
Net property, plant and equipment	3,680	3,973

Goodwill	28,150	28,150
Other assets	8,237	8,822
Total Assets	$228,806	$232,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,424	$6,996
Accrued liabilities	6,893	7,992
Accrued arbitration award	22,602	22,602
Liabilities held for sale	73,999	76,907
Current portion of long-term debt	28,336	27,412
Total current liabilities	140,254	141,909

Long-term debt, net of current portion	40	43

Pension benefit obligations, net	46,264	45,494

Deferred income taxes	2,334	2,109

Commitments and contingencies

Stockholders’ equity
Common stock	287	287
Paid in capital in excess of par value	129,689	129,473
Accumulated deficit	(10,025)	(6,831)
Accumulated other comprehensive loss	(80,037)	(80,021)
Total stockholders’ equity	39,914	42,908

Total Liabilities and Stockholders’ Equity	$228,806	$232,463

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	October 1,	October 2,
	2006	2005
Cash flows from continuing operating activities:
Loss from continuing operations	$(1,630)	$(1,223)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	542	652
Stock based compensation expense	126	82
Changes in operating assets and liabilities	(1,035)	(191)
Total adjustments	(367)	543
Net cash used in continuing operating activities	(1,997)	(680)

Cash flows from discontinued operations:
Income (loss) from discontinued operations	(1,564)	169
Adjustments to reconcile (income) loss from discontinued operations to net cash provided by discontinued operations:
Depreciation and amortization	—	1,634
Changes in operating assets and liabilities	3,813	889
Capital expenditures	(794)	(1,060)
Net cash provided by discontinued operations	1,455	1,632
Net cash provided by (used in) operating activities	(542)	952

Cash flows from investing activities:
Capital expenditures	(43)	(103)
Net cash used in investing activities	(43)	(103)

Cash flow from financing activities:
Proceeds from issuance of common stock	90	91
Borrowings (repayments) under line-of-credit agreements	924	(153)
Principal payments under capital lease obligations	(3)	(3)
Increase in deferred financing costs	(26)	(1,315)
Net cash provided by (used in) financing activities	985	(1,380)
Net increase (decrease) in cash	400	(531)
Cash at the beginning of the period	96	595
Cash at the end of the period	$496	$64

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2006

(Amounts in thousands unless otherwise noted, except per share data, unaudited)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries (the “Company”).  All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 2, 2006 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 1, 2006, and the results of its operations and its cash flows for the three months then ended.   Results for the three-months ended October 1, 2006 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended October 1, 2006 and October 2, 2005 each contained thirteen weeks.

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

Income Taxes

The Company uses the liability method to account for income taxes.  The preparation of consolidated financial statements involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheets.  An assessment of the recoverability of the deferred tax assets is made, and a valuation allowance is established based upon this assessment.

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

Stock-Based Compensation – The Company accounts for all stock-based compensation in accordance with SFAS No. 123 (R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s financial statements based upon their fair values.  The Company adopted SFAS No. 123R in July, 2005 (fiscal year 2006) and selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for periods prior to adoption were not restated.

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

Deferred Financing Costs – Costs incurred to obtain financing are deferred and included in other assets in the condensed consolidated balance sheets.  Deferred financing costs are amortized over the term of the financing facility and these expenses are included in interest expense in the accompanying condensed consolidated statements of operations.

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

Recent Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement on July 3, 2006, did not have a material effect on the Company’s financial position, results of operations or liquidity.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 creates a single model to address uncertainty in tax positions, clarifying the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes.

FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is “more-likely-than-not” to be sustained upon examination.  Measurement (step two) is only addressed if step one has been satisfied.  Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.

FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

Derivative Financial Instruments – The Company periodically uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and the matching of the derivative to the underlying transaction. The resulting gains or losses are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedge transaction are expensed.  The Company’s continuing operations had no derivative financial instruments at October 1, 2006 and July 2, 2006.

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

2.                                       Discontinued Operations

The Company’s power electronics business and telecom power business, as well as certain expenses incurred related to businesses the Company no longer owns, are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended
	October 1,	October 2,
	2006	2005

Net sales	$46,930	$40,537

Income (loss) from discontinued operations before interest and income taxes	$(965)	$1,124
Interest expense, net	274	339
Provision for income taxes	325	616
Income (loss) from discontinued operations	$(1,564)	$169

Income (loss) from discontinued operations in the table above includes charges of $30 and $412 for the first quarter of fiscal 2007 and 2006 respectively, for legal fees and costs related to the patent infringement claim, environmental issues, and asbestos claims, all of which relate to businesses the Company no longer owns.

During the fourth quarter of fiscal year 2006, the Company committed to a plan to divest its power electronics business.  As a result, in June 2006, the Company reclassified the assets and liabilities as held for sale and the results of this business as discontinued operations.  The Company’s power electronics business is comprised mainly of its wholly-owned subsidiaries Magnetek S.p.A. (Italy), Magnetek Kft. (Hungary) and Magnetek Electronics Co., Ltd. (China), and a North American division located in Chatsworth, California.  Subsequent to October 1, 2006, the Company entered into an agreement to sell the business to Power-One, Inc. (see Note 12 of Notes to Condensed Consolidated Financial Statements), and the transaction was completed on October 23, 2006.

The results of the Company’s power electronics business are as follows:

	Three Months Ended
	October 1,	October 2,
	2006	2005

Net sales	$43,489	$37,007

Income (loss) from discontinued operations before interest and income taxes	$(305)	$1,528
Interest expense, net	274	339
Provision for income taxes	325	616
Income (loss) from discontinued operations - power electronics business	$(904)	$573

Assets and liabilities of the Company’s power electronics business classified as held for sale as of October 1, 2006 and July 2, 2006, were as follows:

	October 1,	July 2,
	2006	2006

Cash and equivalents	$2,532	$1,491
Accounts receivable	39,112	51,431
Inventories	48,675	45,438
Net property, plant and equipment	27,831	27,320
Other assets	19,706	18,485
Assets of discontinued power electronics business	$137,856	$144,165
Eliminations	(3,971)	(3,616)
Total assets	$133,885	$140,549

Accounts payable	$37,754	$34,985
Other current liabilities	6,336	5,926
Other long term liabilities	10,649	10,728
Long term debt	17,362	24,294
Liabilities of discontinued power electronics business	$72,101	$75,933

During fiscal year 2005, the Company committed to a plan to divest its telecom power business, and as a result, reclassified assets and liabilities as held for sale and the results of the business as discontinued operations.

The results of the Company’s telecom power business are as follows:

	Three Months Ended
	October 1,	October 2,
	2006	2005

Net sales	$3,441	$3,530

Income (loss) from discontinued operations -telecom power business	$(630)	$8

No interest expense or provision for income tax was allocated to the Company’s telecom power business for either of the periods presented above.

The Company did not complete the divestiture of its telecom power business as of October 1, 2006, despite actively marketing the business to potential interested parties at a reasonable price.  Subsequent to October 1, 2006, in the second quarter of fiscal 2007, the Company decided to cease actively marketing the business, and retain and restructure the power systems portion of the business.  Accordingly, the operating results of the telecom power business will be classified as continuing operations and its assets and liabilities as held and used beginning in the second quarter of fiscal 2007.

3.                                     Stock-Based Compensation

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

Effective July 4, 2005, the Company adopted SFAS No. 123 (R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s financial statements based upon their fair values.  The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date.  Compensation cost recognized for the three months ended October 1, 2006 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods have not been restated.

In the fourth quarter of fiscal 2005, the Company approved the acceleration of the vesting of “underwater” unvested stock options held by the Company’s current employees, including executive officers, on June 1, 2005. No stock options held by directors were subject to the acceleration.  The decision to accelerate vesting of these underwater options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations upon adoption of SFAS No. 123 (R), as described above.  As a result of the acceleration, the Company reduced the stock option compensation expense it otherwise would have been required to record by approximately $1.9 million in fiscal 2006, $1.4 million in fiscal 2007 and less than $0.1 million in fiscal 2008 on a pre-tax basis, resulting in an additional $3.4 million of pro-forma expense in fiscal 2005.  The accelerated vesting was a modification of outstanding awards as defined by FAS 123, which resulted in incremental pro-forma compensation expense of $0.3 million in fiscal 2005.

The Company did not issue any stock options in the first quarter of fiscal 2007.  In August 2005 (fiscal 2006), the Company granted 500,000 shares of restricted stock with a fair value of $2.77 per share.  The restricted shares fully vest on January 1, 2009.  The total estimated compensation expense related to the grant of $1.4 million is being recorded ratably from the grant date through the vesting date.  As of October 1, 2006, there was approximately $0.9 million of total unrecognized compensation cost related to the grant, to be amortized over a weighted-average period of 2.25 years.

The accompanying condensed consolidated statement of operations for the three months ended October 1, 2006, includes compensation expense related to all stock-based awards of $126, comprised of $103 related to the restricted stock grant and $23 related to nonvested director stock option grants.  The three-month period ended October 2, 2005, includes stock based compensation of $82, comprised of $46 related to the restricted stock grant and $36 related to nonvested director stock option grants.

Subsequent to October 1, 2006, the Company granted 200,000 shares of restricted stock to its former CEO with immediate vesting.  Accordingly, the Company will record stock compensation expense of $952 related to the grant in its fiscal second quarter.

4.                                       Inventories

Inventories at October 1, 2006 and July 2, 2006 consist of the following:

	October 1,	July 2,
	2006	2006
Raw materials and stock parts	$8,511	$7,579
Work-in-process	954	970
Finished goods	1,419	1,287
	$10,884	$9,836

5.                                       Commitments and Contingencies

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

In addition to the two cases discussed above, in August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004.  The claim has been tendered to the Company’s insurance carrier and legal counsel has been retained to represent the Company.  Plaintiff’s claim for damages is unknown at this time, but management believes that the Company’s insurer will bear all liability for the claim, if any.

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

Litigation—Patent Infringement

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In April 2003, Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November, 2004 and a decision awarding Nilssen $23.4 million was issued on May 3, 2005, to be paid within ten days of the award. Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and Magnetek filed a counter-motion to vacate the award for a number of reasons, including that the award was fraudulently obtained.  Magnetek’s request for oral argument was granted and the hearing took place on October 19, 2005.  A decision has not been announced.  An unfavorable decision by the Court would likely result in payment of the award to Nilssen and would have a material adverse effect on the Company’s cash flows.

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

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses  into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the

Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the three months ended October 1, 2006 and October 2, 2005.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first quarter of fiscal years 2007 and 2006.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Century Electric (McMinnville, Tennessee)

Prior to the Company’s purchase of Century Electric, Inc. (“Century Electric”) in 1986, Century Electric acquired a business from Gould Inc. (“Gould”) in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (“PCBs”) at the McMinnville facility (the “1983 Indemnity”). The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and plant employees were notified of the presence of contaminants at the facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. The Company believes the cost of further investigation and remediation (including ancillary costs) is covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant in August 1999 and while the Company believes that Gould will continue to perform substantially under its indemnity obligations, Gould’s substantial failure to perform such obligations could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

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

6.             Comprehensive Loss

For the fiscal quarters ended October 1, 2006 and October 2, 2005, comprehensive loss consisted of the following:

	Three Months Ended
	October 1,	October 2,
	2006	2005
Net loss	$(3,194)	$(1,054)
Currency translation adjustment	(16)	842
Comprehensive loss	$(3,210)	$(212)

7.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended October 1, 2006 and October 2, 2005:

	Three Months Ended
	October 1,	October 2,
	2006	2005
Numerator:
Loss from continuing operations	$(1,630)	$(1,223)
Income (loss) from discontinued operations	(1,564)	169
Net loss	$(3,194)	$(1,054)

Denominator:
Weighted average shares for basic earnings per share	28,966	28,868
Add dilutive effective of stock options outstanding	—	250
Weighted average shares for diluted earnings per share	28,966	29,118

Basic & Diluted:
Loss per share from continuing operations	$(0.06)	$(0.05)
Earnings (loss) per share from discontinued operations	$(0.05)	$0.01
Net loss per share	$(0.11)	$(0.04)

Due to the loss from continuing operations, the loss from discontinued operations, and the net loss for the three months ended October 1, 2006, the effect of 0.5 million shares of stock options outstanding was excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive.  Similarly, the dilutive effect of 0.3 million shares of stock options outstanding was not included in the calculation of diluted loss per share from continuing operations or net loss per share for the three months ended October 2, 2005, as inclusion of these shares would be anti-dilutive.

8.             Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three month periods ended October 1, 2006 and October 2, 2005 were as follows:

	Three Months Ended
	October 1,	October 2,
	2006	2005
Balance, beginning of fiscal year	$414	$260
Additions charged to earnings for product warranties	123	105
Use of reserve for warranty obligations	(120)	(126)
Balance, end of period	$417	$239

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.             Pension Expense

For the three-month periods ended October 1, 2006 and October 2, 2005, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended
	October 1,	October 2,
	2006	2005
Interest Cost	$2,462	$2,440
Expected return on plan assets	(2,678)	(2,552)
Recognized net actuarial losses	986	1,062

Total net pension expense	$770	$950

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

10.                                 Income Taxes

Since fiscal 2002 the Company has provided valuation reserves against its U.S. deferred tax assets that result in a zero net deferred tax position (net deferred assets equal to deferred tax liabilities).  In fiscal 2005, the Company determined that a portion of its deferred tax liability related to tax-deductible amortization of goodwill that was no longer amortized for financial reporting purposes. These deferred tax liabilities were considered to have an indefinite life and were therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

The Company’s tax provision of $276 for the three months ended October 1, 2006 included an amount of $225 to increase the Company’s valuation allowance for deferred tax assets related to tax-deductible amortization of goodwill.   The remaining tax provision of $51 for the three months ended October 1, 2006 was comprised of income taxes of the Company’s foreign subsidiary in Canada.

11.                                 Bank Borrowing Arrangements

On September 30, 2005, the Company entered into an agreement with Ableco Finance LLC (Ableco) providing for an $18 million term loan and an agreement with Wells Fargo Foothill, Inc. (WFF) providing for a $13 million revolving credit facility.  Borrowings under the term loan bear interest at the lender’s reference rate plus 5%, or, at the Company’s option, the London Interbank Offering Rate (LIBOR) plus 7.5%.  Such rates may be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement.  The term loan requires quarterly principal payments of $1 million which were to begin in September, 2006.  Borrowings under the revolving credit facility bear interest at the bank’s prime lending rate plus 2.5% or, at the Company’s option, LIBOR plus 4%.  Borrowings under the revolving credit facility are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory.  The revolving credit facility also supports the issuance of letters of credit.  Borrowings under the term loan and revolving credit facility are secured by substantially all of the Company’s domestic assets.  The Company used the proceeds from the revolving credit facility to fully repay all outstanding obligations under its previous financing agreement with Chase Bank.

In November 2005, under terms of the financing agreements with WFF and Ableco, the Company deposited $22.6 million into an escrow account to fund the Nilssen arbitration award in the event that the Company’s appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements). The deposit was funded by the $18.0 million term loan and borrowings of $4.6 million from the revolving credit facility, and is reported as restricted cash in the accompanying condensed consolidated balance sheet as of October 1, 2006 and July 2, 2006. As of October 1, 2006, the $18.0 million term loan and approximately $10.3 million under the revolving credit facility were outstanding. The total of these two amounts, $28.3 million, is included in current portion of long-term debt in the accompanying condensed consolidated balance sheet. This classification reflects certain provisions in the term loan and revolving credit agreements which allow the lenders to declare a default and accelerate the loans should certain events occur which could be expected to result in a “Material Adverse Effect” (as defined in the agreements) on the Company. Such provisions are considered “subjective acceleration” clauses under accounting guidelines which require the classification of debt balances as current although the related agreements have termination dates that are beyond one year from the balance sheet date.

As a result of lower than planned performance and certain expenses of discontinued operations, the Company was in violation of certain financial covenants included in its credit agreements for the quarter ended July 2, 2006.  During the fiscal quarter ended October 1, 2006, the Company entered into a forbearance agreement with its lenders whereby the lenders agreed not to take any action with respect to the covenant violations through October 31, 2006, pending the divestiture of the Company’s power electronics business.  In addition, Ableco agreed to defer the initial $1 million term loan principal payment to October 31, 2006.  As discussed in Notes 2 and 12 of the Notes to Condensed Consolidated Financial Statements, on October 23, 2006, the Company completed the divestiture of its power electronics business.  The Company used a portion of the proceeds from the divestiture to repay all borrowings outstanding under its term loan and revolving credit facility.  The revolving credit facility remains in place and the Company expects to modify the terms of the facility based on changes in the Company’s domestic asset base from the divestiture of the power electronics business and the resulting impact on available borrowing base amounts, as well as expected future performance.  The term loan was repaid prior to the December 2007 expiration date pursuant to the terms of the term loan agreement in exchange for a prepayment penalty of $325 from the Company to Ableco.  The debt repayment and related costs will be reflected in the Company’s second quarter fiscal 2007 results.

12.                                 Divestiture of Power Electronics Business and Subsequent Events

On September 28, 2006 the Company entered into an agreement to sell its power electronics business to Power One, Inc. for $71.7 million in cash plus the assumption of approximately $16.7 million in net debt, subject to customary pre-closing and post-closing tangible net worth and net debt adjustments.   Pursuant to the purchase and sale agreement dated September 28, 2006 between the Company and Power One, Power-One agreed to purchase the power electronics business through the acquisition of all of the outstanding shares of Magnetek, S.p.A., a subsidiary of the Company, and of the assets and liabilities of the U.S. division of the Business.  The terms of the agreement were negotiated at arms-length.  The agreement provides for indemnification for breaches of representations and warranties and other customary matters that the Company believes are typical for this type of transaction, and for the satisfaction or waiver of customary closing conditions.

Subsequent to the end of the fiscal 2007 first quarter, on October 23, 2006, the Company completed the sale of the power electronics business to Power-One, Inc.  The transaction, which satisfied all applicable regulatory approvals and other customer closing conditions, included a payment (net of an initial estimate of the tangible net worth adjustment) by Power-One to the Company of $68 million in cash and the assumption by Power-One of approximately $16 million of the Company’s net debt.  The Company used approximately $29 million of the proceeds to repay all its remaining outstanding debt under U.S. loan agreements (see Note 11 of Notes to Condensed Consolidated Financial Statements).  The Company intends to use the remainder of the proceeds from the sale of the business primarily to fund pension obligations and support ongoing operations.

As a result of the divestiture of the Company’s power electronics business, the Company has decided to relocate its corporate office to Menomonee Falls, Wisconsin from Chatsworth, California.  In addition, the Company has not been successful in divesting its telecom power business and in October 2006 decided to cease actively marketing the business, and retain and restructure the power systems portion of the business.  No restructuring charges have been reflected in the first quarter fiscal 2007 results related to these planned actions.  The operating results of the telecom power business will be classified as continuing operations and its assets and liabilities as held and used beginning in the second quarter of fiscal 2007.

Item 2 – Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Since 2001, Magnetek has been a global provider of digital power-electronic products, including electronic converters, inverters, rectifiers and systems.  We have operated in a single business segment, Digital Power Products, comprised of two broad product categories, systems and components.  Our products are used primarily in industrial, telecommunications, data processing, consumer, imaging, alternative energy, power generation and other applications.

Our operating results for the past several years have been negatively impacted by asset impairment and restructuring charges, including a $22 million charge for goodwill impairment in fiscal 2006, and other expenses related to businesses we no longer own, including a $22 million charge in fiscal 2005 for a patent infringement arbitration award (see Note 5 of Notes to Condensed Consolidated Financial Statements).  Our fiscal 2006 cash flows were negatively impacted by higher interest expense and costs incurred to obtain new financing agreements, and we were anticipating that our future cash flows would be impacted by scheduled debt repayments and pension contributions in fiscal years 2007 and 2008. As a result, during the fourth quarter of fiscal 2006, we completed a review of various cash raising alternatives to enable us to address these pending obligations as well as provide funds for future growth initiatives, and we decided to divest our power electronics business.

Our power electronics business is engaged in the manufacture of embedded power electronic products, which are sold primarily to original equipment manufacturers for installation in their products and include: AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC to-DC power converters, and DC-to-AC power inverters.  These products are used primarily in telecommunications (telecom), data processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances.  The business has manufacturing and administrative facilities in Italy, China, Hungary and Chatsworth, California, and accounted for $166 million, or 69%, of our reported net sales for fiscal year 2005 of $242 million.

Accordingly, during the fourth quarter of fiscal year 2006, we reclassified the assets and liabilities of our power electronics business as held for sale, and the results of operations of this business as discontinued operations (see Note 2 of Notes to Condensed Consolidated Financial Statements).  On September 28, 2006, we entered into an agreement to sell the business to Power-One, Inc.  On October 23, 2006, subsequent to the end of our first quarter of fiscal 2007, we completed the transaction, which included a net payment by Power-One to Magnetek of $68 million in cash and the assumption by Power-One of approximately $16 million of Magnetek’s net debt, subject to post closing adjustments (see Note 12 of Notes to Condensed Consolidated Financial Statements).  We used a portion of the proceeds from the divestiture of the business to repay all of our outstanding debt, approximately $29 million (see Note 11 of Notes to Condensed Consolidated Financial Statements), and intend to use the remaining proceeds primarily to fund pension obligations and support ongoing operations.  As a result of the divestiture of the power electronics business, we no longer have any operations in Italy, China or Hungary, and our operations are based primarily in North America.

Going forward, we intend to focus on digital power control systems and operate solely in this product category.  Our systems and subsystems are used primarily in material handling, motion control and alternative energy applications.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand in our served markets.  Our power control systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  cranes and hoists; elevators; mining; fuel cell and wind markets.

During fiscal year 2005, we reclassified the assets and liabilities of our telecom power business as held for sale, and the results of operations of this business as discontinued operations.  Over the past 18 months we have entered into various stages of negotiations with several interested buyers, however, we have not been able to reach an agreement to sell the business.  As a result, in October 20006 we decided to retain the business and are implementing restructuring actions in order to improve its operating results.  These actions will include the relocation and consolidation of the business with our other power control systems operations to leverage our existing production and administrative capability as well as our workforce.  The accompanying financial statements continue to reflect the classification of the assets and liabilities of our telecom power business as held for sale, and the results of this business as discontinued operations for all periods presented.  However, beginning in the second quarter of fiscal 2007, we will reclassify the assets and liabilities of the business as held and used, and the results of this business as continuing operations.

As stated above, our remaining power control systems business will be comprised mainly of operations in North America based in Menomonee Falls, Wisconsin.  Our results of continuing operations reflected in the accompanying consolidated financial statements include the results of power control systems and corporate operating expenses for all periods presented.  The divestiture of our power electronics business results in a smaller company in terms of sales but our gross margins in power control systems have historically exceeded 30%.  We intend to further consolidate operations and administrative facilities during fiscal 2007, and we expect that our second fiscal quarter results will be negatively impacted by costs related to these actions.  Restructuring costs will include severance for certain Company officers and other employees, and may include other charges and relocation costs related to our telecom power business.  We plan to complete these activities by the end of the second quarter of fiscal 2007 (December 2006), however, the third quarter of fiscal 2007 could also be impacted by restructuring actions and related costs.  We believe that the resulting cost savings, together with a reduction in pension expense from expected contributions to our pension plan and lower interest expense from reduced borrowings, should enable us to return to profitability and positive cash generation in the second half of fiscal 2007.

Continuing Operations

Demand in certain of our key markets, mainly material handling, was strong during the first quarter of fiscal 2007 and our sales increased to $22.5 million, an increase of more than 12% from first quarter fiscal 2006 sales of $20.1 million.  Gross profit in the first quarter of fiscal 2007 was $0.7 million higher than the same period in fiscal 2006, due to higher volume.  However gross profit as a percentage of sales was slightly lower in the first quarter of fiscal 2007, mainly due to unfavorable sales mix.  Our research and development (R&D) expense increased slightly in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, as we continued to invest in developing new products for existing and new markets, including alternative energy products for wind applications.  We will continue to invest in R&D going forward, although the rate of growth in R&D investment may slow in fiscal 2007.  First quarter fiscal 2007 selling, general and administrative (SG&A) expense increased by $0.7 million compared to the first quarter of fiscal 2006, and at $6.7 million, represents more than 29% of sales.  During the second quarter of fiscal 2007, we expect to consolidate administrative offices and implement cost reduction actions in terms of payroll costs and general expenses, as well as pension expense with a planned contribution to our defined benefit pension plan in fiscal 2007.  We expect that our second quarter fiscal 2007 operating results will be negatively impacted by the cost of these restructuring actions and other expenses associated with the divestiture of our power electronics group, including but not limited to severance costs, increased stock compensation expense, potential relocation costs, prepayment penalties related to early debt repayment and accelerated amortization of deferred financing assets.

Our total long-term debt increased during the first quarter of fiscal 2007 by $0.9 million to $28.4 million (including amounts due under capital lease obligations).  Subsequent to the end of the first quarter of fiscal 2007, we used a portion of the proceeds from the divestiture of our power electronics group to repay all of our outstanding debt (see Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements).  We have not made any contributions to our defined benefit pension plan to date in fiscal 2007, although we do intend to make a contribution in the second quarter of fiscal 2007.  Under current regulations, no mandatory contributions are expected through fiscal 2007, however, required contributions in periods subsequent to fiscal 2007 could be significant.  Our future annual pension expense will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of contributions we make to the plan.

We are also focusing our development and marketing capabilities on higher margin systems applications and markets.  As noted above, we plan to further consolidate administrative operations and functions in fiscal 2007, however in addition to reduced costs, future sustained profitability is dependent upon improvement in revenues and gross margins, successful implementation of our strategy to penetrate higher margin markets, and introduction of new product offerings.

Discontinued Operations

The results of our power electronics business and our telecom power business, as well as certain expenses related to previously divested businesses, have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented.   The assets and liabilities of our power electronics business and telecom power business are classified as held for sale in the accompanying condensed consolidated balance sheets for all periods presented.

Our first quarter fiscal 2007 loss from discontinued operations was $1.5 million.  The loss was due mainly to losses incurred in the power electronics business of $0.9 million and losses incurred in our telecom power business of $0.6 million, as costs associated with other previously owned business were negligible in the period.  These costs have historically included charges for an arbitration award in a patent infringement claim and related legal fees (see Note 5 of Notes to Consolidated Financial Statements), as well as certain expenses for product liability claims, environmental issues, and asbestos claims.   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

Subsequent to October 1, 2006, we completed the sale of our power electronics business (see Note 12 of Notes to Condensed Consolidated Financial Statements) and also decided to retain our telecom power business.  Beginning in the second quarter of fiscal 2007, we intend to reclassify the assets and liabilities of the telecom power business as held and used, and the results of the business as continuing operations.  Going forward, our second quarter fiscal 2007 discontinued operations will include the results of our power electronics business for the three weeks of October prior to the divestiture closing date of October 23, 2006, and will also include any additional costs we may incur related to businesses no longer owned.

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

Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead.  We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  Items with no usage for the past twelve months and no expected future usage are considered obsolete, and are disposed of or fully reserved.  Reserves for excess inventory are determined based upon historical and anticipated usage as compared to quantities on hand.  Excess inventory is defined as inventory items with on-hand quantities in excess of one year’s usage and specified percentages are applied to the excess inventory value in determining the reserve.  Our assumptions have not changed significantly in the past, and we believe they are not likely to change in the foreseeable future.  We feel that our assumptions regarding inventory valuation have been accurate in the past.

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

Results of Operations - Three Months Ended October 1, 2006 and October 2, 2005

Net Sales and Gross Profit

Net sales for the first quarter of fiscal 2007 were $22.5 million, an increase of 12.1% from the first quarter of fiscal 2006 sales of $20.1 million.  The increase was due to higher sales of elevator products of $1.2 million and higher sales of material handling products of $1.1 million.  Net sales by product line were as follows, in millions:

	Three Months Ended
	October 1, 2006		October 2, 2005
Material handling	$17.0	75%	$15.9	79%
Elevator	4.9	22%	3.7	18%
Alternative energy	0.6	3%	0.5	3%

Total net sales	$22.5	100%	$20.1	100%

Our fiscal 2007 first quarter gross profit was $7.1 million, or 31.6% of sales, versus $6.4 million, or 32.1% of sales, in the first quarter of fiscal 2006.  The reduction in gross profit as a percentage of sales in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was due to unfavorable sales mix within our material handling product lines, combined with proportionately greater sales of elevator products, as our gross profit margin in our material handling product line is slightly better than the margin in our elevator product line.

Research and Development, Selling, General and Administrative

R&D expense was $1.0 million, or 4.5% of sales, in the first quarter of fiscal 2007, comparable to the fiscal 2006 first quarter amount of $1.0 million, or 4.8% of sales.  We continue to invest in product development for new markets and applications such as alternative energy products for wind applications.

SG&A expense was $6.7 million, or 29.6% of sales, in the first quarter of fiscal 2007 versus $6.0 million, or 29.8% of sales, in the first quarter of fiscal 2006.  Our first quarter fiscal 2007 selling expenses were $2.4 million versus $2.0 million in the first quarter of fiscal 2006, due to higher volume related commissions and higher salary expense from increased headcount.  General and administrative (G&A) expense was $4.3 million in the first quarter of fiscal 2007 compared to $4.0 million in the first quarter of fiscal 2006, due to higher payroll-related expenses, partially offset by lower rent expense and lower pension expense.  In addition, the first quarter of fiscal 2006 included $0.3 million of income in G&A expense from the favorable resolution of a lease termination.

Loss from Operations

Our loss from operations for the first quarter of fiscal 2007 was $0.6 million compared to a loss from operations of $0.5 million for the first quarter of fiscal 2006.

Interest Income and Expense

Interest income was $0.3 million and interest expense was $1.1 million in the first quarter of fiscal 2007.  Interest expense was $0.4 million and interest income was negligible in the first quarter of fiscal 2006, and as a result, net interest expense increased $0.4 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.  The increase in net interest expense in the first quarter of fiscal 2007 was due to higher outstanding debt balances, due mainly to borrowings associated with a patent arbitration award (see Note 5 of Notes to Condensed Consolidated Financial Statements).  In November 2005, we deposited $22.6 million into escrow to satisfy payment of the arbitration award in the event our appeal of the award is not successful.  The deposit was funded mainly by our $18.0 million term loan, which bore interest at an average rate of 12.8% while we received interest on the escrow deposit at an average rate of 5.0%.  As a result, both our reported interest income and expense increased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.

In addition, interest expense includes deferred financing amortization expense of $0.2 million in the first quarter of fiscal 2007 compared to $0.4 million in the first quarter of fiscal 2006, which included the accelerated write off of deferred financing costs related to our refinancing of senior debt in September 2005.

As noted above, subsequent to the end of the first quarter of fiscal 2007, we used a portion of the proceeds from the divestiture of our power electronics business to repay all of our outstanding debt (see Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements).  As a result, we expect to have reduced interest expense in the second fiscal quarter and throughout the balance of fiscal 2007.

Provision for Income Taxes

Despite the pretax loss of $1.4 million in the first quarter of fiscal 2007 and the pretax loss of $0.9 million in the first quarter of fiscal 2006, we recorded a tax provision of $0.3 million in each period, due to non-cash tax provisions related to goodwill amortization (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Loss from Continuing Operations

We recorded a loss from continuing operations of $1.6 million in the first quarter of fiscal 2007, or $0.06 loss per share on both a basic and diluted basis, compared to a loss from continuing operations of $1.2 million in the first quarter of fiscal 2006, or $0.05 loss per share on both a basic and diluted basis.

Income (Loss) from Discontinued Operations

Our loss from discontinued operations for the first quarter of fiscal 2007 was $1.6 million, or $0.05 loss per share on both a basic and diluted basis, compared to income from discontinued operations of $0.2 million, or $0.01 earnings per share on both a basic and diluted basis for the first quarter of 2006.  Loss from discontinued operations in the first quarter of fiscal 2007 was comprised mainly of losses in our power electronics business of $0.9 million, net of interest expense and provision for income taxes, and losses in our telecom power business of $0.6 million (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Income from discontinued operations of $0.2 million in the first quarter of fiscal 2006 was comprised of net income from our power electronics business of $0.6 million, partially offset by expenses related to previously divested businesses of $0.4 million, mainly legal fees and other costs associated with the patent infringement claim.

Net Loss

Our net loss was $3.2 million in the first quarter of fiscal 2007, or $0.11 loss per share, basic and diluted, compared to a net loss of $1.1 million in the first quarter of fiscal 2006, or $0.04 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash balance increased $0.4 million during the first quarter of fiscal 2007, from $0.1 million at July 2, 2006 to $0.5 million at October 1, 2006.  During the first quarter of fiscal 2007, our accounts receivable balances increased $1.1 million and inventories increased $1.0 million, while accounts payable balances increased $1.4 million and our long-term debt increased $0.9 million.  Cash paid for interest expense, net of interest income and deferred financing amortization expense, was $0.6 million in the first quarter of fiscal 2007.  Our capital expenditures were less than $0.1 million, and we have no current requirements or plans for additional major capacity expansion.  We currently anticipate capital expenditures in fiscal 2006 to be less than $2 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

At October 1, 2006, long-term borrowings including current portion and amounts due under capital lease obligations were $28.4 million (see Note 11 of Notes to Condensed Consolidated Financial Statements).  As a result of lower than planned performance and certain expenses of discontinued operations, we were in violation of certain financial covenants included in our credit agreements for the quarter ended July 2, 2006.  During the fiscal quarter ended October 1, 2006, we entered into a forbearance agreement with our lenders whereby the lenders agreed not to take any action with respect to the covenant violations through October 31, 2006, pending the divestiture of the our power electronics business.  In addition, Ableco agreed to defer the initial $1 million term loan principal payment, which was due in September 2006, to October 31, 2006.  As discussed in Notes 2 and 12 of the Notes to Condensed Consolidated Financial Statements, on October 23, 2006, we completed the divestiture of our power electronics business.  We used a portion of the proceeds from the divestiture to repay all borrowings outstanding under our term loan and revolving credit facility.  The revolving credit facility remains in place and we expect to modify the terms of the facility based on changes in our domestic asset base from the divestiture of the power electronics business, and the resulting impact on available borrowing base amounts.  The term loan was repaid prior to the December 2007 expiration date pursuant to the terms of the term loan agreement in exchange for a prepayment penalty of $325 from us to Ableco.  The debt repayment and related costs will be reflected in our second quarter fiscal 2007 results.  At November 7, 2006, after repayment of all remaining outstanding debt under U.S. loan agreements, we had approximately $60.3 million in cash, including $22.6 million in escrow.

As a result of the decline in interest rates and stock market equity values over the past several years, the accumulated benefit obligation of our defined benefit pension plan exceeds plan assets as of October 1, 2006.  While we did not make any contributions to the plan during the first quarter of fiscal 2007, as none were mandated, we intend to use a portion of the proceeds from the divestiture of our power electronics business to contribute to our pension fund in fiscal 2007, likely during the second fiscal quarter.  Based upon current contribution credits available under pension funding regulations, actuarial projections indicate that no mandatory contributions to the plan would be required through fiscal year 2007.  Depending upon changes in asset values and interest rates, as well as any discretionary contributions made by us in the interim period, required contributions in periods subsequent to fiscal 2007 could be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with past divestitures of discontinued operations (see Note 5 of Notes to Condensed Consolidated Financial Statements).   In the fourth quarter of fiscal 2005, a decision was rendered in a patent infringement action brought against us by Ole K. Nilssen.  In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in May 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million, to be paid within ten days of the award.  Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award of $22.6 million, net of previously paid amounts, to Nilssen.  In November 2005, we deposited $22.6 million into an escrow account to fund the Nilssen arbitration award in the event that our appeal of the award is not successful and we are required to pay Nilssen (see Note 5 of Notes to Condensed Consolidated Financial Statements).

We do not have any off-balance sheet arrangements or variable interest entities as of October 1, 2006.

We believe our existing cash balances, internally generated cash flows, and borrowing capacity under our revolving credit facility will be sufficient to fund anticipated operational needs, capital expenditures and other commitments over the next 12 months.

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

Our future results of operations and the other forward-looking statements contained in this filing, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, involve a number of risks and uncertainties.  In particular, the statements regarding future economic conditions, our goals and strategies, new product introductions, penetration of new markets, projections of sales revenues, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in the telecommunications and electronic equipment markets, international sales and operations, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Form 10-K filing with the Securities and Exchange Commission for the year ended July 2, 2006, under the heading “Risk Factors Affecting the Company’s Outlook”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, from time to time we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Company policy prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the reported market risks that we reported in our Annual Report on Form 10-K dated July 2, 2006.  A discussion of our accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies under Note 1 in the Notes to Condensed Consolidated Financial Statements.  Our continuing operations did not have any outstanding hedge instruments or contracts at October 1, 2006 and July 2, 2006.

Interest Rates

The fair value of our debt was $28.4 million at October 1, 2006, equal to the carrying value at that date.  The fair value of our debt is equal to the borrowings outstanding from domestic banks and small amounts owed under capital lease arrangements.  For our debt outstanding at October 1, 2006, a hypothetical 10% adverse change in interest rates would increase our annual interest expense by an estimated $0.2 million.  Prospectively we expect our interest expense to decrease due to lower outstanding debt levels, as subsequent to October 1, 2006, we have fully repaid all of our debt outstanding under our term loan and revolving credit facility with proceeds from the divestiture of our power electronics business (see Liquidity and Capital Resources and Note 11 of Notes to Condensed Consolidated Financial Statements).

Foreign Currency Exchange Rates

We generally do not enter into foreign exchange contracts to protect against reductions in value and volatility of future cash flows caused by changes in exchange rates, but we may selectively enter into foreign exchange contracts to hedge certain exposures.  Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

We had no foreign currency contracts outstanding at October 1, 2006 and July 2, 2006.

Item 4 – Controls and Procedures

As required by Section 404 of the Sarbanes Oxley Act of 2002, we continue to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively.  We concluded that our disclosure controls and procedures were not effective as of July 2, 2006 because of a material weakness in internal control over financial reporting related to our European subsidiary, Magnetek S.p.A., which lacked adequate levels of personnel to timely perform certain critical accounting activities, including the review and approval of accounting adjustments and account reconciliations.

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were not effective as of October 1, 2006, as the material weakness described above related to our European subsidiary, Magnetek S.p.A. was not remediated as of October 1, 2006 and (ii) no change in internal control over financial reporting occurred during the quarter ended October 1, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

On October 23, 2006, we completed the divestiture of our power electronics group, which included the sale of Magnetek S.p.A., therefore this material weakness is no longer applicable as of the date of this filing.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

We are named as a party in two product liability lawsuits related to the Telemotive Industrial Controls business that we acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc.  Both claims were tendered to the insurance companies that provided coverage for MXT Holdings, Inc. against such claims and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights.  Management believes that the insurers will bear all liability, if any, with respect to both cases and that the proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position.

In addition to the two cases described above, in August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against us and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business contributed to an accident that resulted in the death of Michael J. Carney in August 2004.  The claim has been tendered to our insurance carrier and we have retained legal counsel to represent us in this matter.  The plaintiff’s claim for damages is unknown at this time, but management believes that our insurer will bear all liability for the claim, if any.

In April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by us of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude us from making, using or selling products allegedly infringing his patents. We denied that our products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that our products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In June 2001, we sold our lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In April 2003, Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November 2004 and a decision awarding Nilssen $23.4 million was issued on May 3, 2005, to be paid within ten days of the award. Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award for a number of reasons, including that the award was fraudulently obtained.  Our request for oral argument was granted and the hearing took place on October 19, 2005.  A decision has not been announced.  An unfavorable decision by the Court would likely result in payment of the award to Nilssen, which would have a material adverse effect on our cash flows.

In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which we accepted, subject to the limitations set forth in the sale agreement.  The case is now pending in the Central District of Tennessee.  Nilssen voluntarily dismissed all but four of the patents from the lawsuit.  We deny that the products for which we have an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen’s patents.  ULT requested a re-examination of the patents at issue by the Patent and Trademark Office and the request was granted.  Meanwhile, the case against ULT has been stayed pending Nilssen’s appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuits against ULT.  We will continue to aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on our financial position, cash flows and results of operations.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended July 2, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our first fiscal quarter ended October 1, 2006.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)                                     The Annual Meeting of Stockholders of the Company was held on October 25, 2006.

(b)                                    The following named persons were elected as directors at such meeting:

Andrew G. Galef

Thomas G. Boren

Dewain K. Cross

Yon Yoon Jorden

Paul J. Kofmehl

Mitchell I. Quain

Robert E. Wycoff

(c)                                     The votes cast for and withheld with respect to each nominee for director were as follows:

Nominee	For	Withheld

Andrew G. Galef	26,368,688	693,753
Thomas G. Boren	26,604,230	458,211
Dewain K. Cross	26,279,463	784,978
Yon Yoon Jorden	26,395,536	666,905
Paul J. Kofmehl	26,453,165	609,296
Mitchell I. Quain	26,403,186	659,255
Robert E. Wycoff	26,572,509	489,932

(d)                                    The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007 was ratified.  The votes cast for and against the appointment, and the votes that abstained were as follows:

For	Against	Abstain
26,871,856	14,275	176,310

(e)                                     The Second Amendment to the Magnetek, Inc. Amended and Restated Director and Officer Compensation and Deferral Investment Plan was approved.  The votes cast for and against the approval, the votes that abstained, and the non-votes were as follows:

For	Against	Abstain	Non-votes
9,941,944	5,761,400	46,657	11,312,440

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)                                  Index to Exhibits

Exhibit
No.	Note	Exhibit Description

10.1	(1)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group dated as of September 28, 2006, by and between Magnetek, Inc. and Power-One, Inc.

10.2	(1)

Forbearance Agreement dated as of September 22, 2006, among Magnetek, Inc. and certain subsidiaries party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.

10.3	(1)	Forbearance Agreement dated as of September 22, 2006, among Magnetek, Inc. and certain subsidiaries party thereto, the lenders party thereto and Wells Fargo Foothill, Inc. as administrative agent.

10.4	(2)	Magnetek, Inc. Second Amended and Restated Director Compensation and Deferral Investment Plan.

31.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

**                      Filed with this Report on Form 10-Q.

(1)                      Previously filed with the Company’s Form 10-K for fiscal year ended July 2, 2006, filed September 29, 2006, and incorporated herein by this reference.

(2)                      Previously filed as Appendix A to the Company’s definitive proxy statement, filed September 29, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: November 10, 2006	/s/ David P. Reiland
David P. Reiland
President and Chief Executive Officer
(Duly authorized officer of the Registrant and principal executive officer)

Date: November 10, 2006	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant and principal financial officer)