Form 10-Q
period 2006-12-31
MAGNETEK, INC.
filed 2007-02-09
CIK 751085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2006

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

Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock, as of January 31, 2007, was 29,838,345 shares.

2007 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2006

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	December 31,	January 1,
	2006	2006

Net sales	$27,578	$26,063
Cost of sales	20,519	18,136
Gross profit	7,059	7,927

Operating expenses:
Research and development	1,588	1,310
Selling, general and administrative	9,189	7,125
Loss from operations	(3,718)	(508)

Non operating expense (income):
Interest expense	1,057	808
Interest income	(905)	(106)
Other expense	325	—
Loss from continuing operations before provision for income taxes	(4,195)	(1,210)

Provision for income taxes	373	345
Loss from continuing operations	(4,568)	(1,555)

Loss from discontinued operations, net of tax	(1,647)	(170)

Net loss	$(6,215)	$(1,725)

Loss per common share

Basic and diluted:
Loss from continuing operations	$(0.16)	$(0.05)

Loss from discontinued operations	$(0.06)	$(0.01)

Net loss	$(0.21)	$(0.06)

Weighted average shares outstanding:
Basic	29,264	28,890
Diluted	29,264	28,890

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 31,	January 1,
	2006	2006

Net sales	$53,533	$49,676
Cost of sales	39,054	34,463
Gross profit	14,479	15,213

Operating expenses:
Research and development	2,807	2,479
Selling, general and administrative	16,586	13,740
Loss from operations	(4,914)	(1,006)

Non operating expense (income):
Interest expense	2,133	1,261
Interest income	(1,193)	(132)
Other expense	325	—
Loss from continuing operations before provision for income taxes	(6,179)	(2,135)

Provision for income taxes	649	679
Loss from continuing operations	(6,828)	(2,814)

Income (loss) from discontinued operations, net of tax	(2,581)	35

Net loss	$(9,409)	$(2,779)

Earnings (loss) per common share

Basic and diluted:
Loss from continuing operations	$(0.23)	$(0.10)

Income (loss) from discontinued operations	$(0.09)	$0.00

Net loss	$(0.32)	$(0.10)

Weighted average shares outstanding:
Basic	29,138	28,888
Diluted	29,138	29,273

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,	July 2,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$7,276	$96
Restricted cash	22,602	22,602
Accounts receivable, net	17,578	14,765
Inventories	12,676	13,134
Prepaid expenses and other current assets	1,016	693
Assets held for sale	—	140,549
Total current assets	61,148	191,839

Property, plant and equipment	18,836	18,580
Less-accumulated depreciation	15,141	14,369
Net property, plant and equipment	3,695	4,211

Goodwill	28,117	28,150
Other assets	7,809	8,826
Total Assets	$100,769	$233,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,831	$7,862
Accrued liabilities	12,240	8,663
Accrued arbitration award	22,602	22,602
Liabilities held for sale	—	75,933
Current portion of long-term debt	—	27,412
Total current liabilities	44,673	142,472

Long-term debt, net of current portion	37	43

Pension benefit obligations, net	25,827	45,494

Deferred income taxes	2,559	2,109

Commitments and contingencies

Stockholders’ equity
Common stock	293	287
Paid in capital in excess of par value	132,459	129,473
Accumulated deficit	(16,240)	(6,831)
Accumulated other comprehensive loss	(88,839)	(80,021)
Total stockholders’ equity	27,673	42,908

Total Liabilities and Stockholders’ Equity	$100,769	233,026

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 31,	January 1,
	2006	2006
Cash flows from continuing operating activities:
Loss from continuing operations	$(6,828)	$(2,814)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,056	1,125
Write-off of deferred financing	670	—
Stock based compensation expense	1,314	222
Changes in operating assets and liabilities	(194)	1,288
Cash contribution to pension fund	(30,000)	—

Total adjustments	(27,154)	2,635
Net cash used in continuing operating activities	(33,982)	(179)

Cash flows from discontinued operations:
Income (loss) from discontinued operations	(2,581)	35
Adjustments to reconcile (income) loss from discontinued operations to net cash provided by discontinued operations:
Depreciation and amortization	—	3,364
Changes in operating assets and liabilities	5,189	1,332
Capital expenditures	(930)	(2,763)

Net cash provided by discontinued operations	1,678	1,968
Net cash provided by (used in) operating activities	(32,304)	1,789

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	65,823	—
Deposit into escrow account	—	(22,602)
Capital expenditures	(275)	(422)
Net cash provided by (used in) investing activities	65,548	(23,024)

Cash flow from financing activities:
Proceeds from issuance of common stock	1,561	149
Borrowings under long term notes	—	18,000
Repayment of long term notes	(18,000)	—
Borrowings (repayments) under line-of-credit agreements	(9,412)	4,234
Principal payments under capital lease obligations	(6)	(6)
Increase in deferred financing costs	(207)	(1,468)
Net cash provided by (used in) financing activities	(26,064)	20,909

Net increase (decrease) in cash	7,180	(326)
Cash at the beginning of the period	96	595

Cash at the end of the period	$7,276	$269

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 2, 2006 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the three- and six-months then ended.   Results for the three- and six-months ended December 31, 2006 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the thirteen or fourteen week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three- and six-month periods ended December 31, 2006 and January 1, 2006 each contained 13 and 26 weeks respectively.

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

Revenue Recognition — The Company’s policy is to recognize revenue when the earnings process is complete.  The criteria used in making this determination are persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.  Sales are recorded net of returns and allowances, which are estimated using historical data at the time of sale.

Stock-Based Compensation — The Company accounts for all stock-based compensation in accordance with SFAS No. 123 (R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s financial statements based upon their fair values.  The Company adopted SFAS No. 123 in July, 2005 (fiscal year 2006) and selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for periods prior to adoption were not restated.

Property, Plant and Equipment — Additions and improvements are capitalized at cost, whereas expenditures for maintenance and repair are charged to expense as incurred.  Depreciation is provided over the estimated useful lives of the respective assets principally on the straight-line method (machinery and equipment normally five to ten years, buildings and improvements normally ten to forty years).

Goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the carrying value of goodwill at least annually, and more frequently if indicators of potential impairment arise, using discounted future cash flow analysis as prescribed in SFAS No. 142.

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

Recent Accounting Pronouncements — In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes

 in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement on July 3, 2006, did not have a material effect on the Company’s financial position, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”).  SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected.  A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company does not anticipate that SAB 108 will have a material effect on the Company’s consolidated financial statements.

Derivative Financial Instruments — The Company periodically uses derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency and interest rate market exposures. The Company does not use derivative financial instruments for speculative or trading purposes.  The accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and the matching of the derivative to the underlying transaction. The resulting gains or losses are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedge transaction are expensed.  The Company’s continuing operations had no derivative financial instruments at December 31, 2006 and July 2, 2006.

Foreign Currency Translation — The Company’s foreign entities’ accounts are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at the end of the period.  Revenues and expenses are translated at the rates of exchange prevailing during the period.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders’ equity.

Reclassifications — Certain prior year balances were reclassified to conform to the current year presentation.

2.             Discontinued Operations

The Company’s power electronics business as well as certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net sales	$10,056	$37,532	$53,545	$73,960

Income (loss) from discontinued operations before interest and income taxes	$(1,294)	$538	$(1,629)	$1,654
Interest expense, net	247	303	521	598
Provision for income taxes	106	405	431	1,021
Income (loss) from discontinued operations	$(1,647)	$(170)	$(2,581)	$35

Income (loss) from discontinued operations in the table above includes charges of $280 and $310 for the three- and six-month periods ended December 31, 2006 respectively, and $907 and $1,319 for the three- and six-month periods ended January 1, 2006, for legal fees and costs related to the Nilssen patent infringement claim (see Note 5 of Notes to Condensed Consolidated Financial Statements), environmental issues, and asbestos claims related to businesses that the Company no longer owns.

During the fourth quarter of fiscal year 2006, the Company committed to a plan to divest its power electronics business.  As a result, in June 2006, the Company reclassified the assets and liabilities as held for sale and the results of this business as discontinued operations.  The Company’s power electronics business was comprised mainly of the Company’s wholly-owned subsidiaries Magnetek S.p.A. (Italy), Magnetek Kft. (Hungary) and Magnetek Electronics Co., Ltd. (China), and a North American division located in Chatsworth, California.  The Company entered into an agreement to sell the business to Power-One, Inc. (see Note 13 of Notes to Condensed Consolidated Financial Statements), and the transaction was completed on October 23, 2006.

The results of the Company’s power electronics business are as follows:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net sales	$10,056	$37,532	$53,545	$73,960

Income (loss) from discontinued operations before interest and income taxes	$(1,014)	$1,445	$(1,319)	$2,973
Interest expense, net	247	303	521	598
Provision for income taxes	106	405	431	1,021
Income (loss) from discontinued operations - power electronics business	$(1,367)	$737	$(2,271)	$1,354

Assets and liabilities of the Company’s power electronics business classified as held for sale as of July 2, 2006, were as follows:

July 2,
Assets and Liabilities of Discontinued Power Electronics Business	2006

Cash and equivalents	$1,491
Accounts receivable	51,431
Inventories	45,438
Net property, plant and equipment	27,320
Other assets	18,485
Assets of discontinued power electronics business	$144,165
Eliminations	(3,616)
Total assets	$140,549

Accounts payable	$34,985
Other current liabilities	5,926
Other long term liabilities	10,728
Long term debt	24,294
Liabilities of discontinued power electronics business	$75,933

During fiscal year 2005, the Company committed to a plan to divest its telecom power business, and as a result, reclassified assets and liabilities as held for sale and the results of the business as discontinued operations.  The Company did not complete the divestiture of its telecom power business despite actively marketing the business to potential interested parties at a reasonable price.  In October 2006, the Company decided to retain the business, and accordingly, the operating results of its telecom power business have been classified as continuing operations in the accompanying consolidated statements of operations and its assets and liabilities have been reclassified from held for sale to held and used in the accompanying consolidated balance sheets for all periods presented.

The results of the Company’s telecom power business are as follows:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net sales	$4,580	$4,262	$8,021	$7,792

Loss from telecom power business	$(475)	$(142)	$(1,105)	$(134)

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

Effective July 4, 2005, the Company adopted SFAS No. 123 (R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s financial statements based upon their fair values.  The Company selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date.  In accordance with the modified prospective method of adoption, the Company’s results of operations for prior periods were not restated.

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

The Company did not issue any stock options in the six month period ended December 31, 2006.

In August 2005, the Company granted 500,000 shares of restricted stock (the “August 2005 stock grant”) with a fair value of $2.77 per share to certain officers and key employees.  The restricted shares fully vest on January 1, 2009.  The total estimated compensation expense related to the grant of $1.4 million is being recorded ratably from the grant date through the vesting date.  The divestiture of the Company’s power electronics business in October 2006 resulted in the forfeiture of 90,000 shares of the August 2005 stock grant that were granted to employees of the business, which reduced stock compensation expense by $82 for the three- and six-month periods ended December 31, 2006.  Subsequent to the divestiture, the Company announced the relocation of its corporate offices from Chatsworth, California to Menomonee Falls, Wisconsin, which resulted in the termination of several corporate officers.  The Company accelerated the vesting of 175,000 shares of the August 2005 stock grant that were granted to these officers which increased stock compensation expense by $218 for the three- and six-month periods ended December 31, 2006.  Total net compensation expense related to the August 2005 stock grant in the three-month period ended December 31, 2006 was $184.  As of December 31, 2006, there was approximately $0.4 million of total unrecognized compensation cost related to the grant, to be amortized ratably over a weighted-average period of 2.0 years.

In July 2006, the Company granted a bonus equal to 200,000 shares of stock to its former CEO who elected to defer the shares pursuant to the terms of the Director Compensation and Deferral Investment Plan (“DDIP”) pending approval of an amendment to the DDIP by the Company’s shareholders.  Such amendment was approved at the annual meeting of the shareholders on October 25, 2006.  Accordingly, the Company recorded compensation expense of $952 related to the bonus in the three-month period ended December 31, 2006.

Compensation expense related to all stock-based awards for the three- and six-month periods ended December 31, 2006 was as follows:

	December 31, 2006
	Three months	Six months
	ended	ended
Bonus to the Company’s former CEO	$952	$952
August 2005 restricted stock grant	184	287
Director stock options	52	75
	$1,188	$1,314

4.                                      Inventories

Inventories at December 31, 2006 and July 2, 2006 consist of the following:

	December 31,	July 2,
	2006	2006
Raw materials and stock parts	$9,632	$10,210
Work-in-process	1,636	1,637
Finished goods	1,408	1,287
	$12,676	$13,134

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

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses   into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the three and six months ended December 31, 2006 and January 1, 2006.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the second quarter of fiscal years 2007 and 2006.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability for potential response costs related to offsite disposal locations. FOL, the successor to Universal’s indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.  In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The Company has filed a Motion to Stay and Remand the matter to the Connecticut Department of Environmental Protection (“DEP”) on the basis that DEP has primary jurisdiction to determine the need and responsibility for any further remediation.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

6.             Comprehensive Loss

For the fiscal periods ended December 31, 2006 and January 1, 2006, comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net loss	$(6,215)	$(1,725)	$(9,409)	$(2,779)
Currency translation adjustment	(161)	2	(177)	245
Comprehensive loss	$(6,376)	$(1,723)	$(9,586)	$(2,534)

7.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-months ended December 31, 2006 and January 1, 2006:

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Numerator:

Loss from continuing operations	$(4,568)	$(1,555)	$(6,828)	$(2,814)
Income (loss) from discontinued operations	(1,647)	(170)	(2,581)	35
Net loss	$(6,215)	$(1,725)	$(9,409)	$(2,779)

Denominator:
Weighted average shares for basic earnings per share	29,264	28,890	29,138	28,888
Add dilutive effective of stock options outstanding	—	—	—	385
Weighted average shares for diluted earnings per share	29,264	28,890	29,138	29,273

Basic & Diluted:
Loss per share from continuing operations	$(0.16)	$(0.05)	$(0.23)	$(0.10)
Earnings (loss) per share from discontinued operations	$(0.06)	$(0.01)	$(0.09)	$0.00
Net loss per share	$(0.21)	$(0.06)	$(0.32)	$(0.10)

Due to the loss from continuing operations, the loss from discontinued operations, and the net loss for the three- and six-months ended December 31, 2006, the effect of 0.9 million shares and 0.8 million shares respectively of stock options outstanding was excluded from the calculation of diluted loss per share, as their impact would be anti-dilutive.  Similarly, the dilutive effect of 0.5 million shares of stock options outstanding was not included in the calculation of diluted loss per share from continuing operations, loss per share from discontinued operations or net loss per share for the three-months ended January 1, 2006, as inclusion of these shares would be anti-dilutive; nor was the dilutive effect of 0.4 million shares of stock options outstanding included in the calculation of diluted loss per share from continuing operations or net loss per share for the six-months ended January 1, 2006, as inclusion of these shares would also be anti-dilutive.

8.                                    Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended December 31, 2006 and January 1, 2006 were as follows:

	Six Months Ended
	December 31,	January 1,
	2006	2006
Balance, beginning of fiscal year	$430	$310
Additions charged to earnings for product warranties	233	300
Use of reserve for warranty obligations	(253)	(279)
Balance, end of period	$410	$331

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.                                      Restructuring Costs

As a result of the divestiture of the Company’s power electronics business on October 23, 2006, the Company downsized and relocated its corporate office to Menomonee Falls, Wisconsin from Chatsworth, California.  In addition, the Company was not successful in divesting its telecom power business and decided to retain and restructure the business, including relocating the manufacturing operations of the business from Dallas, Texas to Menomonee Falls.

The condensed consolidated statements of operations for the three- and six-month periods ended December 31, 2006, include severance costs of $1.9 million related to downsizing the corporate office, of which $0.6 million is included in research and development expense and $1.3 million is included in selling, general and administrative expense.  Of the total severance cost recorded in the period ended December 31, 2006, approximately $1.2 million is included in accrued liabilities in the condensed consolidated balance sheet for the period then ended and is expected to be paid in the Company’s third fiscal quarter of 2007.

Costs incurred related to the restructuring and relocation of the telecom power business, including inventory charges and duplicate facility and labor costs, of $0.9 million are included in cost of sales in the condensed consolidated statements of operations for the three- and six-month periods ended December 31, 2006.

The Company expects to complete these restructuring activities during the third quarter of fiscal 2007 (March 2007), and as a result the Company’s results for that period will also be impacted by restructuring costs, estimated at $0.3 million.

10.                               Pension Expense

For the three- and six-month periods ended December 31, 2006 and January 1, 2006, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Interest Cost	$2,420	$2,440	$4,882	$4,880
Expected return on plan assets	(2,186)	(2,552)	(4,864)	(5,104)
Recognized net actuarial losses	658	1,062	1,644	2,124

Total net pension expense	$892	$950	$1,662	$1,900

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

As a result of the divestiture of the power electronics business (as discussed in Note 13 of Notes to Condensed Consolidated Financial Statements), the Company used a portion of the proceeds to make a contribution in December 2006 of $30.0 million to its defined benefit pension fund.  This contribution was not contemplated in the Company’s original fiscal year 2007 estimate of periodic net benefit cost.  As a result of the significant contribution relative to the plan assets, the related impact on pension expense, and the divestiture of the power electronics business, the Company performed a remeasurement of its pension assets, liabilities and expense as of December 31, 2006.  The remeasurement resulted in an increase of $8.6 million to the Company’s pension benefit obligation and minimum pension liability due to a reduction in the discount rate from 6.38% to 5.88%, and the Company’s pension expense will be $0.2 million per quarter for the remainder of fiscal 2007. The reduction in the Company’s net pension benefit obligation from $45.5 million at July 2, 2006 to $25.8 million at December 31, 2006 was due to the contribution of $30.0 million recorded as a reduction in the obligation, partially offset by the remeasurement impact of $8.6 million, and pension expense of $1.7 million for the six months ended December 31, 2006, both of which were recorded as an increase in the obligation.

11.                               Income Taxes

Due to historical net losses, the Company provides valuation reserves against its U.S. deferred tax assets that result in a zero net deferred tax position (net deferred assets equal to deferred tax liabilities).  A portion of the Company’s deferred tax liability relates to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. These deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

The Company’s provision for income taxes for the three- and six-months ended December 31, 2006 includes an amount of $225 and $450, respectively, to increase the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

12.                               Bank Borrowing Arrangements

On September 30, 2005, the Company entered into an agreement with Ableco Finance LLC (“Ableco”) providing for an $18 million term loan and an agreement with Wells Fargo Foothill, Inc. (“WFF”) providing for a $13 million revolving credit facility.  Borrowings under the term loan bore interest at the lender’s reference rate plus 5%, or, at the Company’s option, the London Interbank Offering Rate (“LIBOR”) plus 7.5%.  Such rates could be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement.  The term loan required quarterly principal payments of $1 million beginning in September, 2006.  Borrowings under the revolving credit facility bear interest at the bank’s prime lending rate plus 2.5% or, at the Company’s option, LIBOR plus 4%.  Borrowing levels under the revolving credit facility are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory.  The revolving credit facility also supports the issuance of letters of credit.  Borrowings under the term loan and revolving credit facility are secured by substantially all of the Company’s domestic assets.  The Company used the proceeds from the revolving credit facility to fully repay all outstanding obligations under its previous financing agreement with Chase Bank.

In November 2005, under terms of the financing agreements with WFF and Ableco, the Company deposited $22.6 million into an escrow account to fund the Nilssen arbitration award in the event that its appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements). The deposit was funded by the $18.0 million term loan and borrowings of $4.6 million from the revolving credit facility, and is reported as restricted cash in the accompanying condensed consolidated balance sheets as of December 31, 2006 and July 2, 2006.

As discussed in Notes 2 and 13 of the Notes to Condensed Consolidated Financial Statements, on October 23, 2006, the Company completed the divestiture of its power electronics business.  The Company used a portion of the proceeds from the divestiture to repay all borrowings outstanding under its term loan and revolving credit facility.    In accordance with provisions of the agreement with Ableco, the agreement was terminated prior to the December 2007 expiration date in exchange for a $325 prepayment penalty by the Company.  The prepayment penalty is included in other expense in the consolidated statements of operations for the three- and six-month periods ended December 31, 2006.  In addition, the write-off of deferred financing costs of $670 related to the term loan is included in interest expense for the three- and six-month periods ended December 31, 2006.  The revolving credit facility remains in place and the Company is currently in default under certain covenants of the revolving credit agreement.  The Company is in the process of obtaining a waiver and expects to modify the terms of the agreement with WFF to reflect changes in the Company’s domestic asset base and expected future performance.  There were no borrowings outstanding under the revolving credit facility as of December 31, 2006.

13.                               Divestiture of Power Electronics Business

On October 23, 2006, the Company completed the sale of its power electronics business to Power-One, Inc. (“Power-One”).  The transaction, which satisfied all applicable regulatory approvals and other customary closing conditions, included payment by Power-One to the Company of $68.0 million in cash and the assumption by Power-One of approximately $16.0 million of the Company’s debt, representing the total debt balances outstanding of the Company’s subsidiary Magnetek, S.p.A.  The Company used approximately $29.0 million of the proceeds to repay all its remaining outstanding debt and in December 2006 made a contribution of $30.0 million to its defined benefit pension fund.  The Company intends to use the remainder of the proceeds from the sale of the business primarily to fund ongoing operations.

Pursuant to the purchase and sale agreement by and between the Company and Power-One., Power-One purchased the business through the acquisition of all of the outstanding shares of Magnetek, S.p.A., a subsidiary of the Company, and of the assets and liabilities of the U.S. division of the business.  The terms of the agreement were negotiated at arms-length.  The agreement provides for a final purchase price adjustment to be negotiated primarily based on changes in tangible net assets of the business from September 28, 2006 to the October 23, 2006 closing date.  The agreement also provides indemnification for breaches of representations and warranties and other customary matters that the Company believes are typical for this type of transaction, including indemnifications for certain tax, legal, environmental and warranty issues.

The condensed consolidated balance sheet as of December 31, 2006 includes a total of $3.8 million in accrued liabilities, representing the Company’s best estimate of remaining closing costs, the final purchase price adjustment, and contingent liabilities related to the indemnification provisions of the purchase and sale agreement.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  The Company expects to complete negotiations regarding the final purchase price adjustment prior to the end of fiscal 2007.  In the event the actual final purchase price adjustment differs from the currently recorded best estimate, the Company would record any such adjustment in the period resolved as a gain or loss on the sale of the business in discontinued operations.  Similarly, any future adjustment to currently recorded closing costs estimates or contingencies related to indemnifications based upon changes in circumstances would also be recorded as a gain or loss on the sale of the business in discontinued operations.

Item 2 — Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Magnetek is global provider of digital power control systems and we operate solely in this product category.  Our systems are used primarily in material handling, motion control, telecommunications (telecom) and energy applications.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand in our served markets.  Our power control systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  cranes and hoists; elevators; wireless telecom; mining; fuel cell and wind markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, the location of our Company headquarters.

During fiscal year 2005, we reclassified the assets and liabilities of our telecom power business as held for sale, and the results of operations of this business as discontinued operations.  Over the past 18 months we have entered into various stages of negotiations with several interested buyers, however, we were not able to reach an agreement to sell the business.  In October 2006, we decided to retain the business and initiated restructuring actions in order to improve its operating results.  The accompanying financial statements reflect the reclassification of the assets and liabilities of our telecom power business as held and used, and the results of this business as continuing operations for all periods presented.

During the fourth quarter of fiscal 2006, we completed a review of various cash raising alternatives to enable us to address pending pension and debt repayment obligations, as well as provide funds for future growth initiatives, and we decided to divest our power electronics business.  This business is engaged in the manufacture of embedded power electronic products, used primarily in telecom, data processing and storage, semiconductor equipment, medical instrumentation and home appliances.  The business has manufacturing and administrative facilities in Italy, China, Hungary and Chatsworth, California.  During the fourth quarter of fiscal year 2006, we reclassified the assets and liabilities of our power electronics business as held for sale, and the results of operations of this business as discontinued operations (see Note 2 of Notes to Condensed Consolidated Financial Statements).

In October 2006, we sold the business to Power-One, Inc. which included payment by Power-One to Magnetek of $68 million in cash and the assumption by Power-One of approximately $16 million of Magnetek’s debt, subject to post closing adjustments (see Note 13 of Notes to Condensed Consolidated Financial Statements).  We used a portion of the proceeds from the divestiture of the business to repay all of our outstanding bank debt, approximately $29 million, and also made a $30 million contribution to our defined benefit pension plan in December 2006.

Our results of continuing operations reflected in the accompanying consolidated financial statements include the results of power control systems (including our telecom power business) and corporate operating expenses for all periods presented.  The divestiture of our power electronics business has resulted in a smaller company in terms of sales with revenue expected to exceed $100 million in our current fiscal year, but our gross margins in power control systems have historically exceeded 30%.  We have also further consolidated our manufacturing operations and administrative facilities during the second quarter of fiscal 2007, relocating both our telecom manufacturing from Dallas, Texas, and our corporate office functions from Chatsworth, California, to Menomonee Falls.  We believe that the resulting cost savings, together with a reduction in pension expense from the recent contribution to our pension plan and lower interest expense from reduced borrowings, should enable us to return to profitability and positive cash generation in the second half of fiscal 2007.

Continuing Operations

Demand in certain of our key markets, mainly material handling, remained strong during the second quarter of fiscal 2007 and our sales increased to $27.6 million, an increase of 6% from second quarter fiscal 2006 sales of $26.1million.  Gross profit in the second quarter of fiscal 2007 was lower than the same period in fiscal 2006, due mainly to restructuring costs from the relocation of our telecom manufacturing operations and to a lesser extent sales mix in our elevator product line.  Our research and development (“R&D”) expense increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, due mainly to severance costs from downsizing and relocating our corporate office functions.  We will continue to invest in R&D going forward, mainly in new product offerings for alternative energy applications and radio control for material handling, however the rate of growth in R&D spending may slow in fiscal 2007.  Second quarter fiscal 2007 selling, general and administrative (“SG&A”) expense increased by $2.1 million compared to the second quarter of fiscal 2006, due mainly to severance and stock compensation costs related to the downsizing, relocation and reorganization of our corporate office functions and board of directors (see Notes 3 and 9 of Notes to Condensed Consolidated Financial Statements).  Our second quarter fiscal 2007 results were also negatively impacted by prepayment penalties related to early debt repayment and accelerated amortization of deferred financing assets.

Our total long-term debt decreased during the second quarter of fiscal 2007 from $28.4 million at September 2006 to effectively zero at December 2006, as we used a portion of the proceeds from the divestiture of our power electronics business to repay all of our outstanding domestic bank debt, and our European debt was assumed by Power-One upon the purchase of the business.  We contributed $30 million to our defined benefit pension plan in fiscal 2007, and under current funding regulations, no contributions are expected until April 2008.  Future required contributions will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the plan, and could still be significant.  Pension expense recorded for financial reporting purposes is also dependent upon these factors, but is expected to be substantially lower in future periods as compared to recent historical recorded expense due primarily to the impact of the recent contribution on pension expense calculated under accounting rules.

We intend to focus our development and marketing capabilities on internal sales growth opportunities across all product lines, with a near-term emphasis on wind and elevator products, and intend to complete our telecom relocation in our third fiscal quarter (ending March 2007) and focus on improving our manufacturing flow and related efficiency in that business   to improve our margins.  We also plan to complete the consolidation of our administrative operations during the third quarter of fiscal 2007, and will continue to review further administrative cost reduction actions.  However future sustained profitability is dependent upon increasing sales revenue, improvement in gross margins, successful implementation of our strategy to penetrate higher margin markets, and successful introduction of new product offerings.

Discontinued Operations

The results of our power electronics business, as well as certain expenses related to previously divested businesses, have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented.   The assets and liabilities of our power electronics business are classified as held for sale in the accompanying condensed consolidated balance sheet as of July 1, 2006.

Our second quarter fiscal 2007 loss from discontinued operations was $1.6 million, due mainly to losses incurred in our power electronics business of $1.3 million prior to its divestiture in October 2006.  The loss from discontinued operations for the periods ended December 31, 2006 does not include any gain or loss on the divestiture of the power electronics business (see Note 13 of Notes to Condensed Consolidated Financial Statements).  Costs associated with other previously owned business were $0.3 million in the period.  These costs have historically included charges for an arbitration award in a patent infringement claim and related legal fees (see Note 5 of Notes to Consolidated Financial Statements), as well as certain expenses for product liability claims, environmental issues, and asbestos claims.   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

Going forward, our discontinued operations will include additional costs we may incur related to businesses no longer owned and may include additional costs above those currently estimated and accrued related to the divestiture of our power electronics business.

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

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment.  Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset.  We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances.  We have elected to perform our annual impairment test in the fourth quarter of our fiscal year.  Our power controls systems business is our only reporting unit under SFAS No. 142.

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

Following the divestiture of our power electronics business, we contributed $30 million to our defined benefit pension fund in December 2006.  The contribution was not contemplated in our original fiscal 2007 estimate of periodic net benefit cost.  As a result of the significant contribution and the related impact on pension expense, as well as the divestiture of our power electronics business, we performed a remeasurement of pension assets, liabilities and periodic net benefit cost as of December 31, 2006.  Our pension benefit obligation and minimum pension liability were increased by $8.6 million, due mainly to a reduction in our discount rate assumption to 5.9% from a rate of 6.4% in the original estimate for fiscal 2007 prepared in June 2006.  Our pension expense will be reduced to $0.2 million per quarter for the remainder of fiscal 2007 beginning in our third fiscal quarter.

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

Income Taxes

We operate in several taxing jurisdictions and are subject to a variety of income and related taxes.  Judgment is required in determining our provision for income taxes and related tax assets and liabilities.  We believe we have reasonably estimated our tax positions for all jurisdictions for all open tax periods.  It is possible that, upon closure of our tax periods, our final tax liabilities could differ from our estimates.

We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes.  We also record valuation allowances against these deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, when, in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

Results of Operations - Three Months Ended December 31, 2006 and January 1, 2006

Net Sales and Gross Profit

Net sales for the three months ended December 31, 2006 were $27.6 million, an increase of 5.7% from the three months ended January 1, 2006 sales of $26.1 million.  The increase was mainly due to higher sales of material handling products of $1.0 million.   Net sales by product line were as follows, in millions:

	Three Months Ended
	December 31, 2006		January 1, 2006
Material handling	$15.9	58%	$14.9	57%
Elevator motion control	5.1	18%	4.5	17%
Telecom power systems	4.9	18%	4.3	17%
Energy systems	1.7	6%	2.4	9%

Total net sales	$27.6	100%	$26.1	100%

Gross profit for the three months ended December 31, 2006 was $7.1 million, or 25.6% of sales, versus $7.9 million, or 30.4% of sales, in the three months ended January 1, 2006.  The reduction in gross profit as a percentage of sales in the three months ended December 31, 2006 as compared to the three months ended January 1, 2006 was due to restructuring costs of $0.9 million related to the relocation of our telecom manufacturing operations, unfavorable sales mix within our elevator product line, and lower sales in our energy systems business due to the divestiture of our residential solar power inverter product line.

Research and Development, Selling, General and Administrative

R&D expense was $1.6 million, or 5.8% of sales, in the three months ended December 31, 2006, compared to the R&D expense of $1.3 million, or 5.0% of sales, for the three months ended January 1, 2006.  R&D expense in the three months ended December 31, 2006 includes $0.6 million in severance related to restructuring of our corporate office functions.  We continue to invest in product development for new markets and applications such as alternative energy products for wind applications.

SG&A expense was $9.2 million (33.3% of sales) in the three months ended December 31, 2006 versus $7.1 million (27.3% of sales) in the three months ended January 1, 2006.  Selling expenses in the three months ended December 31, 2006 were $2.7 million, comparable to $2.6 million in the three months ended January 1, 2006, due to higher volume related commissions. General and administrative (“G&A”) expense was $6.5 million in the three months ended December 31, 2006 compared to $4.5 million in the three months ended January 1, 2006, due to higher stock-based compensation expense of $1.1 million (see Note 3 of Notes to Condensed Consolidated Financial Statements) and $1.3 million in severance costs in the three months ended December 31, 2006 (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Loss from Operations

Our loss from operations for the three months ended December 31, 2006 was $3.7 million compared to a loss from operations of $0.5 million for the three months ended January 1, 2006.  The increase in loss from operations in the three months ended December 31, 2006 as compared to the three months ended January 1, 2006 was mainly due to restructuring and relocation costs of $3.9 million included in our loss from operations for the three months ended December 31, 2006.

Interest Income and Expense and Other Expense

Interest income was $0.9 million and interest expense was $1.1 million in the three months ended December 31, 2006.  Interest income was $0.1 million and interest expense was $0.8 million in the three months ended January 1, 2006.  The increase in interest income in the three months ended December 31, 2006 was due to higher cash balances held in short-term investments and $0.3 million in interest income related to a previous tax settlement.

The increase in interest expense in the three-month period ended December 31, 2006 was mainly due to the write-off of deferred financing assets of $0.7 million from the early retirement of debt.  Interest expense in the three months ended January 1, 2006 reflects outstanding borrowings associated with a patent arbitration award (see Note 5 of Notes to Condensed Consolidated Financial Statements).  In November 2005, we deposited $22.6 million into escrow to satisfy payment of the award in the event our appeal is not successful.  The deposit was funded mainly by an $18.0 million term loan, which bore interest at rates of 11% while we received interest on the escrow deposit at a rate of 4%.  The term loan was repaid in October 2006, and as a result, our other expense of $0.3 million in the three months ended December 31, 2006 is comprised entirely of a prepayment penalty related to the early repayment of that debt.

Provision for Income Taxes

Despite the pretax loss of $4.2 million in the three months ended December 31, 2006 and the pretax loss of $1.2 million in the three months ended January 1, 2006, we recorded tax provisions in those periods of $0.4 million and $0.3 million respectively, due to non-cash tax provisions related to goodwill amortization and to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Loss from Continuing Operations

We recorded a loss from continuing operations of $4.6 million in the three months ended December 31, 2006, or $0.16 loss per share on both a basic and diluted basis, compared to a loss from continuing operations of $1.6 million in the three months ended January 1, 2006, or $0.05 loss per share on both a basic and diluted basis.

Loss from Discontinued Operations

Our loss from discontinued operations for the three months ended December 31, 2006 was $1.6 million, or $0.06 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.2 million, or $0.01 loss per share on both a basic and diluted basis, for the three months ended January 1, 2006.  Loss from discontinued operations in the three months ended December 31, 2006 was comprised mainly of losses in our discontinued power electronics business of $1.3 million and expenses related to previously divested businesses of $0.3 million, mainly legal fees and other costs associated with the patent infringement claim and asbestos claims.  Loss from discontinued operations of $0.2 million in the three months ended January 1, 2006 was comprised of net income from our discontinued power electronics business of $0.7 million, partially offset by expenses related to previously divested businesses of $0.9 million, mainly legal fees and other costs associated with the patent infringement claim.

Net Loss

Our net loss was $6.2 million in the three months ended December 31, 2006, or $0.21 loss per share, basic and diluted, compared to a net loss of $1.7 million in the three months ended January 1, 2006, or $0.06 loss per share on both a basic and diluted basis.

Results of Operations - Six Months Ended December 31, 2006 and January 1, 2006

Net Sales and Gross Profit

Net sales for the six months ended December 31, 2006 were $53.5 million, an increase of 7.8% from the six months ended January 1, 2006 sales of $49.7 million.  The increase was mainly due to higher sales of material handling products of $1.9 million and higher sales of elevator products of $1.7 million.   Net sales by product line were as follows, in millions:

	Six Months Ended
	December 31, 2006		January 1, 2006
Material handling	$31.4	59%	$29.5	59%
Elevator motion control	10.0	19%	8.3	17%
Telecom power systems	8.3	16%	7.8	16%
Energy systems	3.8	7%	4.1	8%

Total net sales	$53.5	100%	$49.7	100%

Gross profit for the six months ended December 31, 2006 was $14.5 million, or 27.0% of sales, versus $15.2 million, or 30.6% of sales, in the six months ended January 1, 2006.  The reduction in gross profit as a percentage of sales in the six months ended December 31, 2006 as compared to the six months ended January 1, 2006 was due to unfavorable sales mix of $1.0 million and restructuring costs of $0.9 million related to the relocation of our telecom manufacturing operations, partially offset by increased margin on higher sales of $1.1 million.

Research and Development, Selling, General and Administrative

R&D expense was $2.8 million, or 5.2% of sales, in the six months ended December 31, 2006, compared to the R&D expense of $2.5 million, or 5.0% of sales, for the six months ended January 1, 2006.  R&D expense in the six months ended December 31, 2006 includes $0.6 million in severance related to restructuring of our corporate office functions.  We continue to invest in product development for new markets and applications such as alternative energy products for wind applications and expect our R&D expense to approximate $1.0 to $1.2 million per quarter for the remainder of the fiscal year.

SG&A expense was $16.6 million (31.0% of sales) in the six months ended December 31, 2006 versus $13.7 million (27.7% of sales) in the six months ended January 1, 2006.  Selling expenses in the six months ended December 31, 2006 were $5.4 million, an increase of $0.5 million compared to $4.9 million in the six months ended January 1, 2006, due to higher volume related commissions.  G&A expense was $11.2 million in the six months ended December 31, 2006 compared to $8.8 million in the six months ended January 1, 2006, due to higher stock-based compensation expense of $1.1 million (see Note 3 of Notes to Condensed Consolidated Financial Statements) and $1.3 million in severance costs in the six months ended December 31, 2006 (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Loss from Operations

Our loss from operations for the six months ended December 31, 2006 was $4.9 million compared to a loss from operations of $1.0 million for the six months ended January 1, 2006.  The increase in loss from operations in the six months ended December 31, 2006 as compared to the six months ended January 1, 2006 was mainly due to restructuring and relocation costs of $3.9 million included in our loss from operations for the six months ended December 31, 2006.

Interest Income and Expense and Other Expense

Interest income was $1.2 million and interest expense was $2.1 million in the six months ended December 31, 2006.  Interest income was $0.1 million and interest expense was $1.3 million in the six months ended January 1, 2006.  The increase in interest income in the six months ended December 31, 2006 was due to higher cash balances held in short-term investments during November and December 2006 and $0.3 million in interest income related to a previous tax settlement.

The increase in interest expense in the six-month period ended December 31, 2006 was mainly due to the write-off of deferred financing assets of $0.7 million from the early retirement of debt.  Interest expense in the six months ended January 1, 2006 reflects outstanding borrowings associated with a patent arbitration award (see Note 5 of Notes to Condensed Consolidated Financial Statements).  In November 2005, we deposited $22.6 million into escrow to satisfy payment of the award in the event our appeal is not successful.  The deposit was funded mainly by an $18.0 million term loan, which bore interest at rates of 11% while we received interest on the escrow deposit at a rate of 4%.  The term loan was repaid in October 2006, and as a result, our other expense of $0.3 million in the six months ended December 31, 2006 is comprised entirely of a prepayment penalty related to the early repayment of that debt.

Provision for Income Taxes

Despite the pretax loss of $6.2 million in the six months ended December 31, 2006 and the pretax loss of $2.1 million in the six months ended January 1, 2006, we recorded tax provisions in those periods of $0.6 million and $0.7 million respectively, due to non-cash tax provisions related to goodwill amortization and to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Loss from Continuing Operations

We recorded a loss from continuing operations of $6.8 million in the six months ended December 31, 2006, or $0.23 loss per share on both a basic and diluted basis, compared to a loss from continuing operations of $2.8 million in the six months ended January 1, 2006, or $0.10 loss per share on both a basic and diluted basis.

Income (Loss) from Discontinued Operations

Our loss from discontinued operations for the six months ended December 31, 2006 was $2.6 million, or $0.09 loss per share on both a basic and diluted basis, compared to a slight income from discontinued operations, or $0.00 income per share on both a basic and diluted basis, for the six months ended January 1, 2006.  Loss from discontinued operations in the six months ended December 31, 2006 was comprised mainly of losses in our discontinued power electronics business of $2.3 million and expenses related to previously divested businesses of $0.3 million, mainly legal fees and other costs associated with the patent infringement claim and asbestos claims.  Income from discontinued operations in the six months ended January 1, 2006 was comprised of net income from our discontinued power electronics business of $1.4 million, partially offset by expenses related to previously divested businesses of $1.3 million, mainly legal fees and other costs associated with the patent infringement claim.

Net Loss

Our net loss was $9.4 million in the six months ended December 31, 2006, or $0.32 loss per share, basic and diluted, compared to a net loss of $2.8 million in the six months ended January 1, 2006, or $0.10 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash balance, excluding restricted cash, increased $7.2 million during the six months ended December 31, 2006, from $0.1 million at July 2, 2006 to $7.3 million at December 31, 2006.  During the six months ended December 31, 2006, our accounts receivable balances increased $2.8 million, while accounts payable increased $2.0 million and inventories decreased $0.5 million.  Our capital expenditures in the six months ended December 31, 2006 were less than $0.3 million; however we currently plan to add capacity for the production of wind inverters.  Including expenditures for this capacity, we do not anticipate capital expenditures in fiscal 2007 will exceed $2.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

As discussed in Notes 2 and 13 of the Notes to Condensed Consolidated Financial Statements, on October 23, 2006, we sold our power electronics business to Power-One for $68.0 million in cash and the assumption of approximately $16.0 million in outstanding debt in Europe.  We used approximately $29.0 million of the proceeds from the divestiture to repay all borrowings outstanding under our term loan with Ableco and revolving credit facility with WFF in October 2006.  Pursuant to the terms of the loan agreement with Ableco, the agreement was terminated prior to the December 2007 expiration date in exchange for our payment to Ableco of $325.  The revolving credit facility remains in place and we are currently in default under certain covenants of the revolving credit agreement.  We are in the process of obtaining a waiver and expect to modify the terms of the agreement with WFF to reflect changes in our domestic asset base and expected future performance.  There were no borrowings outstanding under the revolving credit facility as of December 31, 2006.

Primarily as a result of the decline in interest rates over the past several years, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We used a portion of the proceeds from the divestiture of our power electronics business to contribute $30.0 million to our pension fund in December 2006 and under current funding regulations, actuarial projections indicate no contributions to the plan would be required before April 2008.  Future required contributions will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the plan, and could still be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with past divestitures (see Note 5 of Notes to Condensed Consolidated Financial Statements).   In the fourth quarter of

fiscal 2005, a decision was rendered in a patent infringement action brought against us by Ole K. Nilssen.  In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in May 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million, to be paid within ten days of the award.  Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award of $22.6 million, net of previously paid amounts, to Nilssen, which would have a material adverse effect on our cash flows during the period in which payment would be made.  We have adequate resources to support payment of the award if such a payment is necessary, as we currently have $22.6 million cash in an interest-earning escrow account.

We did not have any off-balance sheet arrangements or variable interest entities as of December 31, 2006.

Based upon current plans and business conditions, we believe that current cash balances, borrowing capacity under our revolving credit facility and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other commitments over the next 12 months.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Form 10-K filing with the Securities and Exchange Commission for the year ended July 2, 2006, under the heading “Risk Factors Affecting the Company’s Outlook”.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, from time to time we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Company policy prohibits the use of such financial instruments for trading or speculative purposes. There have been no material changes in the market risks that we reported in our Annual Report on Form 10-K dated July 2, 2006.  A discussion of our accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies under Note 1 in the Notes to Condensed Consolidated Financial Statements.  Our continuing operations did not have any outstanding hedge instruments or contracts at December 31, 2006, and July 2, 2006.

Interest Rates

The fair value of our debt was effectively zero at December 31, 2006.  Our debt balance of $37 was comprised entirely of capital lease obligations.  As a result, at December 31, 2006, a hypothetical 10% adverse change in interest rates would have a negligible impact on our annual interest expense, as we have fully repaid all of our debt outstanding under our term loan and revolving credit facility with proceeds from the divestiture of our power electronics business (see Liquidity and Capital Resources and Note 12 of Notes to Condensed Consolidated Financial Statements).

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

We had no foreign currency contracts outstanding at December 31, 2006 and July 2, 2006.

Item 4 — Controls and Procedures

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Attached as exhibits to this Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934.  This “Controls and Procedures” section includes information concerning the controls and evaluation thereof referred to in the attached certifications, and it should be read in conjunction with the attached certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

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

Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility (sold in connection with the sale of the transformer business in June 2001) and defense and indemnification against liability for potential response costs related to offsite disposal locations. FOL, the successor to Universal’s indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.  In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The Company has filed a Motion to Stay and Remand the matter to the Connecticut Department of Environmental Protection (“DEP”) on the basis that DEP has primary jurisdiction to determine the need and responsibility for any further remediation.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 1A — Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended July 2, 2006.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our second fiscal quarter ended December 31, 2006.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of  Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

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

MAGNETEK, INC.
(Registrant)

Date: February 9, 2007	/s/ David P. Reiland
David P. Reiland
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: February 9, 2007	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)