Form 10-Q
period 2007-04-01
MAGNETEK, INC.
filed 2007-05-11
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 1, 2007

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

Yes ☐  No ☒

The number of shares outstanding of Registrant’s Common Stock, as of April 30, 2007, was 29,853,064 shares.

2007 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED APRIL 1, 2007

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) April 1, 2007	(13 Weeks) April 2, 2006

Net sales	$23,311	$26,582
Cost of sales	16,406	19,271
Gross profit	6,905	7,311

Operating expenses:
Research and development	912	1,263
Selling, general and administrative	5,628	7,279
Income (loss) from operations	365	(1,231)

Non operating expense (income):
Interest expense	142	950
Interest income	(389)	(273)
Other expense	70	—
Income (loss) from continuing operations before provision for income taxes	542	(1,908)

Provision for income taxes	307	490
Income (loss) from continuing operations	235	(2,398)

Loss from discontinued operations, net of tax	(654)	(2,032)

Net loss	$(419)	$(4,430)

Earnings (loss) per common share

Basic and diluted:
Earnings (loss) from continuing operations	$0.01	$(0.08)

Loss from discontinued operations	$(0.02)	$(0.07)

Net loss	$(0.01)	$(0.15)

Weighted average shares outstanding:
Basic	29,616	28,911
Diluted	30,269	28,911

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
	April 1,	April 2,
	2007	2006

Net sales	$76,844	$76,258
Cost of sales	55,460	53,734
Gross profit	21,384	22,524

Operating expenses:
Research and development	3,719	3,742
Selling, general and administrative	22,214	21,019
Loss from operations	(4,549)	(2,237)

Non operating expense (income):
Interest expense	2,275	2,211
Interest income	(1,582)	(405)
Other expense	395	—
Loss from continuing operations before provision for income taxes	(5,637)	(4,043)

Provision for income taxes	956	1,169
Loss from continuing operations	(6,593)	(5,212)

Loss from discontinued operations, net of tax	(3,235)	(1,997)

Net loss	$(9,828)	$(7,209)

Loss per common share

Basic and diluted:
Loss from continuing operations	$(0.22)	$(0.18)

Loss from discontinued operations	$(0.11)	$(0.07)

Net loss	$(0.33)	$(0.25)

Weighted average shares outstanding:
Basic	29,497	28,905
Diluted	29,497	28,905

See accompanying notes.

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 1,	July 2,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,681	$96
Restricted cash	22,602	22,602
Accounts receivable, net	15,408	14,765
Inventories	14,653	13,134
Prepaid expenses and other current assets	589	693
Assets held for sale	—	140,549
Total current assets	57,933	191,839

Property, plant and equipment	19,464	18,580
Less-accumulated depreciation	15,580	14,369
Net property, plant and equipment	3,884	4,211

Goodwill	28,122	28,150
Other assets	7,659	8,826
Total Assets	$97,598	$233,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,466	$7,862
Accrued liabilities	8,799	8,663
Accrued arbitration award	22,602	22,602
Liabilities held for sale	—	75,933
Current portion of long-term debt	—	27,412
Total current liabilities	40,867	142,472

Long-term debt, net of current portion	33	43

Pension benefit obligations, net	25,972	45,494

Deferred income taxes	2,784	2,109

Commitments and contingencies

Stockholders’ equity
Common stock	294	287
Paid in capital in excess of par value	133,139	129,473
Accumulated deficit	(16,659)	(6,831)
Accumulated other comprehensive loss	(88,832)	(80,021)
Total stockholders’ equity	27,942	42,908

Total Liabilities and Stockholders’ Equity	$97,598	$233,026

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands, unaudited)

	(39 Weeks)	(39 Weeks)
	April 1,	April 2,
	2007	2006
Cash flows from continuing operating activities:
Loss from continuing operations	$(6,593)	$(5,212)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,513	1,535
Write-off of deferred financing	670	—
Stock based compensation expense	1,456	361
Changes in operating assets and liabilities	3,683	4,740
Cash contribution to pension fund	(30,000)	—

Total adjustments	(22,678)	6,636
Net cash provided by (used in) continuing operating activities	(29,271)	1,424

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	63,546	—
Deposit into escrow account	—	(22,602)
Capital expenditures	(926)	(519)
Net cash provided by (used in) investing activities	62,620	(23,121)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,100	236
Borrowings under long term notes	—	18,000
Repayment of long term notes	(18,000)	—
Borrowings (repayments) under line-of-credit agreements	(9,412)	5,337
Principal payments under capital lease obligations	(10)	(9)
Increase in deferred financing costs	(207)	(1,667)
Net cash provided by (used in) financing activities	(25,529)	21,897

Cash flows from discontinued operations:
Provided by operating activities	2,857	3,296
Used in investing activities	(930)	(3,656)
Used in financing activities	(5,162)	(31)
Cash used in discontinued operations	(3,235)	(391)

Net increase (decrease) in cash	4,585	(191)
Cash at the beginning of the period	96	595

Cash at the end of the period	$4,681	$404

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2007
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 2, 2006 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 1, 2007, and the results of its operations for the three- and nine-month periods ended April 1, 2007 and April 2, 2006 and its cash flows for the nine-months ended April 1, 2007 and April 2, 2006.   Results for the three- and nine-months ended April 1, 2007 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three- and nine-month periods ended April 1, 2007 and April 2, 2006 each contained 13 and 39 weeks respectively.

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (July 2, 2007 for the Company).  The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

In September 2006, the FASB issued under Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end.  The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for the Company’s fiscal year ended July 1, 2007, while the requirement to measure the funded status as of fiscal year-end is not effective for the Company until fiscal 2009.  The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial position, results of operations and cash flows.

Reclassifications—Certain prior year balances were reclassified to conform to the current year presentation, including the reclassification of the telecom power business assets, liabilities, and results of operations from discontinued operations to continuing operations.

2.             Discontinued Operations

The Company’s power electronics business as well as certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Income (loss) from discontinued operations before interest and income taxes	$(234)	$(1,311)	$(1,863)	$343
Loss on sale of power electronics business	(420)	—	(420)	—
Interest expense, net	—	361	521	959
Provision for income taxes	—	360	431	1,381
Loss from discontinued operations	$(654)	$(2,032)	$(3,235)	$(1,997)

Loss from discontinued operations in the table above includes expenses of $234 and $544 for the three- and nine-month periods ended April 1, 2007 respectively, and $354 and $1,673 for the three- and nine-month periods ended April 2, 2006, for legal fees and costs related to the Nilssen patent infringement claim (see Note 5 of Notes to Condensed Consolidated Financial Statements), environmental issues and asbestos claims related to businesses that the Company no longer owns.

During the fourth quarter of fiscal year 2006, the Company committed to a plan to divest its power electronics business.  As a result, in June 2006, the Company classified the assets and liabilities of the power electronics business as held for sale and the results of this business as discontinued operations.  The Company’s power electronics business was comprised mainly of the Company’s wholly-owned subsidiaries Magnetek S.p.A. (Italy), Magnetek Kft. (Hungary) and Magnetek Electronics Co., Ltd. (China), and a North American division located in Chatsworth, California.  The Company entered into an agreement to sell the business to Power-One, Inc. (see Note 13 of Notes to Condensed Consolidated Financial Statements), and the transaction was completed in October, 2006.

During the third quarter of fiscal 2007 the Company and Power-One agreed upon the final purchase price adjustment related to the sale of the power electronics business.  As a result, the Company made a payment of $2.3 million to Power One, based upon changes in the tangible net worth of the business and certain indemnified liabilities.  The final settlement resulted in a loss on the sale of the power electronics business, net of amounts previously recorded, of $420.

The results of the Company’s power electronics business were as follows:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Net sales	$—	$37,551	$53,545	$111,511

Income (loss) from discontinued operations before interest and income taxes	$—	$(957)	$(1,319)	$2,016
Interest expense, net	—	361	521	959
Provision for income taxes	—	360	431	1,381
Loss from discontinued operations—power electronics business	$—	$(1,678)	$(2,271)	$(324)

Assets and liabilities of the Company’s power electronics business classified as held for sale as of July 2, 2006, were as follows:

July 2,
Assets and Liabilities of Discontinued Power Electronics Business	2006

Cash and equivalents	$1,491
Accounts receivable	51,431
Inventories	45,438
Net property, plant and equipment	27,320
Other assets	18,485
Assets of discontinued power electronics business	$144,165
Eliminations	(3,616)
Total assets	$140,549

Accounts payable	$34,985
Other current liabilities	5,926
Other long term liabilities	10,728
Long term debt	24,294
Liabilities of discontinued power electronics business	$75,933

During fiscal 2005, the Company committed to a plan to divest its telecom power business, and as a result, classified the telecom power business assets and liabilities as held for sale and the results of the business as discontinued operations.  The Company did not complete the divestiture of its telecom power business despite actively marketing the business to potential interested parties at a reasonable price.  In October 2006, the Company decided to retain the business, and accordingly, the operating results of its telecom power business have been classified as continuing operations in the accompanying condensed consolidated statements of operations and its assets and liabilities have been reclassified from held for sale to held and used in the accompanying consolidated balance sheets for all periods presented.

3.                                    Stock-Based Compensation

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

Compensation expense related to director stock option grants in the three- and nine-month periods ended April 1, 2007 was $10 and $85 respectively.  As of April 1, 2007, there was $28 of total unrecognized compensation cost related to director grants, to be expensed ratably over a weighted-average remaining period of 1.25 years.

In August 2005, the Company granted 500,000 shares of restricted stock (the “August 2005 stock grant”) with a fair value of $2.77 per share to certain officers and key employees.  The restricted shares fully vest on January 1, 2009.  The divestiture of the Company’s power electronics business in October 2006 resulted in the forfeiture of 90,000 shares of the August 2005 stock grant from employees of the business.  The divestiture also resulted in the termination of several corporate officers and the accelerated vesting of 175,000 shares of the August 2005 stock grant that were granted to these officers.  Compensation expense related to the August 2005 stock grant in the three- and nine-month periods ended April 1, 2007 was $48 and $335 respectively.  As of April 1, 2007, there was $339 of total unrecognized compensation cost related to the grant, to be expensed ratably over a weighted-average remaining period of 1.75 years.

In July 2006, the Company granted a bonus equal to 200,000 shares of common stock to its former CEO who elected to defer the shares pursuant to the terms of the Director and Officer Compensation and Deferral Investment Plan (“DDIP”) pending approval of an amendment to the DDIP by the Company’s shareholders.  Such amendment was approved at the annual meeting of the shareholders on October 25, 2006.  The Company recorded compensation expense of $952 related to the bonus in the nine-month period ended April 1, 2007.

In January, 2007, the Company issued an aggregate of 100,000 stock options at exercise prices of $5.31 and $5.83, equal to the market prices of the Company’s common stock at the respective grant dates.  The shares vest ratably over a four year period.  Compensation expense related to the January 2007 option grants in the three- and nine-month periods ended April

1, 2007 was $16.  As of April 1, 2007, there was $328 of total unrecognized compensation cost related to the grants, to be expensed ratably over a weighted-average remaining period of 3.75 years.

Also in January 2007, the Company granted an aggregate of 90,000 shares of restricted stock to certain officers which vest on January 1, 2010 and also entered into an agreement with the Company’s CEO whereby the CEO will receive cash bonuses payable quarterly in an amount equal to the fair market value of 6,250 shares of common stock (for a total of 12 payments with a total value equal to 75,000 shares).  The Company’s CEO has elected to defer the bonus payments pursuant to the terms of the DDIP.  Payments under the DDIP are made in shares of common stock and the amounts deferred are paid in January following the year in which the termination of service as a key executive occurs.  The shares awarded under both of these arrangements had a fair value of $4.98 per share at the grant date.  Compensation expense of $68 was included in the condensed consolidated statements of operations for the three- and nine-month periods ended April 1, 2007, and as of April 1, 2007, there was $754 of total unrecognized compensation remaining, to be expensed ratably over a weighted-average remaining period of 2.75 years.

Compensation expense related to all stock-based awards for the three- and nine-month periods ended April 1, 2007 was as follows:

	April 1, 2007
	Three months	Nine months
	ended	ended
August 2005 restricted stock grant	$48	$335
Bonus to the Company’s former CEO	—	952
January 2007 stock option grant	16	16
January 2007 restricted stock grant and CEO bonus	68	68
Director stock options	10	85
	$142	$1,456

4.             Inventories

Inventories at April 1, 2007 and July 2, 2006 consist of the following:

	April 1,	July 2,
	2007	2006
Raw materials and stock parts	$10,500	$10,210
Work-in-process	1,972	1,637
Finished goods	2,181	1,287
	$14,653	$13,134

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

Environmental Matters—General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the three and nine months ended April 1, 2007 and April 2, 2006.

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

Century Electric (McMinnville, Tennessee)

Prior to the Company’s purchase of Century Electric, Inc. (“Century Electric”) in 1986, Century Electric acquired a business from Gould Inc. (“Gould”) in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls (“PCBs”) at the McMinnville facility (the “1983 Indemnity”). The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and plant employees were notified of the presence of contaminants at the facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. The Company believes the cost of further investigation and remediation (including ancillary costs) is covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant in August 1999 and while the Company believes that Gould will continue to substantially perform under its indemnity obligations, Gould’s failure to perform such obligations could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations.  The Company’s leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of the Company’s transformer business in June 2001.   FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.  In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The Company has filed a Motion to Stay and Remand the matter to the Connecticut Department of Environmental Protection (“DEP”) on the basis that DEP has primary jurisdiction to determine the need and responsibility for any further remediation.  DEP recently requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

6.             Comprehensive Loss

For the fiscal periods ended April 1, 2007 and April 2, 2006, comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Net loss	$(419)	$(4,430)	$(9,828)	$(7,209)
Currency translation adjustment	7	1,247	(170)	1,404
Comprehensive loss	$(412)	$(3,183)	$(9,998)	$(5,805)

7.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-months ended April 1, 2007 and April 2, 2006:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$235	$(2,398)	$(6,593)	$(5,212)
Loss from discontinued operations	(654)	(2,032)	(3,235)	(1,997)
Net loss	$(419)	$(4,430)	$(9,828)	$(7,209)

Denominator:
Weighted average shares for basic earnings per share	29,616	28,911	29,497	28,905
Add dilutive effective of stock based compensation	653	—	—	—
Weighted average shares for diluted earnings per share	30,269	28,911	29,497	28,905

Basic & Diluted:
Income (loss) per share from continuing operations	$0.01	$(0.08)	$(0.22)	$(0.18)
Loss per share from discontinued operations	$(0.02)	$(0.07)	$(0.11)	$(0.07)
Net loss per share	$(0.01)	$(0.15)	$(0.33)	$(0.25)

Outstanding options to purchase 4.2 million and 7.2 million shares of common stock for the three months ended April 1, 2007 and April 2, 2006, respectively, were not included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.  Similarly, outstanding options to purchase 4.3 million and 7.3 million shares of common stock for the nine months ended April 1, 2007 and April 2, 2006, respectively, were not included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

8.             Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine-month periods ended April 1, 2007 and April 2, 2006 were as follows:

	Nine Months Ended
	April 1,	April 2,
	2007	2006
Balance, beginning of fiscal year	$430	$310
Additions charged to earnings for product warranties	218	423
Use of reserve for warranty obligations	(313)	(397)
Balance, end of period	$335	$336

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

9.             Restructuring Costs

As a result of the divestiture of the Company’s power electronics business in October, 2006 the Company downsized and relocated its corporate office to Menomonee Falls, Wisconsin from Chatsworth, California.  In addition, the Company decided to retain and restructure the telecom power business, including relocating the manufacturing operations from Dallas, Texas to Menomonee Falls.

The condensed consolidated statement of operations for the nine-month period ended April 1, 2007, includes severance costs of $1.9 million related to downsizing the corporate office, of which $0.6 million is included in research and development expense and $1.3 million is included in selling, general and administrative expense.  All of the severance amounts were paid by the end of the Company’s third quarter of fiscal 2007.

Costs incurred related to the restructuring and relocation of the telecom power business, including inventory charges and duplicate facility and labor costs, of $0.3 million and $1.2 million are included in cost of sales in the condensed consolidated statements of operations for the three- and nine-month periods ended April 1, 2007, respectively.

The Company completed these restructuring activities during the third quarter of fiscal 2007.

10.          Pension Expense

For the three- and nine-month periods ended April 1, 2007 and April 2, 2006, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Interest Cost	$2,549	$2,440	$7,761	$7,320
Expected return on plan assets	(3,321)	(2,552)	(8,626)	(7,656)
Recognized net actuarial losses	930	1,062	2,686	3,186

Total net pension expense	$158	$950	$1,821	$2,850

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

As a result of the divestiture of the power electronics business (as discussed in Note 13 of Notes to Condensed Consolidated Financial Statements), the Company used a portion of the proceeds to make a contribution in December 2006 of $30.0 million to its defined benefit pension plan.  This contribution was not contemplated in the Company’s original fiscal year 2007 estimate of periodic net benefit cost.  As a result of the significant contribution relative to the plan assets, the related impact on pension expense, and the divestiture of the power electronics business, the Company performed a remeasurement of its pension assets, liabilities and expense as of December 31, 2006.  The remeasurement resulted in an increase of $8.6 million to the Company’s pension benefit obligation and minimum pension liability and a reduction in pension expense due to a reduction in the discount rate from 6.38% to 5.88%.

11.                               Income Taxes

Due to historical taxable losses, the Company provides valuation reserves against its U.S. deferred tax assets that result in a zero net deferred tax position (net deferred assets equal to deferred tax liabilities).  A portion of the Company’s deferred tax liability relates to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. These deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

The Company’s provision for income taxes for the three- and nine-months ended April 1, 2007 includes $225 and $675, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

12.                               Bank Borrowing Arrangements

On September 30, 2005, the Company entered into an agreement with Ableco Finance LLC (“Ableco”) providing for an $18 million term loan and an agreement with Wells Fargo Foothill, Inc. (“WFF”) providing for a $13 million revolving credit facility.  Borrowings under the term loan bore interest at the lender’s reference rate plus 5%, or, at the Company’s option, the London Interbank Offering Rate (“LIBOR”) plus 7.5%.  Such rates could be increased by up to one percentage point depending upon the level of U.S. funded debt to EBITDA as defined in the agreement.  The term loan required quarterly principal payments of $1 million beginning in September, 2006.  Borrowings under the revolving credit facility bear interest at the bank’s prime lending rate plus 2.5% or, at the Company’s option, LIBOR plus 4%.  Borrowing levels under the revolving credit facility are determined by a borrowing base formula as defined in the agreement, based on the level of eligible domestic accounts receivable and inventory.  The revolving credit facility also supports the issuance of letters of credit.  Borrowings under the term loan were secured, and under the revolving credit facility are secured, by a lien over substantially all of the Company’s domestic assets.

In November 2005, under terms of the financing agreements with WFF and Ableco, the Company deposited $22.6 million into an escrow account to fund the Nilssen arbitration award in the event that its appeal of the award is not successful (see Note 5 of Notes to Condensed Consolidated Financial Statements). The deposit is reported as restricted cash in the accompanying condensed consolidated balance sheets as of April 1, 2007 and July 2, 2006.

As discussed in Notes 2 and 13 of the Notes to Condensed Consolidated Financial Statements, in October, 2006, the Company completed the divestiture of its power electronics business.  The Company used a portion of the proceeds from the divestiture to repay all borrowings outstanding under its term loan and revolving credit facility.    In accordance with provisions of the agreement with Ableco, the agreement was terminated prior to the December 2007 expiration date in exchange for a $325 prepayment penalty by the Company.  The prepayment penalty is included in other expense in the consolidated statements of operations for the nine-month period ended April 1, 2007.  In addition, the write-off of deferred financing costs of $670 related to the term loan is included in interest expense for the nine-month period ended April 1, 2007.  The revolving credit facility remains in place and the Company is currently in default under certain covenants of the revolving credit agreement.  The Company is in the process of obtaining a waiver.  There were no borrowings outstanding under the revolving credit facility as of April 1, 2007.

13.                               Divestiture of Power Electronics Business

On October 23, 2006, the Company completed the sale of its power electronics business to Power-One, Inc. (“Power-One”).  The transaction, which satisfied all applicable regulatory approvals and other customary closing conditions, included payment by Power-One to the Company of $68.0 million in cash and the assumption by Power-One of approximately $16.0 million of the Company’s debt, representing the total debt balances outstanding of the Company’s subsidiary Magnetek, S.p.A.  The Company used approximately $29.0 million of the proceeds to repay all of its remaining outstanding debt and in December 2006 made a contribution of $30.0 million to its defined benefit pension plan.  The Company intends to use the remainder of the proceeds from the sale of the business primarily to fund ongoing operations.

Pursuant to the purchase and sale agreement by and between the Company and Power-One, Power-One purchased the business through the acquisition of all of the outstanding shares of Magnetek, S.p.A., a subsidiary of the Company, and of the assets and liabilities of the U.S. division of the business.  The terms of the agreement were negotiated at arms-length.  The agreement provided for a final purchase price adjustment to be negotiated primarily based on changes in tangible net assets of the business from September 28, 2006 to the October 23, 2006 closing date.  In February 2007, the Company and Power-One completed negotiations of the final purchase price adjustment.  As a result, the Company paid a final settlement to Power-One of $2.3 million and recorded a loss on the sale of the power electronics business of $0.4 million (net of amounts previously accrued), included in loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three- and nine-month periods ended April 1, 2007.

The agreement also provides indemnification for breaches of representations and warranties and other customary matters that the Company believes are typical for this type of transaction, including indemnifications for certain tax, legal, environmental and warranty issues.

The condensed consolidated balance sheet as of April 1, 2007 includes $1.9 million in accrued liabilities, representing the Company’s best estimate of remaining closing costs and contingent liabilities related to the indemnification provisions of the purchase and sale agreement.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded closing costs estimates or contingencies related to indemnifications based upon changes in circumstances would also be recorded as a gain or loss on the sale of the business in discontinued operations.

14.                               Subsequent Events

On May 1, 2007, the Company entered into an agreement to settle litigation with Samsung-Electro-Mechanics Co., Ltd. (SEMCO), a Korean corporation, whereby SEMCO agreed to pay the Company the total sum of $2.12 million in four semi-annual installments between June 1, 2007 and December 1, 2008 to resolve a dispute in a development agreement.  The Company will record the net present value of the payments, estimated at $2.04 million, in other income from continuing operations in its fourth quarter of fiscal 2007, which ends on July 1, 2007.

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

During fiscal year 2005, we reclassified the assets and liabilities of our telecom power business as held for sale, and the results of operations of this business as discontinued operations.  In fiscal year 2006, we entered into various stages of negotiations with several interested parties, however, we were not able to reach an agreement to sell the business.  In October 2006, we decided to retain the business and initiated restructuring actions in order to improve its operating results.  The accompanying financial statements reflect the reclassification of the assets and liabilities of our telecom power business as held and used, and the results of this business, including related restructuring costs, as continuing operations for all periods presented.

During the fourth quarter of fiscal 2006, we completed a review of various cash raising alternatives to enable us to address pending pension and debt repayment obligations, as well as provide funds for future growth initiatives, and we decided to divest our power electronics business.  This business was engaged in the manufacture of embedded power electronic products, used primarily in telecom, data processing and storage, semiconductor equipment, medical instrumentation and home appliances.  The business had manufacturing and administrative facilities in Italy, China, Hungary and Chatsworth, California.  During the fourth quarter of fiscal year 2006, we reclassified the assets and liabilities of the power electronics business as held for sale, and the results of operations of this business as discontinued operations (see Note 2 of Notes to Condensed Consolidated Financial Statements).

In October 2006, we sold the power electronics business to Power-One, Inc. for $65.7 million in cash and the assumption by Power-One of approximately $16 million of Magnetek’s debt, after post closing adjustments (see Note 13 of Notes to Condensed Consolidated Financial Statements).  We used a portion of the proceeds from the divestiture of the business to repay all of our outstanding bank debt, approximately $29 million, and also made a $30 million contribution to our defined benefit pension plan in December 2006.  We intend to use the remainder of the proceeds from the sale primarily to fund ongoing operations.

The divestiture of our power electronics business has resulted in a smaller company in terms of sales with revenue expected to exceed $100 million in our current fiscal year.  However, our gross margins in our continuing power control systems business have historically been approximately 30%.  We completed the consolidation of our manufacturing operations and administrative facilities during the third quarter of fiscal 2007, relocating both our telecom manufacturing from Dallas, Texas, and our corporate office functions from Chatsworth, California, to Menomonee Falls.  The resulting cost savings, together with a reduction in pension expense from the recent contribution to our pension plan and lower interest expense from reduced borrowings, enabled our continuing operations to generate net income for the third quarter of fiscal 2007.

Continuing Operations

Demand in certain of our key markets, mainly material handling, was seasonably soft during the third quarter of fiscal 2007 and our sales decreased to $23.3 million, down 12% from third quarter fiscal 2006 sales of $26.6 million.  Gross profit in the third quarter of fiscal 2007 was lower than the same period in fiscal 2006, due mainly to lower sales volume and restructuring costs from the relocation of our telecom manufacturing operations.  Our research and development (“R&D”) expense decreased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, due mainly to corporate staff reductions and the substantial completion of key development efforts.  We intend to continue to invest in R&D going forward, mainly in new product offerings for alternative energy applications and radio controls for material handling, however the rate of growth in R&D spending has slowed in fiscal 2007.  Third quarter fiscal 2007 selling, general and administrative (“SG&A”) expense decreased by $1.7 million compared to the third quarter of fiscal 2006, due mainly to lower pension expense and payroll savings resulting from our corporate downsizing (see Note 9 of Notes to Condensed Consolidated Financial Statements).   As a result, our continuing operations reported income from operations of nearly $0.4 million.

Our total long-term debt remained at zero during the third quarter of fiscal 2007.  In the second quarter of fiscal 2007, we used a portion of the proceeds from the divestiture of our power electronics business to repay all of our outstanding domestic bank debt, and our European debt was assumed by Power-One upon the purchase of the business.  We contributed $30 million to our defined benefit pension plan in December 2006, and under current funding regulations, no contributions are expected until April 2008.  Future required contributions will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the plan, and could still be significant.  Pension expense recorded for financial reporting purposes is also dependent upon these factors, but is expected to be substantially lower in future periods as compared to recent historical recorded expense due primarily to the impact of the recent contribution on pension expense calculated under accounting rules.

We intend to focus our development and marketing capabilities on internal sales growth opportunities across all product lines, with a near-term emphasis on power products for wind and elevator markets.  We also intend to focus on improving our manufacturing flow and related efficiency in our relocated telecom operations to improve margins.  We completed the consolidation of our administrative functions during the third quarter of fiscal 2007, and will continue to review further administrative cost reduction actions.  Looking forward, gross margins in our fourth quarter of fiscal 2007 will likely be impacted by start up costs and manufacturing variances related to ramp up of production capacity for wind inverter products.  In addition, we believe that future sustained profitability is dependent upon increasing sales revenue, improvement in gross margins, successful introduction and acceptance of new product offerings and continued cost control initiatives.

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

Our third quarter fiscal 2007 loss from discontinued operations was $0.7 million, due mainly to a loss on the sale of our power electronics business of $0.4 million from finalization of the closing balance sheet of the business (see Note 13 of Notes to Condensed Consolidated Financial Statements).  Costs associated with other previously owned businesses were $0.3 million for the three months ended April 1, 2007.  These costs have historically included charges for an arbitration award in a patent infringement claim and related legal fees, as well as certain expenses for product liability claims, environmental issues, and asbestos claims (see Note 5 of Notes to Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

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

Following the divestiture of our power electronics business, we contributed $30 million to our defined benefit pension fund in December 2006.  The contribution was not contemplated in our original fiscal 2007 estimate of periodic net benefit cost.  As a result of the significant contribution and the related impact on pension expense, as well as the divestiture of our power electronics business, we performed a remeasurement of pension assets, liabilities and periodic net benefit cost as of December 31, 2006.  Our pension benefit obligation and minimum pension liability were increased by $8.6 million, due mainly to a reduction in our discount rate assumption to 5.9% from a rate of 6.4% in the original estimate for fiscal 2007 prepared in June 2006.  As a result our pension expense was reduced to $0.2 million per quarter for the remainder of fiscal 2007 beginning in our third fiscal quarter.

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

Results of Operations - Three Months Ended April 1, 2007 and April 2, 2006

Net Sales and Gross Profit

Net sales for the three months ended April 1, 2007 were $23.3 million, a decrease of 12.3% from the three months ended April 2, 2006 sales of $26.6 million.  The decrease was mainly due to lower sales in the telecom power market of $3.2 million and lower sales in energy systems markets of $0.7 million, partially offset by higher sales in the material handling markets of $0.9 million.  Net sales by market were as follows, in millions:

	Three Months Ended
	April 1, 2007		April 2, 2006
Material handling	$13.7	59%	$12.8	48%
Elevator motion control	4.2	18%	4.5	17%
Telecom power systems	3.7	16%	6.9	26%
Energy systems	1.7	7%	2.4	9%

Total net sales	$23.3	100%	$26.6	100%

Gross profit for the three months ended April 1, 2007 was $6.9 million, or 29.6% of sales, versus $7.3 million, or 27.5% of sales, in the three months ended April 2, 2006.  The increase in gross profit as a percentage of sales in the three months ended April 1, 2007 as compared to the three months ended April 2, 2006 was due to favorable sales mix, with proportionately higher sales of higher margin sales in material handling markets.

Research and Development, Selling, General and Administrative

R&D expense was $0.9 million, or 3.9% of sales, in the three months ended April 1, 2007, compared to the R&D expense of $1.3 million, or 4.8% of sales, for the three months ended April 2, 2006.  R&D expense in the three months ended April 1, 2007 reflects lower payroll costs due to a staff reduction in our corporate R&D function.

SG&A expense was $5.6 million (24.1% of sales) in the three months ended April 1, 2007 versus $7.3 million (27.4% of sales) in the three months ended April 2, 2006.  Selling expenses in the three months ended April 1, 2007 were $2.6 million, comparable to $2.6 million in the three months ended April 2, 2006.  General and administrative (“G&A”) expense was $3.0 million in the three months ended April 1, 2007 compared to $4.7 million in the three months ended April 2, 2006, due to lower pension expense of $0.8 million, lower payroll-related costs due to corporate staff reductions of $0.6 million, and lower professional fees and travel expenses.

Income (Loss) from Operations

Income from operations for the three months ended April 1, 2007 was $0.4 million compared to a loss from operations of $1.2 million for the three months ended April 2, 2006.  The improvement in income from operations in the three months ended April 1, 2007 as compared to the three months ended April 2, 2006 was mainly due to cost savings of $1.5 million from restructuring activities and lower R&D spending of $0.3 million, partially offset by lower gross margins of $0.4 million from lower sales volume.

Interest Income and Expense and Other Expense

Interest income was $0.4 million and interest expense was $0.1 million in the three months ended April 1, 2007.  Interest income was $0.3 million and interest expense was $1.0 million in the three months ended April 2, 2006.  The increase in interest income in the three months ended April 1, 2007 was due to higher cash and cash equivalent balances held in short-term investments.

The decrease in interest expense in the three-month period ended April 1, 2007 was mainly due to the repayment of all of our debt following the divestiture of the power electronics business.  Interest expense for the three months ended April 1, 2007 was comprised entirely of deferred financing amortization.  Interest expense in the three months ended April 2, 2006 reflects interest on outstanding borrowings and deferred financing amortization.

Other expense in the three months ended April 1, 2007 was comprised of a loss of $0.1 million on the sale of our metal fabrication assets and inventory to a third party.  Other expense for the nine months ended April 1, 2007 also included a prepayment penalty of $0.3 million related to the early repayment of our $18.0 million term loan in October 2006.

Provision for Income Taxes

We recorded a tax provision of $0.3 million in the three months ended April 1, 2007.  Despite the pretax loss of $1.9 million in the three months ended April 2, 2006, we recorded a tax provision of $0.5 million.  The provision in both periods was mainly due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $0.2 million in the three months ended April 1, 2007, or $0.01 earnings per share on both a basic and diluted basis, compared to a loss from continuing operations of $2.4 million in the three months ended April 2, 2006, or a $0.08 loss per share on both a basic and diluted basis.

Loss from Discontinued Operations

Our loss from discontinued operations for the three months ended April 1, 2007 was $0.7 million, or a $0.02 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $2.0 million, or a $0.07 loss per share on both a basic and diluted basis, for the three months ended April 2, 2006.  Loss from discontinued operations in the three months ended April 1, 2007 was comprised mainly of a loss on the sale of our power electronics business of $0.4 million and expenses related to previously divested businesses of $0.3 million.  Loss from discontinued operations of $2.0 million in the three months ended April 2, 2006 was comprised of net losses from our discontinued power electronics business of $1.7 million, as well as expenses related to previously divested businesses of $0.3 million, mainly legal fees and other costs associated with the patent infringement claim.

Net Loss

Our net loss was $0.4 million in the three months ended April 1, 2007, or a $0.01 loss per share, basic and diluted, compared to a net loss of $4.4 million in the three months ended April 2, 2006, or a $0.15 loss per share on both a basic and diluted basis.

Results of Operations - Nine Months Ended April 1, 2007 and April 2, 2006

Net Sales and Gross Profit

Net sales for the nine months ended April 1, 2007 were $76.8 million, an increase of 0.8% from the nine months ended April 2, 2006 sales of $76.3 million.  The increase was mainly due to higher sales to material handling markets of $2.8 million offset by lower sales in telecom power markets of $2.7 million.   Net sales by market were as follows, in millions:

	Nine Months Ended
	April 1, 2007		April 2, 2006
Material handling	$45.1	59%	$42.3	55%
Elevator motion control	14.2	18%	12.8	17%
Telecom power systems	12.0	16%	14.7	20%
Energy systems	5.5	7%	6.5	9%

Total net sales	$76.8	100%	$76.3	100%

Gross profit for the nine months ended April 1, 2007 was $21.4 million, or 27.8% of sales, versus $22.5 million, or 29.5% of sales, in the nine months ended April 2, 2006.  The reduction in gross profit as a percentage of sales in the nine months ended April 1, 2007 as compared to the nine months ended April 2, 2006 was mainly due to restructuring costs of $1.2 million related to the relocation of our telecom manufacturing operations.

Research and Development, Selling, General and Administrative

R&D expense was $3.7 million, or 4.8% of sales, in the nine months ended April 1, 2007, comparable to the R&D expense of $3.7 million, or 4.9% of sales, for the nine months ended April 2, 2006.  R&D expense in the nine months ended April 1, 2007 includes $0.6 million in severance related to restructuring of our corporate office functions.  We continue to invest in product development for new markets and applications such as alternative energy products for wind applications and expect our R&D expense to approximate $1.0 million per quarter for the remainder of the 2007 fiscal year and 2008 fiscal year.

SG&A expense was $22.2 million (28.9% of sales) in the nine months ended April 1, 2007 versus $21.0 million (27.6% of sales) in the nine months ended April 2, 2006.  Selling expenses in the nine months ended April 1, 2007 were $8.0 million, an increase of $0.4 million compared to $7.6 million in the nine months ended April 2, 2006.  G&A expense was $14.2 million in the nine months ended April 1, 2007 compared to $13.5 million in the nine months ended April 2, 2006, due to higher stock-based compensation expense of $1.1 million (see Note 3 of Notes to Condensed Consolidated Financial Statements) and $1.3 million in severance costs in the nine months ended April 1, 2007 (see Note 9 of Notes to Condensed Consolidated Financial Statements), partially offset by savings in the third fiscal quarter resulting from restructuring actions and lower pension expense.

Loss from Operations

Our loss from operations for the nine months ended April 1, 2007 was $4.5 million compared to a loss from operations of $2.2 million for the nine months ended April 2, 2006.  The increase in loss from operations in the nine months ended April 1, 2007 as compared to the nine months ended April 2, 2006 was mainly due to restructuring and relocation costs included in our loss from operations for the nine months ended April 1, 2007, partially offset by savings resulting from those actions in the third fiscal quarter.

Interest Income and Expense and Other Expense

Interest income was $1.6 million and interest expense was $2.3 million in the nine months ended April 1, 2007.  Interest income was $0.4 million and interest expense was $2.2 million in the nine months ended April 2, 2006.  The increase in interest income in the nine months ended April 1, 2007 was due to higher cash and cash equivalent balances during the second and third quarters of fiscal 2007 and $0.3 million in interest income related to a previous tax settlement.

The increase in interest expense in the nine-month period ended April 1, 2007 was mainly due to the write-off of deferred financing assets of $0.7 million from the early retirement of debt.  Interest expense in the nine months ended April 2, 2006 reflects interest on outstanding borrowings and deferred financing amortization.

The term loan was repaid in October 2006, and as a result, our other expense of $0.4 million in the nine months ended April 1, 2007 is comprised of a prepayment penalty of $0.3 million related to the early repayment of that debt and a loss of $0.1 million on the sale of our metal fabrication assets and inventory to a third party.

Provision for Income Taxes

Despite the pretax loss of $5.6 million in the nine months ended April 1, 2007 and the pretax loss of $4.0 million in the nine months ended April 2, 2006, we recorded tax provisions in those periods of $1.0 million and $1.2 million respectively, due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Loss from Continuing Operations

We recorded a loss from continuing operations of $6.6 million in the nine months ended April 1, 2007, or a $0.22 loss per share on both a basic and diluted basis, compared to a loss from continuing operations of $5.2 million in the nine months ended April 2, 2006, or a $0.18 loss per share on both a basic and diluted basis.

Loss from Discontinued Operations

Our loss from discontinued operations for the nine months ended April 1, 2007 was $3.2 million, or a $0.11 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $2.0 million, or a $0.07 loss per share on both a basic and diluted basis, for the nine months ended April 2, 2006.  Loss from discontinued operations in the nine months ended April 1, 2007 was comprised mainly of losses in our discontinued power electronics business of $2.3 million, expenses related to previously divested businesses of $0.5 million, and the loss we recorded on the sale of the power electronics business of $0.4 million.  Loss from discontinued operations in the nine months ended April 2, 2006 was comprised of net losses from our discontinued power electronics business of $0.3 million and expenses related to previously divested businesses of $1.7 million, mainly legal fees and other costs associated with the patent infringement claim.

Net Loss

Our net loss was $9.8 million in the nine months ended April 1, 2007, or a $0.33 loss per share, basic and diluted, compared to a net loss of $7.2 million in the nine months ended April 2, 2006, or a $0.25 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, excluding restricted cash, increased $4.6 million during the nine months ended April 1, 2007, from $0.1 million at July 2, 2006 to $4.7 million at April 1, 2007.  During the nine months ended April 1, 2007, our accounts receivable balances increased $0.6 million and inventories increased $1.5 million, while accounts payable increased $1.6 million.  We also paid approximately $1.3 million in severance costs during fiscal 2007 related to our corporate downsizing.  Our capital expenditures in the nine months ended April 1, 2007 were $0.9 million and we are in the process of adding capacity for the production of wind inverters.  We do not anticipate capital expenditures in fiscal 2007 will exceed $2.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

As discussed in Notes 2 and 13 of the Notes to Condensed Consolidated Financial Statements, in October, 2006, we sold our power electronics business to Power-One for $65.7 million in cash (net of post closing adjustments of $2.3 million) and the assumption of approximately $16.0 million in outstanding debt in Europe.  We used approximately $29.0 million of the proceeds from the divestiture to repay all borrowings outstanding under our term loan with Ableco and revolving credit facility with WFF in October 2006.  Pursuant to the terms of the loan agreement with Ableco, the agreement was terminated prior to the December 2007 expiration date in exchange for our payment to Ableco of $0.3 million.  The revolving credit facility remains in place with availability of $12.1 million at April 1, 2007.  We are currently in default under certain covenants of the revolving credit agreement, and we are in the process of obtaining a waiver.  There were no borrowings outstanding under the revolving credit facility as of April 1, 2007.

Primarily as a result of the decline in interest rates over the past several years, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We used a portion of the proceeds from the divestiture of our power electronics business to contribute $30.0 million to our pension plan in December 2006 and under current funding regulations, actuarial projections indicate no contributions to the plan would be required before April 2008.  Future required contributions will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the plan, and could still be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with past divestitures (see Note 5 of Notes to Condensed Consolidated Financial Statements).   In the fourth quarter of fiscal 2005, a decision was rendered in a patent infringement action brought against us by Ole K. Nilssen.  In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in May 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million, to be paid within ten days of the award.  Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the

Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award of $22.6 million, net of previously paid amounts, to Nilssen, which would have a material adverse effect on our cash flows during the period in which payment would be made.  We have adequate resources to support payment of the award if such a payment is necessary, as we currently have $22.6 million of restricted cash in an interest-earning escrow account.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Form 10-K filing with the Securities and Exchange Commission for the year ended July 2, 2006, under the heading “Risk Factors Affecting the Company’s Outlook”, as well as below in Part II, Item 1A under the heading  “Risk Factors”.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the areas of foreign exchange and interest rates.  To mitigate the effect of such risks, from time to time we selectively use specific financial instruments. Hedging transactions can be entered into under Company policies and procedures and are monitored monthly. Company policy prohibits the use of such financial instruments for trading or speculative purposes. There have been changes in the market risks that we reported in our Annual Report on Form 10-K dated July 2, 2006 as a result of the divestiture of our power electronics business.  Our exposure to interest rate risk decreased significantly, as we have no debt outstanding as of April 1, 2007, and our exposure to foreign currency exchange rates decreased significantly, as the divestiture included the majority of our international operations.  Our continuing operations did not have any outstanding hedge instruments or contracts at April 1, 2007, and July 2, 2006.

Interest Rates

The fair value of our debt was effectively zero at April 1, 2007.  Our debt balance of $33 was comprised entirely of capital lease obligations.  As a result, at April 1, 2007, a hypothetical 10% adverse change in interest rates would have a negligible impact on our annual interest expense.

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

We had no foreign currency contracts outstanding at April 1, 2007 and July 2, 2006.

Item 4 — Controls and Procedures

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 1, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended April 1, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. The Company’s leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of the Company’s transformer business in June 2001.  FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.  In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The Company has filed a Motion to Stay and Remand the matter to the Connecticut Department of Environmental Protection (“DEP”) on the basis that DEP has primary jurisdiction to determine the need and responsibility for any further remediation.  DEP recently requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

On May 1, 2007, the Company entered into an agreement to settle litigation with Samsung-Electro-Mechanics Co., Ltd. (SEMCO), a Korean corporation, whereby SEMCO agreed to pay the Company the total sum of $2.12 million in four semi-annual installments between June 1, 2007 and December 1, 2008 to resolve a dispute in a development agreement.  The Company will record the net present value of the payments, estimated at $2.04 million, in other income from continuing operations in its fourth quarter of fiscal 2007, which ends on July 1, 2007.

Item 1A — Risk Factors

There have been material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended July 2, 2006 resulting from the divestiture of our power electronics business during fiscal 2007.  The risk factor related to the impact on our liquidity in the event we were not able to sell the power electronics business is no longer relevant, as we completed the sale of the business in October 2006.  In addition, our exposure to risks associated with international operations is also significantly lower subsequent to the divestiture of the power electronics business, as most of our operations are now based in the United States.  There have been no material changes to the other risk factors disclosed in our Annual Report on Form 10-K for the year ended July 2, 2006.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our third fiscal quarter ended April 1, 2007.

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

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC. (Registrant)

Date: May 11, 2007	/s/ David P. Reiland
David P. Reiland President and Chief Executive Officer
(Duly authorized officer of the Registrant and principal executive officer)
Date: May 11, 2007	/s/ Marty J. Schwenner
Marty J. Schwenner Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant and principal financial officer)