Form 10-K
period 2007-07-01
MAGNETEK, INC.
filed 2007-08-24
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2007

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

Registrant’s telephone number, including area code: (262) 783-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $5.65, per share as reported by the New York Stock Exchange, on December 31, 2006 (the last business day of the Company’s most recently completed second fiscal quarter), was $166,504,302. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of August 15, 2007 was 30,188,919 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. 2007 Annual Report for the fiscal year ended July 1, 2007 are incorporated by reference into Part II of this Form 10-K. With the exception of those portions which are expressly incorporated by reference into this Form 10-K, the Magnetek, Inc. 2007 Annual Report is not deemed filed as part of this Form 10-K.

Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 1, 2007 are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 1, 2007

The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. Fiscal years 2007 and 2006 contained 52 weeks; fiscal year 2005 contained 53 weeks.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Magnetek, Inc. (“Magnetek” or “the Company”) is global provider of digital power control systems that are used to control motion and power primarily in material handling, people moving, telecommunications (“telecom”) and energy delivery applications. Magnetek’s products are sold directly or through manufacturers’ representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes. Magnetek operates in a single segment, Digital Power Control Systems. The Company was founded in July 1984 and is listed on the New York Stock Exchange (NYSE: MAG).

During fiscal 2006, management conducted an evaluation of cash raising alternatives intended to enable the Company to address pending debt repayment and pension obligations, as well as provide funds for future growth initiatives. As a result, the Company divested its power electronics business in October, 2006. The Company used the net cash proceeds from the sale of the business to repay all outstanding debt and make a $30 million contribution to its defined benefit pension plan.

During fiscal 2007 the Company relocated both the operations of its telecom power business (from Dallas, Texas) and its corporate headquarters (from Chatsworth, California) to Menomonee Falls, Wisconsin. Management believes these relocations will result in a reduction in corporate administrative expenses and improvement in operating performance in the telecom power business through cost savings and efficiency gains.

Magnetek’s systems consist primarily of programmable motion control and power conditioning systems used in the following applications: overhead cranes and hoists; elevators; wireless telecom; coal mining equipment; and fuel cells and wind turbines. The Company is North America’s largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and is also the largest independent supplier of digital motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world’s leading elevator builders. Magnetek was the world’s first and is the largest independent builder of power conditioners for commercial stationary fuel cells, its principal customer being United Technologies. Magnetek’s operations are located in North America, predominantly in Menomonee Falls, Wisconsin, the location of the Company’s headquarters.

Product Offerings

Magnetek is a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in industries such as: aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, work boats, locomotive yards, and the grain industry. Magnetek’s material handling products include drives, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to original equipment manufacturers of overhead cranes and hoists. The Company has a significant market share in North America in alternating current (“AC”) drives and sees revenue growth opportunities in direct current (“DC”) drives for retrofit applications and in wireless remote controls.

Magnetek also designs, builds, sells, and supports elevator application specific drive products and is recognized as a leader for DC high performance elevator drives, as well as AC drives for low and high performance traction elevators. The Company’s elevator product offerings are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications. The Company’s products are sold mainly to elevator OEMs and the Company has a significant share of the available market for DC drives and subsystems used in high-rise elevators for both new and retrofit projects. Magnetek elevator drives currently operate in seventeen of the thirty tallest buildings in the world. The Company believes opportunities for growth exist in available elevator markets through the introduction of new energy-saving product offerings for both DC and AC applications; expanding the breadth of available product offerings to include competitive low-end products for lower performance applications; and using new product offerings to expand geographically, primarily into Asia.

Magnetek’s telecom product offerings provide reliable backup power primarily for wireless cell sites. The Company provides power systems in climate controlled outdoor enclosures, indoor cabinets, and mobile communications vehicles. These power systems are available with remote/local monitoring and control capabilities using Ethernet connectivity.

Magnetek’s energy delivery product offerings include power inverters for fuel cells and wind turbines, which deliver AC power from these energy sources to the utility power grid. The Company believes there are revenue growth opportunities in the wind market which is growing very rapidly in North America as wind power becomes increasingly competitive from a cost standpoint with more traditional methods of power generation. The Company also provides drives for underground coal mining equipment.

The Company intends to continue to build on its competitive strengths in established material handling and elevator markets and continue to invest in research and development to expand the Company’s product portfolio aimed at penetrating growing and emerging markets for digital power-based systems, such as alternative energy.

Seasonality

Magnetek’s power systems for material handling applications currently represent over 50% of the Company’s annual revenues. Sales of these products tend to follow capital budgeting and spending patterns of the customer base. As a result, Magnetek’s revenues are generally strongest in the second and fourth fiscal quarters, with relatively lower revenues in the first and third fiscal quarters.

Backlog

Magnetek’s backlog as of the end of fiscal 2007 was $19.3 million versus $12.6 million at the end of fiscal 2006. The increase in backlog is primarily due to a $7.2 million order for inverters for the wind market. The Company expects most of the orders in its backlog to be filled during first half of fiscal 2008.

Competition

Magnetek’s primary competitors during fiscal 2007 included: Control Techniques; KCI/Konecranes, OMRON, Yaskawa, Fronius, SMA, SatCon Technology, Semikron, Telemics and Xantrex. Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than Magnetek.

Competitive Strengths

Management believes that Magnetek benefits most from competitive advantages in the following areas:

Technological Capabilities.   Magnetek emphasizes and leverages its ability to provide custom-designed and customized solutions for power and motion control applications through digital power-electronic technology. The Company’s technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors and software algorithms in the development of “smart” power products.

Customer Relationships.   Magnetek has established long-term relationships with major manufacturers of cranes and hoists, elevators and mining equipment, among others. The Company believes that these relationships have resulted from its reliability and responsiveness, readiness to meet special customer requirements based on innovative technology and application expertise, and the quality and performance of its products.

Product Breadth and Systems Sales Channels.   Magnetek provides a variety of products in each of its major product lines. For material handling customers, Magnetek serves as a “one-stop-shop” providing a full range of crane controls as well as subsystems including radio controls, brakes and electrification. Management believes that Magnetek’s well established network of “Electromotive Systems™” dealers, “Performance Plus” centers and key OEM customers constitute a significant competitive advantage in the North American materials handling marketplace.

Competitive Weaknesses

Management considers the Company’s primary competitive weaknesses to be its limited size and financial resources. Based upon current plans and business conditions, the Company believes that available cash and short-term investments, borrowing capacity under our revolving credit facility, and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other commitments over the next 12 months. However, some of the Company’s competitors have substantially greater financial resources than Magnetek.

Suppliers and Raw Materials

Virtually all materials and components purchased by the Company are available from multiple suppliers. During fiscal 2007, raw material purchases accounted for approximately 69% of the Company’s cost of sales. Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses. The Company seeks to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging its total purchasing requirements.

Research and Development

Magnetek’s research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers’ specific needs. Total research and development expenditures were approximately $4.7 million, $4.9 million, and $4.7 million respectively, for the Company’s 2007, 2006 and 2005 fiscal years.

Intellectual Property

Magnetek holds numerous patents, trademarks and copyrights, and believes that it holds or licenses all of the patent, trademark, copyright and other intellectual property rights necessary to conduct its business. The Company generally relies upon patents, copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek’s technology. Further, the laws of some foreign countries may not permit the protection of Magnetek’s proprietary rights to the same extent as do the laws of the United States. Although the Company believes the protection afforded by its patents, patent applications, trademarks and copyrights has value, Magnetek’s future success will depend primarily on the innovative skills, technological expertise, research and development and management capabilities of its employees rather than on patent, copyright, and trademark protection.

International Operations

International sales accounted for 12% of Magnetek’s net revenues in fiscal 2007. The Company defines international sales as sales of products manufactured by its facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S.

For the Company’s 2007, 2006, and 2005 fiscal years, revenues derived from domestic sales were $91.7 million, $85.7 million and $71.6 million, respectively, and revenues derived from international sales were $12.1 million, $16.0 million and $14.7 million.

The Company holds assets in the U.S., Canada and the United Kingdom totaling $104.7 million, of which $6.1 million are held in Canada and $1.6 million are in the United Kingdom.

Employee Relations

As of August 1, 2007, the Company had approximately 250 salaried employees and approximately 130 hourly employees, none of whom were covered by collective bargaining agreements with unions. The Company believes that its relationships with its employees are favorable.

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

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during fiscal years 2007, 2006, or 2005.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2007, 2006 and 2005. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

Environmental—Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

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

In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The Company filed a Motion to Stay and Remand the matter to the Connecticut Department of Environmental Protection (“DEP”) on the basis that DEP has primary jurisdiction to determine the need and responsibility for any further remediation. Following the court’s denial of such motion, the Company filed its answer, affirmative defenses and counterclaims. Plaintiff amended its complaint, alleging breach of lease obligations and violation of Connecticut environmental statutory requirements. The case is in discovery. DEP recently requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. DEP also conducted an on-site inspection at the Bridgeport facility. FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Supplemental Information-Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
David P. Reiland	53	President and Chief Executive Officer
Peter M. McCormick	47	Executive Vice President and Chief Operating Officer
Marty J. Schwenner	46	Vice President and Chief Financial Officer
Ryan D. Gile	38	Vice President, Controller
Jolene L. Shellman	60	Vice President Legal Affairs and Corporate Secretary

David Reiland has been President and Chief Executive Officer of the Company since November 2006. Prior to that, Mr. Reiland served as an Executive Vice President of the Company and was its Chief Financial Officer since 1988. In 2003, Mr. Reiland assumed temporary responsibility for the Company’s Telecom Power Group during a management restructure. Mr. Reiland has also served as the Controller of the Company from 1986 until 1993 and as Vice President, Finance from 1987 to 1989. Mr. Reiland is a Certified Public Accountant.

Peter McCormick has been Chief Operating Officer of the Company since November 2006 and has been the Executive Vice President responsible for the Company’s Power Control Systems Group since 2002. Prior to that, he served as the President of the Company’s Industrial Controls Group from 1999 until 2002. Since joining the Company in 1996, Mr. McCormick has also served as the Vice President of Operations for the drives group from 1998 until 1999 and as Vice President of the custom products business group from 1996 until 1998.

Marty Schwenner has been Chief Financial Officer of the Company since November 2006. Mr. Schwenner has served as a Vice President of the Company since 2003 and was Controller of the Company from 2002 until November 2006. Mr. Schwenner was Vice President of Finance for the Power Electronic Group from 1998 until 2002. Mr. Schwenner also served as the Chief Financial Officer of the Company’s European Operations from 1992 to 1998 and as Internal Audit Manager from 1991 until 1992. Mr. Schwenner joined Magnetek as an Internal Auditor in 1989. Mr. Schwenner is a Certified Public Accountant and a Certified Internal Auditor.

Ryan Gile has been Vice President and Controller of the Company since November 2006. Prior to that, Mr. Gile had served as Magnetek’s Vice President of Finance and Business Systems for the Company’s Power Control Systems Group since 2002. Before joining Magnetek, Mr. Gile was a Finance Manager at Rockwell Automation since 1995 and was also a Financial Auditor and Tax Associate at Coopers & Lybrand LLP. Mr. Gile is a Certified Public Accountant.

Jolene Shellman joined the Company on January 3, 2007 as Vice President Legal Affairs and Corporate Secretary. Prior to joining Magnetek, Ms. Shellman was an attorney with Varnum, Riddering, Schmidt & Howlett LLP in its Milwaukee, WI office from 1997 until 2006, and she was self employed as a contract attorney from March 2006 until she joined the Company. From 1979 until 1997, she was Assistant General Counsel and Assistant Secretary at A.O. Smith Corporation and Assistant General Counsel with Tower Automotive, Inc. after it acquired A.O. Smith’s automotive business. She also was House Counsel and Assistant Secretary at Mutual Savings and Loan Association from 1975 to 1979.

ITEM 1A. RISK FACTORS

The information called for by this Item 1A is hereby incorporated by reference to the section of the Company’s 2007 Annual Report entitled “Risk Factors Affecting the Company’s Outlook.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Magnetek’s headquarters and each of its manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2014	156,000	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2011	18,000	Power control systems manufacturing
Pittsburgh, Pennsylvania	2009	9,000	Power control systems manufacturing
Dallas, Texas	2012	5,000	Sales office

The Company believes its facilities are in satisfactory condition and are adequate for its continuing operations.

ITEM 3. LEGAL PROCEEDINGS

Litigation—Product Liability

The Company has settled or otherwise resolved all of the product liability lawsuits associated with its discontinued business operations except for any potential future product liability claims which may arise in connection with the recent sale of the Company’s Power Electronics business. The last remaining limited obligation to defend and indemnify the purchaser of a discontinued business operation (other than Power-One) against new product liability or warranty claims expired in December 2003 and the Company believes that any new claims would either qualify as an assumed liability, as defined in the various purchase agreements, or would be barred by an applicable statute of limitations. The Company is also a named party in two product liability lawsuits related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. Both claims pre-dated the acquisition and were tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights. Management believes that the insurers will bear all liability, if any, with respect to both cases and that the proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position.

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company’s insurance carrier and legal counsel has been retained to represent the Company. Plaintiff’s claim for damages is unknown at this time, but management believes that its insurers will bear all liability in excess of deductible amounts for the claim, if any.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers of the previously acquired businesses. Several insurance carriers have recently filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies. The Company has also filed late claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees paid for the defense of these claims. The Company and Federal-Mogul entered into a settlement agreement under which the Company is entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds. The Company is entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases. The settlement is subject to final approval of the plan by the Bankruptcy Court. There is no guarantee that any amounts will be collected on any insurance policies, and Federal-Mogul and the trust have control over the collection process. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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

In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement. The case is now pending in the Middle District of Tennessee. Nilssen voluntarily dismissed all but four of the patents from the lawsuit. The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen’s patents. The case against ULT has been stayed pending Nilssen’s appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuits against ULT. Oral arguments were heard by the appellate court in July on Nilssen’s appeal. ULT requested a re-examination of the patents at issue by the Patent and Trademark Office (PTO) and the PTO recently rejected claims in two of the patents at issue in the lawsuit against ULT. The Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

Litigation—Breach of Contract

On May 1, 2007, the Company entered into an agreement to settle litigation with Samsung-Electro-Mechanics Co., Ltd. (SEMCO), a Korean corporation, whereby SEMCO agreed to pay the Company the total sum of $2.12 million in four semi-annual installments between June 1, 2007 and December 1, 2007 to resolve a dispute in a development agreement. The net present value of the settlement amount, $2.0 million of income, as well as legal fees of $0.5 million incurred during the fourth quarter of fiscal 2007 related to the settlement, are included in results of discontinued operations in the accompanying consolidated statement of operations for fiscal 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the quarter ended July 1, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sales prices of the Company’s Common Stock during each quarter of fiscal 2007 and 2006:

	High	Low
Fiscal Year 2007
First quarter	$3.85	$2.63
Second quarter	5.90	3.46
Third quarter	5.85	4.49
Fourth quarter	5.75	4.28
Fiscal Year 2006
First quarter	$3.70	$2.37
Second quarter	3.50	2.37
Third quarter	4.10	3.03
Fourth quarter	4.19	2.01

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the ticker symbol “MAG.” As of August 15, 2007 there were 185 record holders of Magnetek’s Common Stock.

Stock Performance Graph—Return to Shareholders

The following Performance Graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 that we make, except to the extent we specifically incorporate this Report.

The table and line graph shown below compare the cumulative total return for the last five years to shareholders of Magnetek common stock with the cumulative total return of the Standard & Poor’s Small Cap 600 Index and a peer group comprised of five publicly-traded companies engaged in businesses comparable to that of the Company and in management’s opinion most closely representative of the Company’s peer group. The graph and table assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 30, 2002, and assumes the reinvestment of all dividends.

Company / Index	Jun-02	Jun-03	Jun-04	Jun-05	Jun-06	Jun-07
Magnetek, Inc.	100.00	25.66	84.24	25.96	27.27	52.02
S&P Smallcap 600	100.00	96.42	130.41	147.95	168.55	195.58
New Peer Group	100.00	86.86	106.75	127.82	204.16	263.62
Old Peer Group	100.00	103.12	160.99	103.48	109.97	80.36

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Magnetek, Inc., S&P Smallcap 600 Index,
A New Peer Group And An Old Peer Group

New Peer Group:   Valmont Industries, Xantrex Technology Inc., Satcon Technologies Corp., Regal Beloit Corp.

Old Peer Group:   C&D Technologies Inc., Power-One, Inc., Satcon Technologies Corp., SL Industries, Inc., Vicor Corp.

Magnetek has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. The ability of the Company to pay dividends on its Common Stock is restricted by provisions in the Company’s 2006 bank loan agreement, which provides that the Company may not declare or pay any dividend or make any distribution with respect to its capital stock.

The Company did not repurchase any of its Common Stock during fiscal year 2007. There were no unregistered sales of equity securities during fiscal year 2007.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item 6 is hereby incorporated by reference to the section of the Company’s 2007 Annual Report entitled “Selected Financial Data.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item 7 is hereby incorporated by reference to the section of the Company’s 2007 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item 7A is hereby incorporated by reference to the section of the Company’s 2007 Annual Report entitled “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements and the corresponding Report of Independent Registered Public Accounting Firm in the Company’s 2007 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Magnetek had no disagreements with its independent accountants in fiscal 2007 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2007.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 1, 2007. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company maintained effective internal control over financial reporting as of July 1, 2007 based on the criteria set forth in Internal Control-Integrated Framework issued by the COSO.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included with this Annual Report on Form 10-K.

(c) Changes in Controls and Procedures

No change in internal control over financial reporting occurred during the period ended July 1, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Magnetek, Inc. did maintain effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magnetek, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Magnetek, Inc. maintained effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on the COSO control criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magnetek, Inc. as of July 1, 2007 and July 2, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 1, 2007 and our report dated August 17, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
August 17, 2007

ITEM 9B. OTHER INFORMATION

No other information is required to be reported for matters not disclosed on Form 8-K during the period ended July 1, 2007.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2007 Proxy Statement entitled “Proposal No. 1 – Election of Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Supplementary Information – Executive Officers of the Company.”

Supplemental Information-Code of Ethics

The Company has adopted a Code of Ethics for all of its directors and employees that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for the Company. The Code of Ethics is posted on Magnetek’s website at www.magnetek.com. A copy of the Code of Ethics is available, without charge, to any shareholder who sends a written request to the Corporate Secretary at N49 W13650 Campbell Drive, Menomonee Falls, Wisconsin 53051. The Company intends to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Ethics by posting such information on the Company’s website, at the web address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2007 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables and narrative relating to Executive and Director compensation, “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2007 Proxy Statement entitled “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners,” “Grants of Plan-Based Awards in Fiscal Year Table,” “Outstanding Equity Awards at Fiscal Year End Table” and “Option Exercises and Stock Vested for Fiscal Year Table.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2007 Proxy Statement entitled “Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance Principles.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2007 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits:

		Annual Report to Stockholders Page
1.	Consolidated Financial Statements
	Consolidated Statements of Operations for Years Ended July 1, 2007, July 2, 2006, and July 3, 2005	14
	Consolidated Balance Sheets at July 1, 2007 and July 2, 2006	15
	Consolidated Statements of Stockholders’ Equity for Years Ended July 1, 2007, July 2, 2006, and July 3, 2005	16
	Consolidated Statements of Cash Flows for Years Ended July 1, 2007, July 2, 2006, and July 3, 2005	17
	Notes to Consolidated Financial Statements	18
	Report of Independent Registered Public Accounting Firm	39
2.	Consolidated Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts
	Report of Independent Registered Public Accounting Firm

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

Exhibit	Note	Description of Exhibit
No.
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	By-laws of the Company, as amended and restated.
4.1	(3)	Registration Rights Agreement, dated as of April 29, 1991, by and among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(4)	Registration Rights Agreement, dated as of June 28, 1996, by and between the Company and U.S. Trust Company of California, N.A.
4.3	(18)	Registration Rights Agreement, dated as of June 26, 2002, by and between the Company and U. S. Trust Company N.A.
4.4	(9)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(18)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.
4.6	(23)	Registration Rights Agreement, dated as of October 3, 2003, by and between the Company and each B. Riley Investor.
10.1*	(5)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. (“1989 Plan”).
10.2*	(4)	Amendment No. 1 to 1989 Plan.
10.3*	(4)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4*	(4)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5*	(6)	Magnetek, Inc. 1997 Non-Employee Director Stock Option Plan (the “DSOP”).
10.6*	(7)	First Amendment to the DSOP, dated as of July 26, 2000.
10.7*	(3)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.8*	(8)	1999 Stock Incentive Plan of the Company (the “1999 Plan”).
10.9*	(8)	2000 Employee Stock Plan of the Company (the “2000 Plan”).
10.10*	(8)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.11*	(10)	Magnetek, Inc. Amended and Restated Director Compensation and Deferral Investment Plan (the “DDIP”).
10.12*	(19)	Amendment to the DDIP.
10.13*	(11)	Non-Qualified Stock Option Agreement, dated as of January 27, 1997, by and between the Company and David P. Reiland.
10.14*	(25)	2004 Stock Incentive Plan of Magnetek, Inc.
10.15*	(26)	Form of Non-Qualified Stock Option Agreement Pursuant to 2004 Stock Incentive Plan.
10.16*	(26)	Form of Restricted Stock Award Agreement Pursuant to 2004 Stock Incentive Plan.
10.17*	(25)	Second Amendment to the 1997 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.18*	(24)	Executive Employment Agreement, dated as of May 9, 2005, by and between the Company and Thomas G. Boren.
10.19*	(13)	Change of Control Agreement, dated as of October 20, 1998, by and between Antonio Canova and the Company.
10.20*	(13)	Change of Control Agreement, dated as of October 20, 1998, by and between Alexander Levran and the Company.
10.21*	(13)	Change of Control Agreement, dated as of October 20, 1998, by and between David P. Reiland and the Company.
10.22*	(14)	Change of Control Agreement, dated as of January 30, 2004, by and between Tina McKnight and the Company.

10.23*	(20)	Amended and Restated Change of Control Agreement, dated as of April 30, 2003, by and between Tina McKnight and the Company.
10.24*	(16)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.25*	(18)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.26*	(27)	Change of Control Agreement, dated as of September 29, 2005, by and between Stephen Torres and the Company.
10.27	(15)	Tax Agreement, dated as of February 12, 1986, by and between the Company and Farley Northwest Industries, Inc.
10.28	(26)	Credit Agreement, dated as of September 30, 2005, by and among the Company, Magnetek ADS Power, Inc., Magnetek Mondel Holding, Inc., and Wells Fargo Foothill, Inc.
10.29	(26)

Financing Agreement, dated as of September 30, 2005, by and among the Company, Magnetek ADS Power, Inc., Magnetek Mondel Holding, Inc., MagneTek National Electric Coil, Inc., Magnetek Alternative Energy, Inc., Mondel ULC, and Ableco Finance, LLC.

10.30	(26)	Definitions to Credit Agreements referenced in Exhibits 10.28 and 10.29 above.
10.31	(28)

First Amendment to Credit Agreement and Waiver, dated as of November 29, 2005, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc., as administrative agent.

10.32	(28)

Amendment No. 1 to Financing Agreement, dated as of November 29, 2005, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.

10.33	(29)

Second Amendment to Credit Agreement and Waiver, dated as of April 20, 2006, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc., as administrative agent.

10.34	(29)

Amendment No. 2 to Financing Agreement, dated as of April 24, 2006, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.

10.35	(12)	Lease of Pomaz, Hungary facility.
10.36	(17)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.37	(21)	Contract, dated as of July 10, 2003, for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.38	(22)	Joinder Agreement, dated as of April 23, 2004, by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
10.39	(30)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.40	(30)

Forbearance Agreement, dated as of September 22, 2006, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Ableco Finance LLC, as collateral agent and administrative agent.

10.41	(30)

Forbearance Agreement, dated as of September 22, 2006, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Foothill, Inc. as administrative agent.

10.42*	(31)	Amendment No. 2 to the DDIP.
10.43*	(32)	Incentive Bonus Agreement, dated as of January 5, 2007, by and between the Company and David P. Reiland.
10.44*	(32)	Form of Amendment No. 1 to Change of Control Agreement, effective as of January 5, 2007.
10.45	(33)	Settlement Agreement and Release, dated as of May 1, 2007, by and between the Company and Samsung Electro-Mechanics Co.
10.45	(34)

Settlement Agreement, dated as of May 24, 2007, by and among by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.46*	**	First Amendment to the 2004 Stock Incentive Plan.
10.47*	**	Form of Stock Option Agreement for 2004 Stock Incentive Plan.
10.48	(2)	Lease of Second Menomonee Falls, Wisconsin facility, dated as of November 26, 2006.
10.49	(2)	Lease Amendment for Menomonee Falls, Wisconsin facility, dated as of April 5, 2007.
13.1	**	2007 Annual Report.
21.1	**	Subsidiaries of the Registrant as of July 1, 2007.
23.1	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Form 10-K.
(1)	Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.
(2)	Previously filed with Form 8-K filed August 23, 2007 and incorporated herein by this reference.
(3)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1991 and incorporated herein by this reference.
(4)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1996 and incorporated herein by this reference.
(5)	Previously filed with Form 10-Q for quarter ended December 31, 1994 and incorporated herein by this reference.
(6)	Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45935, and incorporated herein by this reference.
(7)	Previously filed with Form 10-Q for quarter ended September 30, 2000 and incorporated herein by this reference.
(8)	Previously filed with Form 10-Q/A for quarter ended September 30, 1999 and incorporated herein by this reference.
(9)	Previously filed with Form 8-K filed May 12, 2003 and incorporated herein by this reference.
(10)	Previously filed with the Registration Statement on Form S-8 filed on February 10, 1998, Commission File No. 333-45939, and incorporated herein by this reference.
(11)	Previously filed with Form 10-Q for quarter ended March 31, 1997 and incorporated herein by this reference.
(12)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2000 and incorporated herein by this reference.
(13)	Previously filed with Form 10-Q for quarter ended December 31, 1998 and incorporated herein by this reference.
(14)	Previously filed with Form 10-Q for quarter ended December 31, 2000 and incorporated herein by this reference.
(15)	Previously filed with Amendment No. 1 to Registration Statement of Form S-1 filed on February 14, 1986, Commission File No. 002-97500, and incorporated herein by this reference.
(16)	Previously filed with Form 10-Q for Quarter ended December 31, 2002 and incorporated herein by this reference.
(17)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999 and incorporated herein by this reference.
(18)	Previously filed with Form 10-Q for quarter ended September 30, 2003 and incorporated herein by this reference.
(19)	Previously filed with Form 10-Q for quarter ended March 31, 2002 and incorporated herein by this reference.
(20)	Previously filed with Form 10-K for Fiscal Year ended June 30, 2003 and incorporated herein by this reference.
(21)	Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.
(22)	Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporated herein by this reference.
(23)	Previously filed with Form 8-K dated October 21, 2003 and incorporated herein by this reference.
(24)	Previously filed with Form 8-K dated June 30, 2005 and incorporated herein by this reference.
(25)	Previously filed with Definitive Proxy Statement filed September 22, 2004 and incorporated herein by this reference.
(26)	Previously filed with Form 10-Q for quarter ended October 2, 2005 and incorporated herein by this reference.
(27)	Previously filed with Form 10-K for Fiscal Year ended July 3, 2005 and incorporated herein by this reference.
(28)	Previously filed with Form 8-K filed December 6, 2005 and incorporated herein by this reference.
(29)	Previously filed with Form 8-K filed April 26, 2006 and incorporated herein by this reference.
(30)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006 and incorporated herein by this reference.

(31)	Previously filed with Definitive Proxy Statement filed September 29, 2006 and incorporated herein by this reference.
(32)	Previously filed with Form 8-K filed January 11, 2007 and incorporated herein by this reference.
(33)	Previously filed with Form 8-K filed May 1, 2007 and incorporated herein by this reference.
(34)	Previously filed with Form 8-K filed June 4, 2007 and incorporated herein by this reference.

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JULY 2, 2005, JULY 2, 2006 AND JULY 1, 2007

(amounts in thousands)

	Balance at Beginning of year	Additions charged to earnings	Deductions from Allowance	Other	Balance at end of year
July 3, 2005
Allowance for doubtful receivables	$490	$603	$(321)	$1	$773
July2, 2006
Allowance for doubtful receivables	$773	$140	$(192)	$2	$723
July 1, 2007
Allowance for doubtful receivables	$723	$177	$(175)	$1	$726

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menomonee Falls, State of Wisconsin, on the 24th day of August, 2007.

MAGNETEK, INC.
(Registrant)

/s/ DAVID P. REILAND
David P. Reiland
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	August 24, 2007
Mitchell I. Quain
/s/ DEWAIN K. CROSS	Director	August 24, 2007
Dewain K. Cross
/s/ YON Y. JORDEN	Director	August 24, 2007
Yon Y. Jorden
/s/ DAVID P. REILAND	Director and Chief Executive Officer	August 24, 2007
David P. Reiland
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2007
Marty J. Schwenner
/s/ RYAN D. GILE	Vice President and Controller (Principal Accounting Officer)	August 24, 2007
Ryan D. Gile

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Additionally, in November 2006, Magnetek’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that Magnetek’s Chief Executive Officer was not aware of any violation by Magnetek of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of July 1, 2007 and July 2, 2006 and for each of the three years in the period ended July 1, 2007, and have issued our report thereon dated August 17, 2007 (included elsewhere in this Annual Report on Form 10 K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10 K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
August 17, 2007