Form 10-Q
period 2007-09-30
MAGNETEK, INC.
filed 2007-11-08
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
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

Yes ☐  No ☒

The number of shares outstanding of Registrant’s Common Stock, as of October 31, 2007, was 30,248,350 shares.

2008 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	September 30,	October 1,
	2007	2006

Net sales	$26,110	$25,955
Cost of sales	18,827	18,535
Gross profit	7,283	7,420

Operating expenses:
Research and development	843	1,219
Selling, general and administrative	5,516	7,397
Income (loss) from operations	924	(1,196)

Non operating expense (income):
Interest expense	143	1,076
Interest income	(356)	(288)
Income (loss) from continuing operations before provision for income taxes	1,137	(1,984)

Provision for income taxes	304	276
Income (loss) from continuing operations	833	(2,260)

Loss from discontinued operations, net of tax	(334)	(934)

Net income (loss)	$499	$(3,194)

Earnings (loss) per common share

Basic and diluted:
Earnings (loss) from continuing operations	$0.03	$(0.08)

Loss from discontinued operations	$(0.01)	$(0.03)

Net income (loss)	$0.02	$(0.11)

Weighted average shares outstanding:
Basic	30,144	28,966
Diluted	30,404	28,966

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands)

	September 30,	July 1,
ASSETS	2007	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,262	$5,404
Restricted cash	23,722	22,852
Accounts receivable, net	17,004	18,104
Inventories	17,834	16,201
Prepaid expenses and other current assets	2,411	1,900
Total current assets	65,233	64,461

Property, plant and equipment	20,201	19,772
Less: accumulated depreciation	15,813	15,470
Net property, plant and equipment	4,388	4,302

Goodwill	28,241	28,187
Other assets	7,207	7,788
Total Assets	$105,069	$104,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,584	$12,238
Accrued liabilities	7,501	7,639
Accrued arbitration award	22,602	22,602
Current portion of long-term debt	11	11
Total current liabilities	41,698	42,490

Long-term debt, net of current portion	18	21

Pension benefit obligations, net	15,166	15,965
Other long term obligations	1,688	1,709
Deferred income taxes	3,305	3,080

Commitments and contingencies

Stockholders’ equity
Common stock	302	301
Paid in capital in excess of par value	134,637	134,449
Accumulated deficit	(14,324)	(14,823)
Accumulated other comprehensive loss	(77,421)	(78,454)
Total stockholders’ equity	43,194	41,473

Total Liabilities and Stockholders’ Equity	$105,069	$104,738

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

 (Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	September 30,	October 1,
	2007	2006
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$833	$(2,260)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	416	542
Stock based compensation expense	96	126
Pension expense	47	770
Changes in operating assets and liabilities	(748)	(1,143)

Total adjustments	(189)	295
Net cash provided by (used in) continuing operating activities	644	(1,965)

Cash flows from investing activities:
Deposit into escrow account	(870)	—
Capital expenditures	(385)	(43)
Net cash used in investing activities	(1,255)	(43)

Cash flow from financing activities:
Proceeds from issuance of common stock	199	90
Borrowings under line-of-credit agreements	—	924
Principal payments under capital lease obligations	(3)	(3)
Increase in deferred financing costs	—	(26)
Net cash provided by financing activities	196	985

Cash flows from discontinued operations:
Provided by (used in) operating activities	(727)	9,149
Used in investing activities	—	(794)
Used in financing activities	—	(6,932)
Cash provided by (used in) discontinued operations	(727)	1,423

Net increase (decrease) in cash	(1,142)	400
Cash at the beginning of the period	5,404	96

Cash at the end of the period	$4,262	$496

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Amounts in thousands unless otherwise noted, except per share data, unaudited)

1.                                      Summary of Significant Accounting Policies

                Profile

Magnetek, Inc. (the “Company” or “Magnetek”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, telecommunications (“telecom”) and energy delivery applications.  The Company’s products consist primarily of programmable motion control and power conditioning systems used on the following applications: overhead cranes and hoists; elevators; wireless telecom; coal mining equipment; and fuel cells and wind turbines.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 1, 2007 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and cash flows for the three-month periods ended September 30, 2007 and October 1, 2006. Results for the three-months ended September 30, 2007 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended September 30, 2007 and October 1, 2006 each contained 13 weeks.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 on July 2, 2007.  The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end.  The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements were effective for the Company’s fiscal year ended July 1, 2007.  The Company currently measures the funded status of its defined benefit postretirement plan as of its fiscal year-end.  The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Reclassifications — Certain prior year balances were reclassified to conform to the current year presentation, including the reclassification of the telecom power business assets, liabilities and results of operations from discontinued operations to continuing operations.

2.             Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations, including the historical results of the power electronics business, which was divested in October 2006.  The results of discontinued operations are as follows:

	Three Months Ended
	September 30,	October 1,
	2007	2006
Net sales	$—	$43,489
Loss from discontinued operations before interest
and income taxes	$(330)	$(335)
Interest expense, net	4	274
Provision for income taxes	—	325
Loss from discontinued operations	$(334)	$(934)

Loss from discontinued operations in the table above includes expenses of $330 and $30 for the three-month periods ended September 30, 2007 and October 1, 2006 respectively, for legal fees and other costs related to businesses the Company no longer owns (see Note 4 of Notes to Condensed Consolidated Financial Statements).

In October, 2006, the Company completed the sale of its power electronics business to Power-One, Inc. (“Power-One”).  The transaction included payment by Power-One to the Company of $65.7 million in cash, net of post closing adjustments, and the assumption by Power-One of approximately $16.0 million of the Company’s debt, representing the total debt balances outstanding of the Company’s subsidiary Magnetek, S.p.A.  The Company used approximately $29.0 million of the proceeds to repay all of its remaining outstanding debt and in December 2006 made a contribution of $30.0 million to its defined benefit pension plan.

The agreement provides for indemnification by the Company for breaches of representations and warranties and other customary matters that the Company believes are typical for this type of transaction, including indemnification for certain tax, legal, environmental and warranty issues.  The condensed consolidated balance sheet as of September 30, 2007 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions of the purchase and sale agreement.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would also be recorded as a gain or loss on the sale of the business in discontinued operations.

3.             Inventories

Inventories at September 30, 2007 and July 1, 2007 consist of the following:

	September 30,	July 1,
	2007	2007
Raw materials and stock parts	$11,951	$11,046
Work-in-process	1,709	1,544
Finished goods	4,174	3,611
	$17,834	$16,201

4.                                      Commitments and Contingencies

Litigation—Product Liability

The Company has settled or otherwise resolved all of the product liability lawsuits associated with its discontinued business operations except for any potential future product claims which may arise in connection with the recent sale of the

Company’s power electronics business (see Note 2 of Notes to Condensed Consolidated Financial Statements). The Company is also a named party in one product liability lawsuit related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc.   The claim pre-dated the acquisition and was tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights.  Management believes that the insurers will bear all liability, if any, with respect to such case and that the proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

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

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers of the previously acquired businesses.  The Company has also filed late claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees paid for the defense of these claims.  The Company and Federal-Mogul entered into a settlement agreement under which the Company is entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds.  The Company is entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases.  The settlement is subject to final approval of the plan by the Bankruptcy Court.  There is no guarantee that any amounts will be collected on any insurance policies, and Federal-Mogul and the trust have control over the collection process.  Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies.  Federal-Mogul, the Company and other defendants filed responsive pleadings and motions to dismiss the case, and the court recently granted the motions to dismiss the declaratory judgment action.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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

In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement.  The case is now pending in the Middle District of Tennessee.  Nilssen voluntarily dismissed all but four of the patents from the lawsuit.  The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen’s patents.   The case against ULT has been stayed pending Nilssen’s appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuits against ULT.  The decision in such other case was affirmed by the appellate court on October 10, 2007.  ULT requested a re-examination of the patents at issue by the Patent and Trademark Office (PTO) and the PTO recently rejected claims in all of the patents at issue in the lawsuit against ULT.  The Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first quarter of fiscal years 2008 or 2007.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first quarter of fiscal years 2008 or 2007.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The Company filed a Motion to Stay and Remand the matter to the Connecticut Department of Environmental Protection (“DEP”) on the basis that DEP has primary jurisdiction to determine the need and responsibility for any further remediation.  Following the court’s denial of such motion, the Company filed its answer, affirmative defenses and counterclaims.  The Bridgeport facility owner amended its complaint, alleging breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer.  The case is in discovery.  DEP recently requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site.  DEP requested additional information from the Company relating to site investigations and remediation. DEP also conducted an on-site inspection at the Bridgeport facility.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.             Comprehensive Income (Loss)

For the three month periods ended September 30, 2007 and October 1, 2006, comprehensive income (loss) consisted of the following:

	Three Months Ended
	September 30,	October 1,
	2007	2006
Net income (loss)	$499	$(3,194)
Change in unrecognized pension liability	845	—
Change in currency translation adjustment	188	(16)
Comprehensive income (loss)	$1,532	$(3,210)

6.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-months ended September 30, 2007 and October 1, 2006:

	Three Months Ended
	September 30,	October 1,
	2007	2006
Numerator:
Income (loss) from continuing operations	$833	$(2,260)
Loss from discontinued operations	(334)	(934)
Net income (loss)	$499	$(3,194)

Denominator:
Weighted average shares for basic earnings per share	30,144	28,966
Add dilutive effective of stock based compensation	260	—
Weighted average shares for diluted earnings per share	30,404	28,966

Basic & Diluted:
Income (loss) per share from continuing operations	$0.03	$(0.08)
Loss per share from discontinued operations	$(0.01)	$(0.03)
Net income (loss) per share	$0.02	$(0.11)

Outstanding options to purchase 3.9 million and 6.9 million shares of common stock for the three months ended September 30, 2007 and October 1, 2006, respectively have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.                                      Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended September 30, 2007 and October 1, 2006 were as follows:

	Three Months Ended
	September 30,	October 1,
	2007	2006
Balance, beginning of fiscal year	$305	$310
Additions charged to earnings for product warranties	233	105
Use of reserve for warranty obligations	(168)	(126)
Balance, end of period	$370	$289

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                                      Pension Expense

For the three-month periods ended September 30, 2007 and October 1, 2006, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended
	September 30,	October 1,
	2007	2006
Interest Cost	$2,607	$2,462
Expected return on plan assets	(3,405)	(2,678)
Recognized net actuarial losses	845	986

Total net pension expense	$47	$770

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Under current funding regulations, actuarial projections indicate the Company will be required to make a contribution to the defined benefit pension plan of approximately $2.7 million in April 2008.

9.                                      Income Taxes

Due to historical taxable losses, the Company provides valuation reserves against its U.S. deferred tax assets.  A portion of the Company’s deferred tax liability relates to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. These deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

The Company’s provision for income taxes for each of the three-month periods ended September 30, 2007 and October 1, 2006 includes $225 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

10.                               Bank Borrowing Arrangements

On September 30, 2005, the Company entered into an agreement with Ableco Finance LLC (“Ableco”) providing for an $18 million term loan and an agreement with Wells Fargo Foothill, Inc. (“WFF”) providing for a $13 million revolving credit facility.  In November 2005, under terms of the financing agreements with WFF and Ableco, the Company deposited $22.6 million into an escrow account to fund the Nilssen arbitration award in the event that its appeal of the award is not successful (see Note 4 of Notes to Condensed Consolidated Financial Statements). The deposit is reported as restricted cash in the accompanying condensed consolidated balance sheets as of September 30, 2007 and July 1, 2007.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, in October 2006, the Company completed the divestiture of its power electronics business.  The Company used a portion of the proceeds from the divestiture to repay all borrowings outstanding under the Ableco term loan, which was terminated in October 2006, and the WFF revolving credit facility, which remained in place.  As of September 30, 2007, the Company was in compliance with all covenants of the amended revolving credit agreement and there were no borrowings outstanding under the WFF revolving credit facility.  On November 6, 2007, based upon mutual agreement between the Company and WFF, the revolving credit agreement was terminated without penalty prior to its expiration date of December 31, 2007 (see Note 11 of Notes to Condensed Consolidated Financial Statements).

11.                               Subsequent Events

Subsequent to the end of the fiscal 2008 first quarter, the Company terminated its amended revolving credit agreement with WFF and entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”) with an effective date of November 6, 2007.  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Under the terms of the Associated facility, the Company is required to maintain $22.0 million in an escrow account to fund the Nilssen arbitration award in the event that its appeal of the award is not successful (see Note 4 of Notes to Condensed Consolidated Financial Statements).  Borrowings under the Associated facility are secured by the Company’s accounts receivable and inventory.  The Associated facility expires in November 2009 unless extended by the parties prior to that time.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek” or “the Company”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, telecommunications (“telecom”) and energy delivery applications.  Our systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  overhead cranes and hoists; elevators; wireless telecom; coal mining equipment; and fuel cells and wind turbines.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand in our served markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

Our material handling offerings include drives, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to original equipment manufacturers (“OEMs”) of overhead cranes and hoists.  We have a significant market share in North America in alternating current (“AC”) drives and believe we have sales growth opportunities in direct current (“DC”) drives for retrofit applications and in wireless remote controls.

Our elevator product offerings are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators for both new and retrofit projects.  We believe we have opportunities for sales growth in available elevator markets by introducing new energy-saving product offerings for both DC and AC applications, expanding the breadth of our product offering to include competitive low-end products for lower performance applications, and using our new product offerings to expand geographically, primarily into Asia.

Our telecom product offerings are focused on providing back-up power for wireless applications.  During fiscal year 2007, we initiated restructuring actions and completed the relocation of the telecom manufacturing operations from Dallas, Texas to Menomonee Falls, Wisconsin.  We are now focused on increasing sales by expanding our customer base and gaining market share in microwave backhaul and mobile power applications, as well as improving operating results through material cost reductions and improvements in manufacturing efficiency.

Our energy delivery product offerings include power inverters for fuel cells and wind turbines, which deliver AC power from these energy sources to the utility power grid.  We believe we have sales growth opportunities in the wind market, which is growing rapidly in North America as wind power becomes increasingly competitive from a cost standpoint with more traditional methods of power generation.  We believe our product offerings have us well positioned to take advantage of growth in the wind market and expect sales of inverters for wind applications to be our fastest revenue growth product over the next several years.  We also provide drives for underground coal mining equipment.

During fiscal year 2007, we completed the divestiture of our power electronics business, repaid all of our outstanding debt, and made a significant contribution to our defined benefit pension plan.  We also restructured our management team, reduced our corporate overhead by over $6 million annually and relocated our corporate headquarters as well as our telecom operations to Wisconsin.  In addition, our continuing operations returned to profitability during the second half of fiscal 2007.

While we are a smaller company following the divestiture of our power electronics business, we are a leader in several of our served markets, our operations are centralized in North America, and we believe we have several opportunities for sales growth in fiscal 2008.  Our sales were $103.8 million in fiscal 2007, and we expect double-digit revenue growth in fiscal 2008; however, our sales growth is dependent on successful introduction of new products for elevator and wind markets.  In addition, we may experience a cyclical slowdown in the material handling market, which comprised more than half of our sales in fiscal 2007.  Gross margins in our continuing operations have historically been in the range of upper 20%’s to 30% and we are targeting this level of gross margin going forward, however, gross margin in fiscal 2008 may be negatively impacted by start up expenses related to production of new products.  In addition, we intend to focus on controlling operating expenses and, through utilization of our net operating loss carryforwards for tax purposes, we believe the majority of our reported operating profit can be realized as net income.

                                                Continuing Operations

Demand in our served markets was mixed during the first quarter of fiscal 2008, and our sales decreased from $26.9 million in our fourth quarter of fiscal 2007 to $26.1 million in the first quarter of fiscal 2008.  Demand for material handling products remained strong and sales of material handling products increased during the first quarter of fiscal 2008.  However, this was offset by lower sales of telecom, elevator and mining products.  Sales in the first quarter of fiscal year 2007 were $26.0 million.

Gross profit in the first quarter of fiscal 2008 was lower than the same period in fiscal 2007, due mainly to lower sales of mining products and a less favorable sales mix in our elevator product line, with higher sales of low-end, lower margin products.  In addition, gross profit was negatively impacted by start-up costs for production of wind inverters without any meaningful sales revenue in the first quarter of fiscal 2008.  Our research and development (“R&D”) expense decreased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, due mainly to corporate staff reductions and the substantial completion of key development efforts.  We intend to continue to invest in R&D going forward, mainly in new product offerings for alternative energy applications, as well as design modifications to reduce costs and enhance competitiveness of our products.  First quarter fiscal 2008 selling, general and administrative (“SG&A”) expense decreased by $1.9 million compared to the first quarter of fiscal 2007, due mainly to lower pension expense, payroll savings resulting from our corporate downsizing, and lower professional fees.   As a result, our continuing operations reported income from operations of more than $0.9 million.

We intend to focus our development and marketing capabilities on internal sales growth opportunities across all product lines, with a near-term emphasis on power products for alternative energy and elevator markets.  We also intend to focus on improving gross margins in our telecom products through a combination of price increases, cost reductions and efficiency improvements.  Looking forward, gross margins in fiscal 2008 will likely continue to be impacted by start up costs and manufacturing variances related to ramp up of production capacity for wind inverter products.  In addition, we believe that future sustained profitability is dependent upon increased sales revenue and improvement in gross margins.  Improvement in gross margins is mainly dependent upon a continuing economic expansion, successful introduction of new product offerings at acceptable margins, and improvement in operating performance in our telecom business.

Discontinued Operations

Certain expenses related to previously divested businesses, including the results of the power electronics business divested in fiscal 2007, have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented.  These costs have historically included charges for an arbitration award in a patent infringement claim and related legal fees, as well as certain expenses for product liability claims, environmental issues, and asbestos claims (see Note 4 of Notes to Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.  Our first quarter fiscal 2008 loss from discontinued operations was $0.3 million.

Going forward, our discontinued operations will include additional costs we may incur related to businesses no longer owned and may include additional costs above those currently estimated and accrued related to the divestiture of our power electronics business.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Results of Operations - Three Months Ended September 30, 2007 and October 1, 2006

Net Sales and Gross Profit

Net sales for the three months ended September 30, 2007 were $26.1 million, an increase of 0.6% from the three months ended October 1, 2006 sales of $26.0 million.  The increase in sales was due to higher sales volumes in our material handling product line (primarily crane automation product offerings) offset by lower sales in our elevator product line due to unfavorable product mix, and decreased sales volumes in our telecom power and energy systems product lines.  Net sales by product line were as follows, in millions:

	Three Months Ended
	Sept 30, 2007		Oct 1, 2006
Material handling	$17.2	66%	$15.6	60%
Elevator motion control	4.5	17%	4.9	19%
Telecom power systems	3.3	13%	3.5	14%
Energy systems	1.1	4%	2.0	7%

Total net sales	$26.1	100%	$26.0	100%

Gross profit for the three months ended September 30, 2007 was $7.3 million, or 27.9% of sales, versus $7.4 million, or 28.6% of sales, in the three months ended October 1, 2006.  The decrease in gross profit as a percentage of sales in the three months ended September 30, 2007 as compared to the three months ended October 1, 2006 was due to unfavorable sales mix within our elevator products, $0.2 million, lower sales volume of mining products, $0.3 million, and start-up costs for production of wind inverters of $0.2 million, partially offset by higher margins in our material handling product line of $0.6 million and modest improvements in gross margins for telecom products, due to lower costs and increased efficiencies in the Company’s new power systems manufacturing facility in Menomonee Falls, Wisconsin.

Research and Development, Selling, General and Administrative

R&D expense was $0.8 million, or 3.2% of sales, in the three months ended September 30, 2007, compared to the R&D expense of $1.2 million, or 4.7% of sales, for the three months ended October 1, 2006.  R&D expense in the three months ended September 30, 2007 reflects lower payroll costs, mainly due to the elimination of our corporate R&D function.

SG&A expense was $5.5 million (21.1% of sales) in the three months ended September 30, 2007 versus $7.4 million (28.5% of sales) in the three months ended October 1, 2006.  Selling expenses in the three months ended September 30, 2007 were $2.8 million, comparable to $2.7 million in the three months ended October 1, 2006.  General and administrative (“G&A”) expense was $2.7 million in the three months ended September 30, 2007 compared to $4.7 million in the three months ended October 1, 2006, due to lower pension expense of $0.8 million, lower payroll-related costs due to corporate staff reductions of $0.6 million, and lower professional fees and travel expenses.

Income (Loss) from Operations

Income from operations for the three months ended September 30, 2007 was $0.9 million compared to a loss from operations of $1.2 million for the three months ended October 1, 2006.  The improvement in income from operations for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006 was mainly due to cost savings from restructuring activities and lower pension expense, partially offset by lower gross profit.

Interest Income and Expense

Interest income was $0.4 million and interest expense was $0.1 million in the three months ended September 30, 2007.  Interest income was $0.3 million and interest expense was $1.1 million in the three months ended October 1, 2006.  The increase in interest income in the three months ended September 30, 2007 was due to higher cash balances held in short-term investments.

The decrease in interest expense in the three-month period ended September 30, 2007 was due to the repayment of all of our debt following the divestiture of the power electronics business.  Interest expense for the three months ended September 30, 2007 was comprised entirely of deferred financing amortization.  Interest expense in the three months ended October 1, 2006 reflects both interest expense on outstanding borrowings and deferred financing amortization.

Provision for Income Taxes

We recorded an income tax provision of $0.3 million in the three months ended September 30, 2007.  Despite the pretax loss of $2.0 million in the three months ended October 1, 2006, we recorded a tax provision of $0.3 million for that period.  The provision in both periods was mainly due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and, to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $0.8 million in the three months ended September 30, 2007, or $0.03 earnings per share on both a basic and diluted basis, compared to a loss from continuing operations of $2.3 million in the three months ended October 1, 2006, or a $0.08 loss per share on both a basic and diluted basis.

Loss from Discontinued Operations

Our loss from discontinued operations for the three months ended September 30, 2007 was $0.3 million, or a $0.01 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.9 million, or a $0.03 loss per share on both a basic and diluted basis, for the three months ended October 1, 2006.  Loss from discontinued operations in the three months ended September 30, 2007 was comprised mainly of expenses related to previously divested businesses of $0.3 million.  Loss from discontinued operations of $0.9 million in the three months ended October 1, 2006 was comprised mainly of net losses from our discontinued power electronics business of $0.9 million.

Net Income

Our net income was $0.5 million in the three months ended September 30, 2007, or $0.02 earnings per share, basic and diluted, compared to a net loss of $3.2 million in the three months ended October 1, 2006, or a $0.11 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, decreased $0.3 million during the three months ended September 30, 2007, from $28.3 million at July 1, 2007 to $28.0 million at September 30, 2007.  During the three months ended September 30, 2007, our accounts receivable balances decreased $1.1 million, however, inventories increased $1.6 million, mainly related to increased purchases of inventory for wind inverters, and accounts payable decreased $0.6 million.  Our capital expenditures in the three months ended September 30, 2007 were $0.4 million and we may make further investments to increase capacity for and improve efficiency in the production of wind inverters.  We do not anticipate capital expenditures in fiscal 2008 will exceed $2.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

As of September 30, 2007, we were in compliance with all covenants of the amended revolving credit agreement with Wells Fargo Foothill, Inc. (“WFF”) and there were no borrowings outstanding.  On November 6, 2007, based upon mutual agreement between us and WFF, the amended revolving credit agreement was terminated without penalty prior to its expiration date of December 31, 2007.  Subsequent to the end of the fiscal 2008 first quarter, we entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”) with an effective date of November 6, 2007.  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are secured by our accounts receivable and inventory.  Under the terms of the Associated facility, we are required to retain $22.0 million in an escrow account to fund the Nilssen arbitration award in the event that our appeal of the award is not successful (see below and Note 4 of Notes to Condensed Consolidated Financial Statements).  The Associated facility expires in November 2009, unless renewed by the parties prior to that time.

Primarily as a result of the decline in interest rates over the past several years, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We used a portion of the proceeds from the divestiture of our power electronics business to contribute $30.0 million to our pension plan in December 2006.  Under current funding regulations, actuarial projections indicate we will be required to make a contribution to the plan of approximately $2.7 million in April 2008.  Required contributions in fiscal 2009 and beyond will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the plan, and could still be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with past divestitures (see Note 4 of Notes to Condensed Consolidated Financial Statements).   In the fourth quarter of fiscal 2005, a decision was rendered in a patent infringement action brought against us by Ole K. Nilssen.  In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in May 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million, to be paid within ten days of the award.  Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held on October 19, 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award of $22.6 million, net of previously paid amounts, to Nilssen, which would have a material adverse effect on our cash flows during the period in which payment would be made.  We have adequate resources to support payment of the award if such a payment is necessary, as we currently have $22.6 million of restricted cash in an interest-earning escrow account.

Based upon current plans and business conditions, we believe that current cash balances, borrowing capacity under our Associated facility and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other commitments over the next 12 months.

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

Our future results of operations and the other forward-looking statements contained in this filing, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, involve a number of risks and uncertainties.  In particular, the statements regarding future economic conditions, our goals and strategies, new product introductions, penetration of new markets, projections of sales revenues and sales growth, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, payment of certain claims by insurance carriers, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Form 10-K filing with the Securities and Exchange Commission for the year ended July 1, 2007, under the heading “Risk Factors Affecting the Company’s Outlook”, as well as below in Part II, Item 1A under the heading  “Risk Factors”.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the year ended July 1, 2007.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at September 30, 2007 or October 1, 2006.

Item 4 — Controls and Procedures

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

Information about our legal proceedings is contained in Part II, Item 3, Legal Proceedings, Part I, Environmental Matters, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.   We believe that there have been no material developments with respect to these matters during the quarter ended September 30, 2007.

Item 1A — Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended July 1, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our first fiscal quarter ended September 30, 2007.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on November 2, 2007.

(b)	The following named persons were elected as directors at such meeting:
Dewain K. Cross
Yon Y. Jorden
Mitchell I. Quain
David P. Reiland

(c)	The votes cast for and withheld with respect to each nominee for director were as follows:

Nominee	For	Withheld

Dewain K. Cross	28,057,033	247,658
Yon Y. Jorden	28,068,177	236,514
Mitchell I. Quain	28,071,977	232,714
David P. Reiland	28,063,977	240,714

(d)

The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008 was ratified. The votes cast for and against the appointment, and the votes that abstained were as follows:

For	Against	Abstain
28,154,506	132,634	17,551

Item 5 — Other Information

None.

Item 6 - Exhibits

(a)                                  Index to Exhibits

10.1                           Third Amendment to Credit Agreement and Waiver dated as of September 19, 2007 among Magnetek, Inc., certain of its subsidiaries, the lenders party thereto and Wells Fargo Foothill, Inc. **

10.2                           Industrial Building Lease dated as of November 20, 2006 and Amendment of Industrial Building Lease dated as of April 5, 2007 among Magnetek, Inc., and W. C. Bradley Co. ***

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

 **                               Previously filed under Form 8-K of the Company on September 20, 2007 and incorporated herein by this reference.

***                           Previously filed under Form 8-K of the Company on August 23, 2007 and incorporated herein by this reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: November 8, 2007	/s/ David P. Reiland
David P. Reiland
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: November 8, 2007	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)