Form 10-Q
period 2007-12-30
MAGNETEK, INC.
filed 2008-02-08
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 30, 2007

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

Yes ☐  No ☒

The number of shares outstanding of Registrant’s Common Stock, as of January 31, 2008, was 30,394,371 shares.

2008 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED DECEMBER 30, 2007

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	December 30,	December 31,
	2007	2006

Net sales	$28,968	$27,578
Cost of sales	21,811	20,519
Gross profit	7,157	7,059

Operating expenses:
Research and development	921	1,588
Selling, general and administrative	4,795	9,189
Income (loss) from operations	1,441	(3,718)

Non operating expense (income):
Interest expense	117	1,057
Interest income	(316)	(905)
Other expense	—	325
Income (loss) from continuing operations before provision for income taxes	1,640	(4,195)

Provision for income taxes	219	373
Income (loss) from continuing operations	1,421	(4,568)

Income (loss) from discontinued operations, net of tax	1,159	(1,647)

Net income (loss)	$2,580	$(6,215)

Income (loss) per common share

Income (loss) from continuing operations - basic and diluted	$0.05	$(0.16)

Income (loss) from discontinued operations - basic and diluted	$0.04	$(0.06)

Net income (loss) - basic	$0.09	$(0.21)

Net income (loss) - diluted	$0.08	$(0.21)

Weighted average shares outstanding:
Basic	30,270	29,264
Diluted	30,474	29,264

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 30,	December 31,
	2007	2006

Net sales	$55,078	$53,533
Cost of sales	40,638	39,054
Gross profit	14,440	14,479

Operating expenses:
Research and development	1,764	2,807
Selling, general and administrative	10,311	16,586
Income (loss) from operations	2,365	(4,914)

Non operating expense (income):
Interest expense	260	2,133
Interest income	(672)	(1,193)
Other expense	—	325
Income (loss) from continuing operations before provision for income taxes	2,777	(6,179)

Provision for income taxes	523	649
Income (loss) from continuing operations	2,254	(6,828)

Income (loss) from discontinued operations, net of tax	825	(2,581)

Net income (loss)	$3,079	$(9,409)

Earnings (loss) per common share

Basic and diluted:

Income (loss) from continuing operations	$0.07	$(0.23)

Income (loss) from discontinued operations	$0.03	$(0.09)

Net income (loss)	$0.10	$(0.32)

Weighted average shares outstanding:
Basic	30,302	29,138
Diluted	30,521	29,138

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands)

	December 30,	July 1,
ASSETS	2007	2007
	(Unaudited)
Current assets:
Cash	$5,270	$5,404
Restricted cash	22,259	22,852
Accounts receivable, net	18,227	18,104
Inventories	17,424	16,201
Prepaid expenses and other current assets	4,132	1,900
Total current assets	67,312	64,461

Property, plant and equipment	20,560	19,772
Less-accumulated depreciation	16,168	15,470
Net property, plant and equipment	4,392	4,302

Goodwill	28,254	28,187
Other assets	6,822	7,788
Total Assets	$106,780	$104,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,088	$12,238
Accrued liabilities	5,945	7,639
Accrued arbitration award	22,602	22,602
Current portion of long-term debt	11	11
Total current liabilities	39,646	42,490

Long-term debt, net of current portion	15	21

Pension benefit obligations, net	14,368	15,965
Other long term obligations	1,688	1,709
Deferred income taxes	3,530	3,080

Commitments and contingencies

Stockholders’ equity
Common stock	304	301
Paid in capital in excess of par value	135,504	134,449
Accumulated deficit	(11,744)	(14,823)
Accumulated other comprehensive loss	(76,531)	(78,454)
Total stockholders’ equity	47,533	41,473

Total Liabilities and Stockholders’ Equity	$106,780	$104,738

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

 (Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 30,	December 31,
	2007	2006
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$2,254	$(6,828)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	870	1,056
Stock based compensation expense	245	1,314
Pension expense	94	1,662
Write-off of deferred financing	—	670
Cash contribution to pension fund	—	(30,000)
Changes in operating assets and liabilities	(3,201)	(1,602)
Total adjustments	(1,992)	(26,900)
Net cash provided by (used in) continuing operating activities	262	(33,728)

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	—	65,823
Proceeds from escrow account	593	—
Capital expenditures	(733)	(275)
Net cash provided by (used in) investing activities	(140)	65,548

Cash flows from financing activities:
Proceeds from issuance of common stock	917	1,561
Repayment of long term notes	—	(18,000)
Repayments under line-of-credit agreements	—	(9,412)
Principal payments under capital lease obligations	(6)	(6)
Increase in deferred financing costs	—	(207)
Net cash provided by (used in) financing activities	911	(26,064)

Cash flows from discontinued operations:
Provided by (used in) operating activities	(1,167)	7,516
Used in investing activities	—	(930)
Used in financing activities	—	(5,162)
Cash provided by (used in) discontinued operations	(1,167)	1,424

Net increase (decrease) in cash	(134)	7,180
Cash at the beginning of the period	5,404	96
Cash at the end of the period	$5,270	$7,276

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(Amounts in thousands unless otherwise noted, except per share data, unaudited)

1.                                      Summary of Significant Accounting Policies

Profile

Magnetek, Inc. (together with its subsidiaries, the “Company” or “Magnetek”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, telecommunications (“telecom”) and energy delivery applications.  The Company’s products consist primarily of programmable motion control and power conditioning systems used in the following applications: overhead cranes and hoists; elevators; wireless telecom; coal mining equipment; and fuel cells and wind turbines.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and all significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 1, 2007 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 30, 2007, and the results of its operations for the three- and six-month periods ended December 30, 2007 and December 31, 2006 and its cash flows for the six-months ended December 30, 2007 and December 31, 2006.  Results for the three- and six-months ended December 30, 2007 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a 52-, 53-week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three- and six-month periods ended December 30, 2007 and December 31, 2006 each contained 13 and 26 weeks respectively.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 on July 2, 2007.  The adoption of this interpretation did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Reclassifications — Certain prior year balances were reclassified to conform to the current year presentation.

2.                                       Discontinued Operations

The historical operating results of the power electronics business, which was divested in October 2006, as well as certain expenses incurred related to businesses the Company no longer owns, are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Net sales	$—	$10,056	$—	$53,545

Income (loss) from discontinued operations before interest and income taxes	$1,159	$(1,294)	$825	$(1,629)
Interest expense, net	—	247	—	521
Provision for income taxes	—	106	—	431
Income (loss) from discontinued operations	$1,159	$(1,647)	$825	$(2,581)

Income from discontinued operations for the three-and six-month periods ended December 30, 2007 includes a settlement gain of $1.4 million from a May 2007 agreement between the Company and Federal-Mogul Corporation (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Income (loss) from discontinued operations includes expenses of $262 and $596 for the three-and six-month periods ended December 30, 2007 respectively, and $280 and $310 for the three- and six-month periods ended December 31, 2006 respectively for legal fees and other costs related to businesses the Company no longer owns (see Note 4 of Notes to Condensed Consolidated Financial Statements).

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

The agreement provides for indemnification by the Company for breaches of representations and warranties and other customary matters that the Company believes are typical for this type of transaction, including indemnification for certain tax, legal, environmental and warranty issues.  The condensed consolidated balance sheet as of December 30, 2007 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions of the purchase and sale agreement.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would also be recorded as a gain or loss on the sale of the business in discontinued operations.

3.                                       Inventories

Inventories at December 30, 2007 and July 1, 2007 consist of the following:

	December 30,	July 1,
	2007	2007
Raw materials and stock parts	$11,975	$11,046
Work-in-process	1,405	1,544
Finished goods	4,044	3,611
	$17,424	$16,201

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

Litigation—Other

In November 2007, the Company learned that a lawsuit had been filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against the Company and Power-One Italy, S.p.A.  Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A.  The Company has not yet been served with process in the U.S. with regard to the lawsuit.  Mr. Canova asserted claims for damages in the amount of € 3,493,076 allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics group business to Power-One, Inc. in October 2006.  The Company believes the claim is without merit and intends to vigorously defend against it.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers of the previously acquired businesses.  The Company has also filed late claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees for defense of these claims.  The Company and Federal-Mogul entered into a settlement agreement under which the Company is entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds.  The Company is entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases.  Federal-Mogul and the settlement trust have control over the collection process.  The settlement was subject to final approval of Federal-Mogul’s Reorganization Plan, which was confirmed and approved by the Bankruptcy Court on December 27, 2007.  In January, 2008, the Company received a payment of $1.4 million from the settlement trust, which is included in prepaid and other current assets at December 30, 2007 and in income from discontinued operations in the three- and six-month periods ended December 30, 2007.  The amount represents primarily the recovery of previously incurred legal fees for the defense of these asbestos-related lawsuits.  As the Federal-Mogul settlement trust receives additional funds based on any settlements with other insurers, Magnetek will be entitled to receive a percentage of those funds based on the terms described above.  Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies.  Federal-Mogul, the Company and other defendants filed responsive pleadings and motions to dismiss the case, and the court recently granted the motions to dismiss the declaratory judgment action.  Some of these insurers have appealed the dismissal.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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

In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement.  The case is now pending in the Middle District of Tennessee.  Nilssen voluntarily dismissed all but four of the patents from the lawsuit.  The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen’s patents.   The case against ULT has been stayed pending Nilssen’s appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuits against ULT.  The decision in such other case was affirmed by the appellate court in October 2007, and Nilssen’s petition for rehearing was denied on January 22, 2008.  ULT requested a re-examination of the patents at issue by the Patent and Trademark Office (PTO) and the PTO recently rejected claims in all of the patents at issue in the lawsuit against ULT.  The Company will continue to aggressively defend the claims against ULT that are subject to defense and indemnification; however, an unfavorable decision could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the three- or six-month periods ended December 30, 2007 or December 31, 2006.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the three- or six-month periods ended December 30, 2007 or December 31, 2006.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

5.                                       Comprehensive Income (Loss)

For the fiscal periods ended December 30, 2007 and December 31, 2006, comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Net income (loss)	$2,580	$(6,215)	$3,079	$(9,409)
Unrecognized pension liabilities	846	—	1,687	—
Currency translation adjustment	48	(161)	236	(177)
Comprehensive income (loss)	$3,474	$(6,376)	$5,002	$(9,586)

6.                                       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-months ended December 30, 2007 and December 31, 2006:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$1,421	$(4,568)	$2,254	$(6,828)
Income (loss) from discontinued operations	1,159	(1,647)	825	(2,581)
Net income (loss)	$2,580	$(6,215)	$3,079	$(9,409)

Denominator:
Weighted average shares for basic earnings per share	30,270	29,264	30,302	29,138
Add dilutive effect of stock options outstanding	204	—	219	—
Weighted average shares for diluted earnings per share	30,474	29,264	30,521	29,138

Basic:
Earnings (loss) per share from continuing operations	$0.05	$(0.16)	$0.07	$(0.23)
Earnings (loss) per share from discontinued operations	$0.04	$(0.06)	$0.03	$(0.09)
Net income (loss) per share	$0.09	$(0.21)	$0.10	$(0.32)

Diluted:
Earnings (loss) per share from continuing operations	$0.05	$(0.16)	$0.07	$(0.23)
Earnings (loss) per share from discontinued operations	$0.04	$(0.06)	$0.03	$(0.09)
Net income (loss) per share	$0.08	$(0.21)	$0.10	$(0.32)

In addition to the options included in the dilutive effect above, the Company had outstanding options to purchase 2.8 million and 5.1 million shares of common stock for the three- and six-months ended December 30, 2007 and December 31, 2006, respectively.  These additional outstanding options have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.                                       Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended December 30, 2007 and December 31, 2006 were as follows:

	Six Months Ended
	December 30,	December 31,
	2007	2006
Balance, beginning of fiscal year	$315	$430
Additions charged to earnings for product warranties	384	233
Use of reserve for warranty obligations	(316)	(253)
Balance, end of period	$383	$410

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

8.                                       Restructuring Costs

As a result of the divestiture of the Company’s power electronics business in October 2006, the Company downsized and relocated its corporate office to Menomonee Falls, Wisconsin from Chatsworth, California.  The condensed consolidated statements of operations for the three- and six-month periods ended December 31, 2006, include severance costs of $1.9 million related to downsizing the corporate office, of which $0.6 million is included in research and development expense and $1.3 million is included in selling, general and administrative expense.

9.                                       Pension Expense

For the three- and six-month periods ended December 30, 2007 and December 31, 2006, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Interest Cost	$2,607	$2,420	$5,215	$4,882
Expected return on plan assets	(3,406)	(2,186)	(6,808)	(4,864)
Recognized net actuarial losses	846	658	1,687	1,644

Total net pension expense	$47	$892	$94	$1,662

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Under current funding regulations, actuarial projections indicate the Company will be required to make contributions to the plan of approximately $10.8 million within the next 12 months, beginning with a contribution of $2.6 million in April 2008.

10.                                 Income Taxes

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

The Company’s provision for income taxes for each of the three- and six-month periods ended December 30, 2007 and December 31, 2006 includes $225 and $450 of deferred income tax expense respectively, related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

11.                                 Bank Borrowing Arrangements

In September 2005, the Company entered into an agreement with Wells Fargo Foothill, Inc. (“WFF”) providing for a $13 million revolving credit facility.  On November 6, 2007, based upon mutual agreement between the Company and WFF, the revolving credit agreement was terminated without penalty prior to its expiration date of December 31, 2007, and the Company entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Under the terms of the Associated facility, the Company is required to maintain $22.0 million in an escrow account to fund the Nilssen arbitration award in the event that its appeal of the award is not successful (see Note 4 of Notes to Condensed Consolidated Financial Statements).  Borrowings under the Associated facility are secured by the Company’s accounts receivable and inventory.  The Associated facility expires in November 2009 unless extended by the parties prior to that time.

12.                                 Subsequent Events

On February 4, 2008, the Company purchased the net assets of Enrange LLC (“Enrange”), for a cash payment at the closing date of approximately $1.75 million, a deferred payment of $0.75 million due in February 2009 and contingent payments over a three year period based on the future operating performance of the business under a negotiated earn-out schedule.  The minimum contingent payments due under the earn-out schedule are $0.2 million, while achievement of 100% of target performance would result in additional payments of $0.4 million over the three year period.  Enrange is a wireless control manufacturer providing radio remote controls for material handling and other industrial applications.  The operating results of Enrange will be included in the Company’s consolidated results effective as of the acquisition date.

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

Our telecom product offerings are focused on providing back-up power for wireless applications.  During fiscal year 2007, we initiated restructuring actions and completed the relocation of the telecom manufacturing operations from Dallas, Texas to Menomonee Falls, Wisconsin.  We are now focused on increasing sales by expanding our customer base and thereby reducing our dependence on several significant customers, as well as improving operating results through material and other cost reduction actions.

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

While we are a smaller company following the divestiture of our power electronics business, we are a leader in several of our served markets, our operations are centralized in North America, and we believe we have several opportunities for sales growth in fiscal 2008.  Our sales were $103.8 million in fiscal 2007, and we expect moderate revenue growth in fiscal 2008.  Our fiscal 2008 sales growth has been dependent on successful introduction of new products for elevator and wind markets.  These products are gaining acceptance with customers in the marketplace, however, the rate of growth is slower than we previously expected.  In addition, we may experience a cyclical slowdown in the material handling market, which comprised more than half of our sales in fiscal 2007.  Gross margins in our continuing operations have historically been in the range of upper 20%’s to 30% and we are targeting this level of gross margin going forward, however, gross margin for the remainder of fiscal 2008 may be negatively impacted by lower telecom sales volume and start up expenses related to production of new products.  In addition, we intend to focus on controlling operating expenses and, through utilization of our net operating loss carryforwards for tax purposes, we believe the majority of our reported operating profit can be realized as net income.

Continuing Operations

Sales in the second quarter of fiscal 2008 were $29.0 million, an increase of nearly $2.9 million or 11% from sales of $26.1 million in the first quarter of fiscal 2008.  Demand for material handling products remained strong and second quarter fiscal 2008 sales of material handling products increased sequentially by nearly $1.0 million from the first quarter of fiscal 2008.  In addition, we shipped 16 wind inverters during the second quarter of fiscal 2008 with a sales value in excess of $1.9 million.  Consolidated sales in the second quarter of fiscal year 2007 were $27.6 million.

Gross profit of $7.2 million in the second quarter of fiscal 2008 was slightly higher than the same period in fiscal 2007, due mainly to higher sales of material handling products, partially offset by lower sales of telecom and elevator products and expenses related to ramp up and initial shipments of our wind inverter product.  Our research and development (“R&D”) expense increased slightly in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008, and we intend to continue to invest in R&D going forward, mainly in new product offerings for alternative energy applications and design modifications to reduce costs and enhance competitiveness of our products.  Second quarter fiscal 2008 selling, general and administrative (“SG&A”) expense decreased by $0.7 million compared to the first quarter of fiscal 2008, due mainly to a favorable bad debt recovery and the reversal of a non-cash stock compensation liability, as well as lower professional fees, partially offset by higher volume-related selling expenses.   As a result, our continuing operations reported income from operations of $1.4 million.

We intend to focus our development and marketing capabilities on internal sales growth opportunities across all product lines, with a near-term emphasis on energy efficient power products for alternative energy and elevator markets.  We also intend to focus on improving operating results in our telecom products through a combination of price increases and cost reductions.  Looking forward, gross margins in the second half of fiscal 2008 will likely continue to be impacted by lower sales volume in telecom products and manufacturing variances related to adjustments in production capacity for wind inverter products.  In addition, we believe that future increased profitability is dependent upon increased sales revenue and improvement in gross margins.  Improvement in gross margins is mainly dependent upon a continuing economic expansion, successful cost reduction actions related to recent new elevator and wind inverter product offerings, and improvement in operating performance in our telecom business.

Discontinued Operations

Certain expenses related to previously divested businesses, including the operating results of the power electronics business divested in fiscal 2007, have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented.  These costs have historically included charges for an arbitration award in a patent infringement claim and related legal fees, as well as certain expenses for product liability claims, environmental issues, and asbestos claims (see Note 4 of Notes to Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

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

Results of Operations - Three Months Ended December 30, 2007 and December 31, 2006

Net Sales and Gross Profit

Net sales for the three months ended December 30, 2007 were $29.0 million, an increase of 5.0% from the three months ended December 31, 2006 sales of $27.6 million.  The increase was mainly due to higher sales of material handling products of $2.3 million and sales of wind inverters of $1.9 million, partially offset by lower sales in our telecom, elevator and mining product lines.   Net sales by product line were as follows, in millions:

	Three Months Ended
	December 30, 2007		December 31, 2006
Material handling	$18.2	63%	$15.9	58%
Elevator motion control	4.3	15%	5.1	18%
Telecom power systems	3.6	12%	4.9	18%
Energy systems	2.9	10%	1.7	6%

Total net sales	$29.0	100%	$27.6	100%

Gross profit for the three months ended December 30, 2007 was $7.2 million, or 24.9% of sales, versus $7.1 million, or 25.6% of sales, in the three months ended December 31, 2006.  The reduction in gross profit as a percentage of sales in the three months ended December 30, 2007 as compared to the three months ended December 31, 2006 was due to lower sales volume in our telecom, elevator and mining product lines, unfavorable sales mix due to increased sales of lower margin wind inverters, and start-up costs and manufacturing variances related to ramp up of production of our wind inverter products, partially offset by higher sales volume of material handling products and the absence of telecom restructuring costs for the three months ended December 30, 2007.  Gross profit for the three months ended December 31, 2006 includes restructuring costs of $0.9 million related to the relocation of our telecom manufacturing operations.

Research and Development, Selling, General and Administrative

R&D expense was $0.9 million, or 3.2% of sales, for the three months ended December 30, 2007, compared to R&D expense of $1.6 million, or 5.8% of sales, for the three months ended December 31, 2006.  R&D expense for the three months ended December 31, 2006 included $0.6 million in severance related to the elimination of our corporate R&D function.

SG&A expense was $4.8 million, or 16.6% of sales, for the three month ended December 30, 2007 versus $9.2 million, or 33.3% of sales, for the three months ended December 31, 2006.  Selling expenses for the three months ended December 30, 2007 increased to $3.0 million compared to $2.7 million for the three months ended December 31, 2006, due to higher volume related selling expenses. General and administrative (“G&A”) expense was $1.8 million for the three months ended December 30, 2007 compared to $6.5 million for the three months ended December 31, 2006.  The decrease in G&A expense for the three months ended December 30, 2007 as compared to the three months ended December 31, 2006 is due to lower pension expense of $0.8 million, lower professional fees, mainly legal and audit, lower insurance premiums, and reduced payroll costs.  In addition, G&A expense for the three months ended December 30, 2007 includes a bad debt recovery of $0.3 million and the reversal of a non-cash stock compensation liability, while G&A expense for the three months ended December 31, 2006 included a stock-based compensation charge of $1.1 million and $1.3 million in severance costs.

Income (Loss) from Operations

Income from operations for the three months ended December 30, 2007 was $1.4 million compared to a loss from operations of $3.7 million for the three months ended December 31, 2006.  The increase in income from operations for the three months ended December 30, 2007 as compared to the three months ended December 31, 2006 was mainly due to the absence of restructuring and relocation costs in the three months ended December 30, 2007, while $3.9 million of restructuring and relocation costs are included in our loss from operations for the three months ended December 31, 2006.  In addition, pension expense and professional fees were also lower for the three month period ended December 30, 2007.

Interest Income and Expense and Other Expense

Interest income was $0.3 million and interest expense was $0.1 million for the three months ended December 30, 2007.  Interest income was $0.9 million and interest expense was $1.1 million for the three months ended December 31, 2006.  The decrease in interest income for the three months ended December 30, 2007 was due to lower cash balances held in short-term investments.  In addition, interest income for the three months ended December 31, 2006 includes $0.3 million related to a previous tax settlement.

The decrease in interest expense for the three months ended December 30, 2007 as compared to the three months ended December 31, 2006 was due to the repayment of all of our debt following the divestiture of the power electronics business.  Interest expense for the three months ended December 30, 2007 was comprised entirely of deferred financing amortization.  Interest expense for the three months ended December 31, 2006 reflects interest expense on outstanding borrowings, deferred financing amortization and the write-off of deferred financing assets of $0.7 million from the early retirement of debt.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million for the three months ended December 30, 2007.  Despite the pretax loss from continuing operations of $4.2 million for the three months ended December 31, 2006, we recorded a tax provision of $0.4 million for that period.  The provision in both periods was mainly due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and, to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $1.4 million for the three months ended December 30, 2007, or $0.05 earnings per share on both a basic and diluted basis, compared to a loss from continuing operations of $4.6 million for the three months ended December 31, 2006, or a $0.16 loss per share on both a basic and diluted basis.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the three months ended December 30, 2007 was $1.2 million, or $0.04 per share on both a basic and diluted basis, compared to a loss from discontinued operations of $1.6 million, or a $0.06 loss per share on both a basic and diluted basis, for the three months ended December 31, 2006.  Income from discontinued operations for the three months ended December 30, 2007 includes a settlement gain of $1.4 million from a previous agreement with Federal-Mogul (see Note 4 of Notes to Condensed Consolidated Financial Statements), partially offset by $0.2 million of expenses related to previously divested businesses.  Loss from discontinued operations for the three months ended December 31, 2006 was comprised mainly of losses in our discontinued power electronics business of $1.3 million (prior to its divestiture in October 2006) and expenses related to previously divested businesses of $0.3 million, mainly legal fees and other costs associated with the patent infringement claim and other claims.

Net Income (Loss)

Our net income was $2.6 million for the three months ended December 30, 2007, or $0.09 basic earnings per share and $0.08 diluted earnings per share, compared to a net loss of $6.2 million for the three months ended December 31, 2006, or a $0.21 loss per share on both a basic and diluted basis.

Results of Operations - Six Months Ended December 30, 2007 and December 30, 2006

Net Sales and Gross Profit

Net sales for the six months ended December 30, 2007 were $55.1 million, an increase of 2.9% from the six months ended December 31, 2006 sales of $53.5 million.  The increase was mainly due to higher sales of material handling products of $3.9 million, partially offset by lower sales of telecom power products and elevator products.  Net sales by product line were as follows, in millions:

	Six Months Ended
	December 30, 2007		December 31, 2006
Material handling	$35.3	64%	$31.4	58%
Elevator motion control	8.8	16%	10.0	19%
Telecom power systems	6.9	13%	8.3	16%
Energy systems	4.1	7%	3.8	7%

Total net sales	$55.1	100%	$53.5	100%

Gross profit for the six months ended December 30, 2007 was $14.4 million, or 26.2% of sales, versus $14.5 million, or 27.0% of sales, for the six months ended December 31, 2006.  The reduction in gross profit as a percentage of sales for the six months ended December 30, 2007 as compared to the six months ended December 31, 2006 was due to lower sales volume in our telecom, elevator and mining product lines, unfavorable sales mix due to higher sales of lower margin wind inverters, and start-up costs and manufacturing variances related to ramp up of production of our wind inverter products, partially offset by higher sales volume of material handling products and the absence of telecom restructuring costs for the six months ended December 30, 2007.  Gross profit for the six months ended December 31, 2006 includes restructuring costs of $0.9 million related to the relocation of our telecom manufacturing operations.

Research and Development, Selling, General and Administrative

R&D expense was $1.8 million, or 3.2% of sales, for the six months ended December 30, 2007, compared to R&D expense of $2.8 million, or 5.2% of sales, for the six months ended December 31, 2006.  R&D expense for the six months ended December 30, 2007 reflects lower payroll costs, mainly due to the elimination of our corporate R&D function.    R&D expense for the six months ended December 31, 2006 includes $0.6 million in severance expense.

SG&A expense was $10.3 million (18.7% of sales) for the six months ended December 30, 2007 versus $16.6 million (31.0% of sales) for the six months ended December 31, 2006.  Selling expenses for the six months ended December 30, 2007 were $5.8 million, an increase of $0.4 million compared to $5.4 million for the six months ended December 31, 2006, due to higher volume related commissions.  G&A expense was $4.5 million for the six months ended December 30, 2007 compared to $11.2 million for the six months ended December 31, 2006, due to lower pension expense of $1.6 million, lower payroll-related costs due to corporate staff reductions of $1.2 million, and lower professional fees and travel expenses.  In addition, G&A expense for the six months ended December 31, 2006 includes a stock-based compensation charge of $1.1 million and $1.3 million in severance costs (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Operations

Our income from operations for the six months ended December 30, 2007 was $2.4 million compared to a loss from operations of $4.9 million for the six months ended December 31, 2006.  The increase in income from operations for the six months ended December 30, 2007 as compared to the six months ended December 31, 2006 was mainly due to reductions in operating expenses and the absence of restructuring and relocation costs for the six months ended December 30, 2007.

Interest Income and Expense and Other Expense

Interest income was $0.7 million and interest expense was $0.3 million for the six months ended December 30, 2007.  Interest income was $1.2 million and interest expense was $2.1 million for the six months ended December 31, 2006.  The decrease in interest income for the six months ended December 30, 2007 as compared to the six months ended December 31, 2006 was due to higher cash balances held in short-term investments during November and December 2006 and $0.3 million in interest income related to a previous tax settlement in the six months ended December 30, 2006.

The decrease in interest expense for the six months ended December 30, 2007 as compared to the six months ended December 31, 2006 was due to the repayment of all of our debt following the divestiture of the power electronics business in October 2006.  Interest expense for the six months ended December 30, 2007 is comprised mainly of deferred financing amortization.  Interest expense for the six months ended December 31, 2006 includes the write-off of deferred financing assets of $0.7 million from the early retirement of debt.

Provision for Income Taxes

We recorded an income tax provision of $0.5 million for the six months ended December 30, 2007.  Despite the pretax loss of $6.2 million for the three months ended December 31, 2006, we recorded a tax provision of $0.6 million for that period.  The provision in both periods was mainly due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and, to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $2.3 million for the six months ended December 30, 2007, or $0.07 earnings per share on both a basic and diluted basis, compared to a loss from continuing operations of $6.8 million for the six months ended December 31, 2006, or a $0.23 loss per share on both a basic and diluted basis.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the six months ended December 30, 2007 was $0.8 million, or $0.03 per share on both a basic and diluted basis, compared to a loss from discontinued operations of $2.6 million, or a $0.09 loss per share on both a basic and diluted basis, for the six months ended December 31, 2006.  Income from discontinued operations for the three months ended December 30, 2007 includes a settlement gain of $1.4 million from a previous agreement with Federal-Mogul (see Note 4 of Notes to Condensed Consolidated Financial Statements), partially offset by $0.6 million of expenses related to previously divested businesses.  Loss from discontinued operations for the six months ended December 31, 2006 was comprised mainly of losses in our discontinued power electronics business of $2.3 million (prior to its divestiture in October 2006) and expenses related to previously divested businesses of $0.3 million.

Net Income (Loss)

Our net income was $3.1 million for the six months ended December 30, 2007, or $0.10 per share, basic and diluted, compared to a net loss of $9.4 million for the six months ended December 31, 2006, or a $0.32 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, decreased $0.8 million during the six months ended December 30, 2007, from $28.3 million at July 1, 2007 to $27.5 million at December 30, 2007.  During the six months ended December 30, 2007, our inventories increased $1.2 million, mainly related to increased purchases of inventory for wind inverters, and accounts payable and other current liabilities decreased $2.8 million, mainly due to a decrease in our unearned revenue balance, incentive compensation payments made in September 2007, and settlement of certain indemnifications related to the divestiture of our power electronics business.  Our capital expenditures for the six months ended December 30, 2007 were $0.7 million and while we may make further investments to increase capacity for and improve efficiency in the production of wind inverters, we do not anticipate capital expenditures in fiscal 2008 will exceed $2.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

On November 6, 2007, based upon mutual agreement between us and Wells Fargo Foothill, Inc. (“WFF”), our amended revolving credit agreement with WFF was terminated without penalty prior to its expiration date of December 31, 2007, and we entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are secured by our accounts receivable and inventory.  Under the terms of the Associated facility, we are required to retain $22.0 million in an escrow account to fund the Nilssen arbitration award in the event that our appeal of the award is not successful (see below and Note 4 of Notes to Condensed Consolidated Financial Statements).  The Associated facility expires in November 2009 unless renewed by the parties prior to that time.

Primarily as a result of the decline in interest rates over the past several years, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We used a portion of the proceeds from the divestiture of our power electronics business to contribute $30.0 million to our pension plan in December 2006.  Under current funding regulations, actuarial projections as of December 2007 indicate that we will be required to make quarterly contributions to the plan of approximately $10.8 million within the next 12 months, beginning with a contribution of $2.6 million in April 2008.  We intend to fund the April 2008 contribution using existing cash on hand.  Required contributions beyond the next 12 months will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan, and could still be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with past divestitures (see Note 4 of Notes to Condensed Consolidated Financial Statements).   In the fourth quarter of fiscal 2005, a decision was rendered in a patent infringement action brought against us by Ole K. Nilssen.  In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in May 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million, to be paid within ten days of the award.  Mr. Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held in October 2005.  The judge is expected to render his decision by mail after further consideration.  An unfavorable decision by the Court could result in payment of the award of $22.6 million, net of previously paid amounts, to Nilssen, which would have a material adverse effect on our cash flows during the period in which payment would be made.  We have adequate resources to support payment of the award if such a payment is necessary, as we currently have $22.0 million of restricted cash in an interest-earning escrow account.

In January, 2008, we received a payment of $1.4 million from a Federal-Mogul insurance settlement trust under a previously negotiated agreement with Federal-Mogul.  The amount represents primarily the recovery of previously incurred legal fees for the defense of certain asbestos-related lawsuits (see Note 4 of Notes to Condensed Consolidated Financial Statements).

On February 4, 2008, we purchased the net assets of Enrange LLC (“Enrange”), for a cash payment at the closing date of approximately $1.75 million, a deferred payment of $0.75 million due in February 2009, and contingent payments over a three year period based on the future operating performance of the business under a negotiated earn-out schedule (see Note 12 of Notes to Condensed Consolidated Financial Statements).

We did not have any off-balance sheet arrangements or variable interest entities as of December 30, 2007.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the year ended July 1, 2007.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at December 30, 2007 or December 31, 2006.

Item 4 — Controls and Procedures

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange

Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

Information about our legal proceedings is contained in Part II, Item 3, Legal Proceedings, Part I, Environmental Matters,and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.  We believe that there have been no material developments with respect to these matters during the quarter ended December 30, 2007.

In November 2007, the Company learned that a lawsuit had been filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against the Company and Power-One Italy, S.p.A.  Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A.  The Company has not yet been served with process in the U.S. with regard to the lawsuit.  Mr. Canova asserted claims for damages in the amount of € 3,493,076 allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s Power Electronics Group business to Power-One, Inc. in October 2006.  The Company believes the claim is without merit and intends to vigorously defend against it.

Item 1A — Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended July 1, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our second fiscal quarter ended December 30, 2007.

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

Item 5 — Other Information

As previously reported, on December 14, 2007, the Board of Directors of the Company adopted amendments to the Company’s Amended and Restated Director and Officer Compensation and Deferral Investment Plan, 2004 Stock Incentive Plan, 2000 Employee Stock Plan, 1999 Stock Incentive Plan and 1997 Non-Employee Director Stock Option Plan, and amended the Company’s change of control agreements with its named executive officers.  The principal purpose of these amendments was to comply with the recently issued final regulations under Section 409A of the Internal Revenue Code of 1986, as amended, which govern the deferral of compensation where a director, officer or employee has a legally binding right to compensation that is payable in a future year.  On January 30, 2008 the Compensation Committee of the Board of Directors adopted Standard Terms and Conditions for administration of non-qualified stock options under the 2004 Stock Incentive Plan.  Copies of these amended plans, agreements and terms and conditions are attached as exhibits to this Quarterly Report on Form 10-Q.

Item 6 — Exhibits

(a)                                  Index to Exhibits

4.1	Amended and Restated Director and Officer Compensation and Deferral Investment Plan, as amended.*

4.2	1997 Non-Employee Director Stock Option Plan, as amended.*

4.3	1999 Stock Incentive Plan, as amended.*

4.4	2000 Employee Stock Plan, as amended.*

4.5	2004 Stock Incentive Plan, as amended.*

4.6	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of January 1, 2008, pertaining to the 2004 Stock Incentive Plan.*

10.1	Revolving Credit Agreement dated as of November 6, 2007, between the Company and Associated Bank, N.A.**

10.2	Amended form of Change of Control Agreement for named executive officers David P. Reiland, Peter M. McCormick and Marty J. Schwenner.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*     Filed with this Report on Form 10-Q.

**    Previously filed under Form 8-K of the Company on November 7, 2007 and incorporated herein by this reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: February 8, 2008	/s/ David P. Reiland
David P. Reiland
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: February 8, 2008	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)