Form 10-Q
period 2008-03-30
MAGNETEK, INC.
filed 2008-05-09
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2008

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

The number of shares outstanding of Registrant’s Common Stock, as of April 30, 2008, was 30,383,386 shares.

2008 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 30, 2008

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	March 30,	April 1,
	2008	2007

Net sales	$26,330	$23,311
Cost of sales	19,515	16,406
Gross profit	6,815	6,905

Operating expenses:
Research and development	832	912
Selling, general and administrative	4,835	5,628
Income from operations	1,148	365

Non operating expense (income):
Interest expense	—	142
Interest income	(226)	(389)
Other expense	—	70
Income from continuing operations before provision for income taxes	1,374	542

Provision for income taxes	224	307
Income from continuing operations	1,150	235

Loss from discontinued operations, net of tax	(642)	(654)

Net income (loss)	$508	$(419)

Income (loss) per common share:

Basic and diluted:

Income from continuing operations - basic and diluted	$0.04	$0.01
Loss from discontinued operations - basic and diluted	$(0.02)	$(0.02)
Net income (loss) - basic and diluted	$0.02	$(0.01)

Weighted average shares outstanding:
Basic	30,377	29,616
Diluted	30,507	30,269

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
	March 30,	April 1,
	2008	2007

Net sales	$81,408	$76,844
Cost of sales	60,153	55,460
Gross profit	21,255	21,384

Operating expenses:
Research and development	2,596	3,719
Selling, general and administrative	15,146	22,214
Income (loss) from operations	3,513	(4,549)

Non operating expense (income):
Interest expense	260	2,275
Interest income	(898)	(1,582)
Other expense	—	395
Income (loss) from continuing operations before provision for income taxes	4,151	(5,637)

Provision for income taxes	747	956
Income (loss) from continuing operations	3,404	(6,593)

Income (loss) from discontinued operations, net of tax	183	(3,235)

Net income (loss)	$3,587	$(9,828)

Income (loss) per common share

Basic and diluted:

Income (loss) from continuing operations	$0.11	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.11)
Net income (loss)	$0.12	$(0.33)

Weighted average shares outstanding:
Basic	30,339	29,497
Diluted	30,513	29,497

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands)

	March 30,	July 1,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash	$11,960	$5,404
Restricted cash	22,252	22,852
Accounts receivable, net	16,025	18,104
Inventories	17,274	16,201
Prepaid expenses and other current assets	2,388	1,900
Total current assets	69,899	64,461

Property, plant and equipment	20,749	19,772
Less-accumulated depreciation	16,473	15,470
Net property, plant and equipment	4,276	4,302

Goodwill	30,342	28,187
Other assets	6,808	7,788
Total Assets	$111,325	$104,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,722	$12,238
Accrued liabilities	6,581	7,639
Accrued arbitration award	25,768	22,602
Current portion of long-term debt	11	11
Total current liabilities	43,082	42,490

Long-term debt, net of current portion	25	21

Pension benefit obligations, net	13,569	15,965
Other long term obligations	1,920	1,709
Deferred income taxes	3,755	3,080

Commitments and contingencies

Stockholders’ equity
Common stock	304	301
Paid in capital in excess of par value	135,733	134,449
Accumulated deficit	(11,236)	(14,823)
Accumulated other comprehensive loss	(75,827)	(78,454)
Total stockholders’ equity	48,974	41,473

Total Liabilities and Stockholders’ Equity	$111,325	$104,738

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

 (Amounts in thousands, unaudited)

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
	March 30,	April 1,
	2008	2007
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$3,404	$(6,593)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,197	1,513
Stock based compensation expense	433	1,456
Pension expense	140	1,821
Write-off of deferred financing	—	670
Cash contribution to pension fund	—	(30,000)
Changes in operating assets and liabilities	(526)	(2,531)

Total adjustments	1,244	(27,071)
Net cash provided by (used in) continuing operating activities	4,648	(33,664)

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	—	63,546
Purchase of business	(1,750)	—
Proceeds from escrow account	600	—
Capital expenditures	(950)	(926)
Net cash provided by (used in) investing activities	(2,100)	62,620

Cash flows from financing activities:
Proceeds from issuance of common stock	958	2,100
Repayment of long term notes	—	(18,000)
Borrowings (repayments) under line-of-credit agreements	—	(9,412)
Borrowings under capital lease obligations	13	—
Principal payments under capital lease obligations	(9)	(10)
Increase in deferred financing costs	—	(207)
Net cash provided by (used in) financing activities	962	(25,529)

Cash flows from discontinued operations:
Provided by operating activities	3,046	7,250
Used in investing activities	—	(930)
Used in financing activities	—	(5,162)
Cash provided by discontinued operations	3,046	1,158

Net increase in cash	6,556	4,585
Cash at the beginning of the period	5,404	96

Cash at the end of the period	$11,960	$4,681

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 1, 2007 filed with the Securities and Exchange Commission.  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 30, 2008, and the results of its operations for the three- and nine-month periods ended March 30, 2008 and April 1, 2007 and its cash flows for the nine-months ended March 30, 2008 and April 1, 2007.  Results for the three- and nine-months ended March 30, 2008 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a 52-, 53-week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three- and nine-month periods ended March 30, 2008 and April 1, 2007 each contained 13 and 39 weeks respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company is required to adopt SFAS 157 effective June 30, 2008 and is currently evaluating the impact of adopting SFAS 157 on its future results of operations and financial condition.

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

2.                                       Discontinued Operations

The historical operating results of the power electronics business, which was divested in October 2006, as well as certain expenses incurred related to businesses the Company no longer owns, are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Net sales	$—	$—	$—	$53,545

Income (loss) from discontinued operations before interest and income taxes	$(642)	$(234)	$183	$(1,863)
Loss on sale of power electronics business	—	(420)	—	(420)
Interest expense, net	—	—	—	521
Provision for income taxes	—	—	—	431
Income (loss) from discontinued operations	$(642)	$(654)	$183	$(3,235)

Income (loss) from discontinued operations for the three-and nine-month periods ended March 30, 2008 includes net settlement gains of $2.9 million and $3.9 million respectively, reflecting cash receipts from the May 2007 agreement between the Company and Federal-Mogul Corporation, partially offset by current period legal fees (see Note 4 of Notes to Condensed Consolidated Financial Statements).  Income (loss) from discontinued operations also includes expenses of $3.5 million and $3.7 million for the three-and nine-month periods ended March 30, 2008 respectively related to businesses the Company no longer owns, comprised mainly of an increase of $3.2 million in the Company’s accrual for a patent arbitration award in both periods (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Loss from discontinued operations for the three- and nine-month periods ended April 1, 2007 includes $0.2 million and $0.5 million respectively for legal fees and other costs related to businesses the Company no longer owns.   Loss from discontinued operations for the nine months ended April 1, 2007 includes losses in the Company’s discontinued power electronics business of $2.3 million prior to its divestiture in October 2006.

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

During the third quarter of fiscal 2007 the Company and Power-One agreed upon the final purchase price adjustment related to the sale of the power electronics business.  As a result, the Company made a payment of $2.2 million to Power One, based upon changes in the tangible net worth of the business and certain indemnified liabilities.  The final settlement resulted in a loss on the sale of the power electronics business, net of amounts previously recorded, of $0.4 million.

The agreement with Power-One provides for indemnification by the Company for breaches of representations and warranties and other customary matters that the Company believes are typical for this type of transaction, including indemnification for certain tax, legal, environmental and warranty issues.  The condensed consolidated balance sheet as of March 30, 2008 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions of the purchase and sale agreement.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would also be recorded as a gain or loss on the sale of the business in discontinued operations.

3.                                       Inventories

Inventories at March 30, 2008 and July 1, 2007 consist of the following:

	March 30,	July 1,
	2008	2007
Raw materials and stock parts	$11,693	$11,046
Work-in-process	1,557	1,544
Finished goods	4,024	3,611
	$17,274	$16,201

4.                                       Commitments and Contingencies

Litigation—Patent Infringement

In April 1998, Ole K. Nilssen (“Nilssen”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. (“ULT”), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In April 2003, Nilssen’s lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November 2004 and a decision awarding Nilssen $23.4 million was issued in April 2005, to be paid within ten days of the award.  Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois (the “Court”), and Magnetek filed a counter-motion to vacate the award for a number of reasons, including that the award was fraudulently obtained.  Magnetek’s request for oral argument was granted and the hearing took place in October 2005.  In April 2008, the arbitration award was confirmed in a judgment entered by the Court.  The Company subsequently filed an appeal of the judgment.  An unfavorable decision in the appeal will result in payment of the award to Nilssen.  See Note 13 of Notes to Condensed Consolidated Financial Statements and Part II Other Information, Item 1 Legal Proceedings below for additional information.

In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement.  The case is now pending in the Middle District of Tennessee.  Nilssen voluntarily dismissed all but four of the patents from the lawsuit.  The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen’s patents.   The case against ULT has been stayed pending Nilssen’s appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuit against ULT.  The decision in such other case was affirmed by the appellate court in October 2007, and Nilssen’s petition for rehearing was denied in January 2008.  ULT requested a re-examination of the patents at issue by the Patent and Trademark Office (PTO) and the PTO recently rejected claims in all of the patents at issue in the lawsuit against ULT.  The ULT lawsuit was dismissed by consent judgment entered by the District Court on April 21, 2008.  See Part II Other Information, Item 1 Legal Proceedings below for additional information.

Litigation—Other

In November 2007, the Company learned that a lawsuit has been filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against the Company and Power-One Italy, S.p.A.  Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A.  Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $5.4 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in October 2006.  The Company’s reply brief was filed in March 2008.  The Company believes the claim is without merit and intends to vigorously defend against it.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers of the previously acquired businesses.  The Company has also filed late claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees for defense of these claims.  The Company and Federal-Mogul entered into a settlement agreement under which the Company is entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds.  The Company is entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases.  Federal-Mogul and the settlement trust have control over the collection process.  The settlement was subject to final approval of

Federal-Mogul’s Reorganization Plan, which was confirmed and approved by the Bankruptcy Court in December, 2007.  During the third quarter of fiscal 2008, the Company received funds aggregating $4.5 million from the settlement trust, of which $2.9 million and $3.9 million (cash receipts less current period legal fees) is included in income from discontinued operations in the three- and nine-month periods ended March 30, 2008.  The amount represents primarily the recovery of previously incurred legal fees for the defense of these asbestos-related lawsuits.  As the Federal-Mogul settlement trust receives additional funds based on any settlements with other insurers, Magnetek will be entitled to receive a percentage of those funds based on the terms described above.  Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies.  Federal-Mogul, the Company and other defendants filed responsive pleadings and motions to dismiss the case, and the court recently granted the motions to dismiss the declaratory judgment action.  Some of these insurers have appealed the dismissal.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the three- or nine-month periods ended March 30, 2008 or April 1, 2007.

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

In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The case was transferred to the Complex Litigation Division of the Court, which recently denied motions for summary judgment filed by the owner of the facility, The Sergy Company, LLC (“Sergy”), as well as the counter motion for summary judgment filed by the Company.  Sergy’s amended complaint alleges a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims against Sergy.  The case is in discovery.  The Connecticut Department of Environmental Protection (“DEP”) has requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site.  DEP requested additional information from the Company relating to site investigations and remediation and conducted an on-site inspection at the Bridgeport facility.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.                                       Comprehensive Income (Loss)

For the fiscal periods ended March 30, 2008 and April 1, 2007, comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Net income (loss)	$508	$(419)	$3,587	$(9,828)
Unrecognized pension liabilities	845	—	2,532	—
Currency translation adjustment	(141)	17	95	(170)
Comprehensive income (loss)	$1,212	$(402)	$6,214	$(9,998)

6.                                       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-months ended March 30, 2008 and April 1, 2007:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$1,150	$235	$3,404	$(6,593)
Income (loss) from discontinued operations	(642)	(654)	183	(3,235)
Net income (loss)	$508	$(419)	$3,587	$(9,828)

Denominator:
Weighted average shares for basic earnings per share	30,377	29,616	30,339	29,497
Add dilutive effect of stock options outstanding	130	653	174	—
Weighted average shares for diluted earnings per share	30,507	30,269	30,513	29,497

Basic and diluted:
Earnings (loss) per share from continuing operations	$0.04	$0.01	$0.11	$(0.22)
Earnings (loss) per share from discontinued operations	$(0.02)	$(0.02)	$0.01	$(0.11)
Net income (loss) per share	$0.02	$(0.01)	$0.12	$(0.33)

In addition to the options included in the dilutive effect above, the Company had outstanding options to purchase 3.8 million and 2.9 million shares of common stock for the three- and nine-months ended March 30, 2008, respectively, and outstanding options to purchase 4.2 million and 4.3 million shares of common stock for the three- and nine-month periods ended April 1, 2007, respectively.  These additional outstanding options have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.                                       Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine-month periods ended March 30, 2008 and April 1, 2007 were as follows:

	Nine Months Ended
	March 30,	April 1,
	2008	2007
Balance, beginning of fiscal year	$315	$430
Additions charged to earnings for product warranties	662	218
Use of reserve for warranty obligations	(536)	(313)
Balance, end of period	$441	$335

Warranty reserves are included in accrued liabilities in the condensed consolidated balance sheets.

8.             Restructuring Costs

As a result of the divestiture of the Company’s power electronics business in October 2006, the Company downsized and relocated its corporate office to Menomonee Falls, Wisconsin from Chatsworth, California.  The condensed consolidated statements of operations for the three- and nine-month periods ended April 1, 2007 include severance costs of $1.9 million related to downsizing the corporate office, of which $0.6 million is included in research and development expense and $1.3 million is included in selling, general and administrative expense.

9.             Pension Expense

For the three- and nine-month periods ended March 30, 2008 and April 1, 2007, pension expense related to the Company’s defined benefit pension plan consisted of the following:

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Interest cost	$2,606	$2,549	$7,821	$7,761
Expected return on plan assets	(3,405)	(3,321)	(10,213)	(8,626)
Recognized net actuarial losses	845	930	2,532	2,686

Total net pension expense	$46	$158	$140	$1,821

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Under funding regulations, current actuarial projections indicate the Company will be required to make contributions to the plan of approximately $11.0 million within the next 12 months, beginning in July 2008.  The Company made a contribution of $2.75 million in April 2008.

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

The Company’s provision for income taxes for each of the three- and nine-month periods ended March 30, 2008 and April 1, 2007 includes $225 and $675 of deferred income tax expense, respectively, related to the increase in the Company’s deferred tax liability as a result of the tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

The Company is currently evaluating whether ordinary transfers of the Company’s common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  If an ownership change has occurred, utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitation provisions provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could defer the utilization of loss carryforwards and credits, accelerate payment of federal income taxes, and could result in the expiration of a portion of the net operating loss carryforwards and credits before utilization.  An ownership change under Section 382 of the Internal Revenue Code would not have a material adverse effect on the Company’s results of operations or financial position, as the Company has provided a full valuation allowance against all of its deferred tax assets.

11.                                 Bank Borrowing Arrangements

In September 2005, the Company entered into an agreement with Wells Fargo Foothill, Inc. (“WFF”) providing for a $13 million revolving credit facility.  On November 6, 2007, based upon mutual agreement between the Company and WFF, the revolving credit agreement was terminated without penalty prior to its expiration date of December 31, 2007, and the Company entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are secured by the Company’s accounts receivable and inventory.  The Associated facility expires in November 2009 unless extended by the parties prior to that time.  There were no amounts outstanding under the Associated facility as of March 30, 2008.

12.                                 Acquisitions

On February 4, 2008, the Company purchased substantially all of the net assets, primarily accounts receivable, inventory and accounts payable, of Enrange LLC (“Enrange”) for cash of approximately $1.75 million, a deferred payment of $0.75 million due in February 2009 and contingent payments due over a three year period based on the future operating performance of the business under a negotiated earn-out schedule.  The minimum contingent payments due under the earn-out schedule are $0.2 million, while achievement of 100% of target performance would result in additional payments of $0.4 million over the three year period.  The excess of purchase price over the fair value of the net assets acquired, based on the initial purchase price allocation, was approximately $2.1 million and was recognized as goodwill.   Enrange manufactures radio remote controls for material handling and other industrial applications.  The operating results of Enrange have been included in the Company’s consolidated results effective as of the acquisition date.

13.                                 Subsequent Events

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, in April 1998, Ole K. Nilssen filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by Magnetek of seven of his patents pertaining to electronic ballast technology.  In April 2003, both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  The arbitration occurred in November 2004 and a decision awarding Nilssen $23.4 million was issued in April 2005.  In April 2008, the arbitration award was confirmed in a judgment entered by the United States District Court for the Northern District of Illinois.  The net amount due and unpaid on the award is $22.0 million.

The Company subsequently filed notice of its appeal of the judgment to the U.S. Court of Appeals for the Seventh Circuit.  A motion to stay execution of the judgment pending the appeal was filed by the Company and a stay was granted, pending the parties’ negotiations over use of a letter of credit to secure the judgment during the appeal.  Also subsequent to the judgment, Nilssen filed a petition in the District Court to amend the judgment to include interest for the period from the date of the arbitration award to the date of the judgment.  The Company intends to file a brief in opposition to Nilssen’s request for pre-judgment interest.  While Magnetek intends to oppose the interest award requested by Nilssen, the Company increased its accrual for the arbitration award by $3.2 million as of March 30, 2008.  The actual amount of interest awarded, if any, may be greater or less than the amount recorded by the Company.  The parties have agreed upon a letter of credit to secure payment of the judgment during the appeal process, and in May 2008, the Company arranged the issuance of a letter of credit in favor of Geo Foundation Ltd. in the amount of $22.3 million, representing the net amount unpaid on the award and one year of estimated post-judgment interest.  See Part II Other Information, Item 1 Legal Proceedings below for additional information.

As previously disclosed in the Company’s Form 8-K dated April 22, 2008, the Company has decided to pursue the divestiture of its telecom power systems (“TPS”) business after concluding that the Company’s best growth prospects lay in its core power control and systems product offerings.  The TPS business represented $16.0 million of the Company’s total sales of $103.8 million for fiscal 2007.  The net book value of the TPS business, comprised mainly of inventory, was approximately $3.2 million as of March 30, 2008.  The Company plans to complete the divestiture through a sale of the TPS business and related assets to a third party acquirer.  The Company is currently in the process of estimating the costs and charges that may be incurred in connection with the divestiture or exit of the TPS business.  The divestiture or exit is expected to be completed by the end of the first quarter of the Company’s 2009 fiscal year.  Beginning with the fourth quarter of the Company’s 2008 fiscal year, the Company will account for the TPS business as a discontinued operation.

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

Our telecom product offerings are focused on providing back-up power for wireless applications.  In April 2008, we announced our decision to divest our telecom power systems business after concluding that our best growth prospects lay in our core power control and systems businesses.  We believe we can better achieve our sales growth objectives by redirecting resources currently deployed in the TPS business to our product offerings in the material handling, elevator and energy delivery markets.  As a result, beginning with the fourth quarter of the fiscal 2008, we will account for the TPS business as a discontinued operation.

During fiscal year 2007, we completed the divestiture of our power electronics business, repaid all of our outstanding debt, and made a significant contribution to our defined benefit pension plan.  While we are a smaller company following the divestiture of our power electronics business, we are a leader in several of our served markets, our operations are centralized in North America and we believe we have several opportunities for sales growth in fiscal 2008 and 2009.

Our fiscal 2008 sales growth has been, and we believe our fiscal 2009 sales growth will be, dependent on successful introduction of new products for elevator and wind markets.  These products are gaining acceptance with customers in the marketplace, however, the rate of growth is slower than we previously expected.  In addition, we may experience a cyclical slowdown in the material handling market within the next 12 months.  Sales of material handling product offerings have comprised more than half of our sales in fiscal 2008.  Gross margins in our continuing operations have historically been in the range of upper 20%’s to 30% and we are targeting this level of gross margin going forward, however, gross margin for the remainder of fiscal 2008 may be negatively impacted by start up expenses related to production of new products.  In addition, we intend to focus on controlling operating expenses and, through utilization of our net operating loss carryforwards for tax purposes, we believe the majority of our reported operating profit can be realized as net income.

We intend to focus our development and marketing capabilities on internal sales growth opportunities across all product lines, with a near-term emphasis on energy efficient power products for alternative energy and elevator markets.  In addition, we believe that future increased profitability is dependent upon increased sales revenue and improvement in gross margins.  While we believe we can achieve sales growth through with existing product offerings and new product introductions, we may pursue selective external growth opportunities to enhance or expand our product offerings, market channels or technical resources.   Improvement in gross margins is mainly dependent upon a continuing economic expansion and successful cost reduction actions related to recent new elevator and wind inverter product offerings.

Continuing Operations

Sales in the third quarter of fiscal 2008 were $26.3 million, an increase of $3.0 million or 13% from sales of $23.3 million in the third quarter of fiscal 2007.  On a sequential basis, sales declined 9% from $29.0 million in the second quarter of fiscal 2008.  Despite an expected seasonal slowdown in demand from material handling customers in the third quarter, new quotation activity and new orders for material handling products remained strong.  In addition, we shipped 15 wind inverters during the third quarter of fiscal 2008 with a sales value of $1.8 million.

Gross profit of $6.8 million in the third quarter of fiscal 2008 was slightly lower than the same period in fiscal 2007, due mainly to lower sales of telecom products and shipments of our wind inverter product.  Our research and development (“R&D”) expense decreased slightly in the third quarter of fiscal 2008 compared to the second quarter of fiscal 2008.  We intend to continue to invest in R&D going forward, mainly in new product offerings for alternative energy applications and design modifications to reduce costs and enhance competitiveness of our products.  Third quarter fiscal 2008 selling, general and administrative (“SG&A”) expense was $4.8 million, comparable to our SG&A expense for the second quarter of fiscal 2008.  As a result, our continuing operations reported income from operations of $1.1 million.

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

Going forward, our discontinued operations will include the results of our telecom power systems business, as well as additional costs we may incur related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our power electronics business.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Results of Operations - Three Months Ended March 30, 2008 and April 1, 2007

Net Sales and Gross Profit

Net sales for the three months ended March 30, 2008 were $26.3 million, an increase of 13.0% from the three months ended April 1, 2007 sales of $23.3 million.  The increase was mainly due to higher sales of material handling products of $2.3 million, sales of wind inverters of $1.8 million, and higher sales of elevator products, partially offset by lower sales in our telecom and mining product lines.   Net sales by product line were as follows, in millions:

	Three Months Ended
	March 30, 2008		April 1, 2007
Material handling	$16.0	61%	$13.7	59%
Elevator motion control	5.4	21%	4.2	18%
Energy delivery	3.2	12%	1.7	7%
Telecom power	1.7	6%	3.7	16%

Total net sales	$26.3	100%	$23.3	100%

Gross profit for the three months ended March 30, 2008 was $6.8 million, or 25.9% of sales, versus $6.9 million, or 29.6% of sales, in the three months ended April 1, 2007.  The reduction in gross profit as a percentage of sales in the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 was due to lower sales volume in our telecom product line and unfavorable sales mix due to increased sales of lower margin wind inverters, partially offset by higher sales volume of material handling and elevator products.

Research and Development, Selling, General and Administrative

R&D expense was $0.8 million, or 3.2% of sales, for the three months ended March 30, 2008, a slight decrease from R&D expense of $0.9 million, or 3.9% of sales, for the three months ended April 1, 2007, due mainly to lower payroll-related expenses.

SG&A expense was $4.8 million, or 18.4% of sales, for the three months ended March 30, 2008 versus $5.6 million, or 24.1% of sales, for the three months ended April 1, 2007.  Selling expenses for the three months ended March 30, 2008 were $2.6 million, comparable to $2.6 million for the three months ended April 1, 2007.  General and administrative (“G&A”) expense was $2.2 million for the three months ended March 30, 2008 compared to $3.0 million for the three months ended April 1, 2007.  The decrease in G&A expense for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 is due to lower professional fees, mainly legal and audit, lower insurance premiums, lower pension expense, and reduced payroll costs.

Income from Operations

Income from operations for the three months ended March 30, 2008 was $1.1 million compared to income from operations of $0.4 million for the three months ended April 1, 2007.  The increase in income from operations for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 was mainly due to reduced operating expenses in the three months ended March 30, 2008.

Interest Income and Expense and Other Expense

Interest income was $0.2 million for the three months ended March 30, 2008.  Interest income was $0.4 million and interest expense was $0.1 million for the three months ended April 1, 2007.  The decrease in interest income for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 was mainly due to lower interest rates during the three months ended March 30, 2008.  Interest expense for the three months ended April 1, 2007 was comprised mainly of deferred financing amortization.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million for the three months ended March 30, 2008 and $0.3 million for the three months ended April 1, 2007.  The provision in both periods was mainly due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and, to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income from Continuing Operations

We recorded income from continuing operations of $1.2 million for the three months ended March 30, 2008, or $0.04 per share on both a basic and diluted basis, compared to income from continuing operations of $0.2 million for the three months ended April 1, 2007, or a $0.01 per share on both a basic and diluted basis.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended March 30, 2008 was $0.6 million, or a $0.02 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.7 million, or a $0.02 loss per share on both a basic and diluted basis, for the three months ended April 1, 2007.  Loss from discontinued operations for the three months ended March 30, 2008 includes $3.5 million of expenses related to previously divested businesses, comprised mainly of a charge of $3.2 million to increase our accrual for a patent arbitration award (see Note 13 of Notes to Condensed Consolidated Financial Statements), partially offset by a net a settlement gain of $2.9 million from a previous agreement with Federal-Mogul (see Note 4 of Notes to Condensed Consolidated Financial Statements).  Loss from discontinued operations in the three months ended April 1, 2007 was comprised mainly of a loss on the sale of our power electronics business of $0.4 million and expenses related to previously divested businesses of $0.3 million.

Net Income (Loss)

Our net income was $0.5 million for the three months ended March 30, 2008, or $0.02 earnings per share on both a basic and diluted basis, compared to a net loss of $0.4 million for the three months ended April 1, 2007, or a $0.01 loss per share on both a basic and diluted basis.

Results of Operations - Nine Months Ended March 30, 2008 and April 1, 2007

Net Sales and Gross Profit

Net sales for the nine months ended March 30, 2008 were $81.4 million, an increase of 5.9% from the nine months ended April 1, 2007 sales of $76.8 million.  The increase was mainly due to higher sales of material handling products of $6.1 million and wind inverters of $3.7 million, partially offset by lower sales of telecom power products.  Net sales by product line were as follows, in millions:

	Nine Months Ended
	March 30, 2008		April 1, 2007
Material handling	$51.3	63%	$45.2	59%
Elevator motion control	14.1	17%	14.2	18%
Energy systems	7.4	9%	5.4	7%
Telecom power systems	8.6	11%	12.0	16%

Total net sales	$81.4	100%	$76.8	100%

Gross profit for the nine months ended March 30, 2008 was $21.3 million, or 26.1% of sales, versus $21.4 million, or 27.8% of sales, for the nine months ended April 1, 2007.  The reduction in gross profit as a percentage of sales for the nine months ended March 30, 2008 as compared to the nine months ended April 1, 2007 was due to lower sales volume in our telecom product line, unfavorable sales mix due to higher sales of lower margin wind inverters, and start-up costs and manufacturing variances related to ramp up of production of our wind inverter products, partially offset by higher sales volume of material handling products and the absence of telecom restructuring costs for the nine months ended March 30, 2008.  Gross profit for the nine months ended April 1, 2007 includes restructuring costs of $0.9 million related to the relocation of our telecom manufacturing operations.

Research and Development, Selling, General and Administrative

R&D expense was $2.6 million, or 3.2% of sales, for the nine months ended March 30, 2008, compared to R&D expense of $3.7 million, or 4.8% of sales, for the nine months ended April 1, 2007.  R&D expense for the nine months ended March 30, 2008 reflects lower payroll costs, mainly due to the elimination of our corporate R&D function.    R&D expense for the nine months ended April 1, 2007 includes $0.6 million in severance expense.

SG&A expense was $15.1 million (18.6% of sales) for the nine months ended March 30, 2008 versus $22.2 million (28.9% of sales) for the nine months ended April 1, 2007.  Selling expenses for the nine months ended March 30, 2008 were $8.4 million, an increase of $0.4 million compared to $8.0 million for the nine months ended April 1, 2007, due to higher volume related commissions.  G&A expense was $6.7 million for the nine months ended March 30, 2008 compared to $14.2 million for the nine months ended April 1, 2007, due to lower pension expense of $1.8 million, lower payroll-related costs due to corporate staff reductions of $1.4 million, and lower professional fees.  In addition, G&A expense for the nine months ended April 1, 2007 includes a stock-based compensation charge of $1.1 million and $1.3 million in severance costs (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Operations

Our income from operations for the nine months ended March 30, 2008 was $3.5 million compared to a loss from operations of $4.5 million for the nine months ended April 1, 2007.  The increase in income from operations for the nine months ended March 30, 2008 as compared to the nine months ended April 1, 2007 was mainly due to reductions in operating expenses and the absence of restructuring and relocation costs for the nine months ended March 30, 2008.

Interest Income and Expense and Other Expense

Interest income was $0.9 million and interest expense was $0.3 million for the nine months ended March 30, 2008.  Interest income was $1.6 million and interest expense was $2.3 million for the nine months ended April 1, 2007.  The decrease in interest income for the nine months ended March 30, 2008 as compared to the nine months ended April 1, 2007 was due to higher cash balances held in short-term investments during November and December 2006 and $0.3 million in interest income related to a previous tax settlement in the nine months ended April 1, 2007.

The decrease in interest expense for the nine months ended March 30, 2008 as compared to the nine months ended April 1, 2007 was due to the repayment of all of our debt following the divestiture of the power electronics business in October 2006.  Interest expense for the nine months ended March 30, 2008 is comprised mainly of deferred financing amortization.  Interest expense for the nine months ended April 1, 2007 includes the write-off of deferred financing assets of $0.7 million from the early retirement of debt.

Other expense for the nine months ended April 1, 2007 includes a prepayment penalty of $0.3 million from the early retirement of debt.

Provision for Income Taxes

We recorded an income tax provision of $0.7 million for the nine months ended March 30, 2008.  Despite the pretax loss of $5.6 million for the nine months ended April 1, 2007, we recorded a tax provision of $1.0 million for that period.  The provision in both periods was mainly due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and, to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $3.4 million for the nine months ended March 30, 2008, or $0.11 earnings per share on both a basic and diluted basis, compared to a loss from continuing operations of $6.6 million for the nine months ended April 1, 2007, or a $0.22 loss per share on both a basic and diluted basis.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the nine months ended March 30, 2008 was $0.2 million, or $0.01 per share on both a basic and diluted basis, compared to a loss from discontinued operations of $3.2 million, or a $0.11 loss per share on both a basic and diluted basis, for the nine months ended April 1, 2007.  Income from discontinued operations for the nine months ended March 30, 2008 includes a net settlement gain of $3.9 million from a previous agreement with Federal-Mogul (see Note 4 of Notes to Condensed Consolidated Financial Statements), partially offset by $3.7 million of expenses related to previously divested businesses, comprised mainly of a charge of $3.2 million to increase our accrual for a patent arbitration award (see Note 13 of Notes to Condensed Consolidated Financial Statements).  Loss from discontinued operations for the nine months ended April 1, 2007 was comprised mainly of losses in our discontinued power electronics business of $2.3 million (prior to its divestiture in October 2006), a loss on the sale of the business of $0.4 million, and expenses related to previously divested businesses of $0.5 million.

Net Income (Loss)

Our net income was $3.6 million for the nine months ended March 30, 2008, or $0.12 per share, basic and diluted, compared to a net loss of $9.8 million for the nine months ended April 1, 2007, or a $0.33 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, increased $5.9 million during the nine months ended March 30, 2008, from $28.3 million at July 1, 2007 to $34.2 million at March 30, 2008.  Restricted cash as of March 30, 2008 was $22.3 million.  During the nine months ended March 30, 2008, our accounts receivable decreased by $2.1 million; however, our inventories increased $1.1 million, mainly related to increased purchases of inventory for wind inverters, and accounts payable and accrued liabilities decreased $2.6 million, mainly due to a decrease in our unearned revenue balance, incentive compensation payments made in September 2007, and settlement of certain indemnification claims related to the divestiture of our power electronics business.  Our capital expenditures for the nine months ended March 30, 2008 were $1.0 million and while we may make further investments to increase capacity for and improve efficiency in the production of wind inverters, we do not anticipate capital expenditures in fiscal 2008 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In the third quarter of fiscal 2008, we received total payments of $4.5 million from a Federal-Mogul insurance settlement trust under a previously negotiated agreement with Federal-Mogul.  The amount represents primarily the recovery of previously incurred legal fees for the defense of certain asbestos-related lawsuits (see Note 4 of Notes to Condensed Consolidated Financial Statements).

On February 4, 2008, we purchased substantially all of the assets of Enrange LLC (“Enrange”), for cash of approximately $1.75 million, a deferred payment of $0.75 million due in February 2009, and contingent payments payable over a three year period based on the future operating performance of the business under a negotiated earn-out schedule (see Note 12 of Notes to Condensed Consolidated Financial Statements).

On November 6, 2007, based upon mutual agreement between us and Wells Fargo Foothill, Inc. (“WFF”), our amended revolving credit agreement with WFF was terminated without penalty prior to its expiration date of December 31, 2007, and we entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate

(“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are secured by our accounts receivable and inventory.  The Associated facility expires in November 2009 unless renewed by the parties prior to that time.  There were no amounts outstanding under the Associated facility and the Company is in compliance with debt covenants as of March 30, 2008.

Primarily as a result of the decline in interest rates over the past several years, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We used a portion of the proceeds from the divestiture of our power electronics business to contribute $30.0 million to our pension plan in December 2006.  Under funding regulations, actuarial projections as of December 2007 indicate that we will be required to make quarterly contributions to the plan aggregating approximately $11.0 million within the next 12 months, beginning in July 2008.  We made a contribution of $2.75 million in April 2008 funded by existing cash on hand.  Required contributions beyond the next 12 months will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan, and could still be significant.

We are subject to certain potential environmental and legal liabilities associated primarily with past divestitures (see Note 4 of Notes to Condensed Consolidated Financial Statements).   In the fourth quarter of fiscal 2005, a decision was rendered in a patent infringement arbitration proceeding brought against us by Ole K. Nilssen.  In settlement of pending litigation, we agreed to submit the matter to binding arbitration, and in April 2005, the arbitrator awarded damages to Mr. Nilssen of $23.4 million, to be paid within ten days of the award.  Mr. Nilssen’s counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois, and we filed a counter-motion to vacate the award on grounds that it was fraudulently obtained.  Our request for oral argument was granted and the hearing was held in October 2005.  In April 2008, the arbitration award was confirmed in a judgment entered by the United States District Court for the Northern District of Illinois.  The net amount due and unpaid on the award is $22.0 million.  We subsequently filed notice of our appeal of the judgment to the U.S. Court of Appeals for the Seventh Circuit.  The parties have agreed upon a letter of credit to secure payment of the judgment during the appeal process, and in May 2008, we arranged the issuance of a letter of credit in favor of Geo Foundation Ltd. in the amount of $22.3 million.  An unfavorable decision in the appeal will result in payment of the award to Nilssen.  See Part II Other Information, Item 1 Legal Proceedings below for additional information.

We did not have any off-balance sheet arrangements or variable interest entities as of March 30, 2008.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the year ended July 1, 2007.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at March 30, 2008 or April 1, 2007.

Item 4 — Controls and Procedures

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 30, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Attached as exhibits to this Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934.  The information in this “Controls and Procedures” section relates to the evaluation conducted by such officers that is referred to in the attached certifications, and it should be read in conjunction with the attached certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Information about our legal proceedings is contained in Part II, Item 3, Legal Proceedings, Part I, Environmental Matters, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007, which is incorporated herein by reference, and in Note 4 and Note 13 of the Notes to Condensed Consolidated Financial Statements contained in the Quarterly Reports on Form 10-Q for the first and second quarters of fiscal year 2008. Except as reported in the paragraphs below, there have been no material developments with respect to these matters during the quarter ended March 31, 2008.

As previously reported by Magnetek, in April 1998, Ole K. Nilssen (“Nilssen”) filed a lawsuit in the U.S. District Court for the Northern District of Illinois (the “District Court”) alleging infringement by Magnetek of seven of his patents pertaining to electronic ballast technology.  In April 2003, both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background.  The arbitration occurred in November 2004 and a decision awarding Nilssen $23.4 million was issued in April 2005.  Nilssen filed a motion to enter the award in the District Court, and the Company filed a counter-motion to vacate the award.  Oral argument took place at a hearing in October 2005.  In April 2008, the arbitration award was confirmed in a judgment entered by the District Court.  The net amount due and unpaid on the award is $22.0 million.  The Company subsequently filed notice of its appeal of the judgment to the U.S. Court of Appeals for the Seventh Circuit.  A motion to stay execution of the judgment pending the appeal was filed by the Company, and a stay was granted pending the parties’ negotiations over use of a letter of credit to secure the judgment during the appeal.  Also subsequent to the judgment, Nilssen filed a petition in the District Court to amend the judgment to include interest for the period from the date of the arbitration award to the date of the judgment.  The Company intends to file a brief in opposition to Nilssen’s request for pre-judgment interest.  The parties have agreed upon a letter of credit to secure payment of the judgment during the appeal process, and in May 2008, the Company arranged the issuance of a letter of credit in favor of Geo Foundation Ltd. in the amount of $22.3 million.

As previously reported by the Company, Nilssen filed a second lawsuit alleging patent infringement against Universal Lighting Technologies, Inc. (“ULT”), the company which purchased Magnetek’s lighting business in February 2003.  Magnetek accepted a claim for indemnification from ULT subject to the limitations set forth in the sale agreement.  The case was pending in the U.S. District Court for the Middle District of Tennessee (the “TN District Court”), but was stayed pending Nilssen’s appeal of an unfavorable decision against him in another case.  The unfavorable decision against Nilssen in the other case was upheld on appeal, and another unfavorable decision was entered against Nilssen in a second case pending in the District Court.  Nilssen and Magnetek entered into a consent judgment for dismissal of the ULT case on collateral estoppel grounds based on the unfavorable decisions in the other two cases.  The TN District Court entered the consent judgment on April 21, 2008.  The consent judgment is without prejudice to Nilssen’s right to bring a motion to set aside the judgment if the patent unenforceability determinations in either of the other two cases is vacated or reversed.  The consent judgment is also without prejudice to ULT’s rights to seek taxation of costs and to bring a motion for attorney’s fees as the prevailing party.

Item 1A — Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended July 1, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) during our third fiscal quarter ended March 30, 2008.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

(a)                                  Index to Exhibits

3.1                        Magnetek, Inc. Amended and Restated Bylaws **

10.1                  Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn ***

31.1                  Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2                  Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*              Filed with this Report on Form 10-Q.

**           Incorporated by reference to Current Report on Form 8-K of the Company filed March 31, 2008.

***         Incorporated by reference to Current Report on Form 8-K of the Company filed February 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: May 9, 2008	/s/ David P. Reiland
David P. Reiland
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: May 9, 2008	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)