Form 10-K
period 2008-06-29
MAGNETEK, INC.
filed 2008-08-29
CIK 751085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10233

MAGNETEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3917584 (I.R.S. Employer Identification No.)
N49 W13650 Campbell Drive Menomonee Falls, Wisconsin (Address of Principal Executive Offices)	53051 (Zip Code)
Registrant's telephone number, including area code: (262) 783-3500

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $4.17 per share as reported by the New York Stock Exchange, on December 28, 2007 (the last business day of the Company's most recently completed second fiscal quarter), was $125,911,490. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's Common Stock, as of August 13, 2008, was 30,620,436 shares.

 DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 29, 2008, are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 29, 2008

        The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30. Fiscal years 2008, 2007 and 2006 each contained 52 weeks.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including documents incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "estimate", "anticipate", "intend", "may", "might", "will", "would", "could", "project" and "predict", or similar words and phrases generally identify forward-looking statements. Forward-looking statements contained or incorporated by reference in this document, including those set forth in the sections of this Annual Report on Form 10-K in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Item 1 entitled "Business" include, but are not limited to, statements regarding our plans, objectives, goals, strategies, future events, future sales or performance, projections of revenues, income or loss, capital expenditures, plans for future operations, products or services, legal issues, financing needs or expectations, and other information that is not historical information, as well as assumptions relating to the foregoing. All forward-looking statements are based upon our current expectations, beliefs, projections and assumptions.

        Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond the control of the Company and which cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include, but are not limited to, economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in electronics, industrial equipment and energy markets, international sales and operations, dependence on major customers, increased material costs, risks and costs associated with acquisitions, litigation and environmental matters and the risk that the Company's ultimate costs of doing business exceed present estimates. A discussion of these and other specific risks is included below in Item 1A. under the heading "Risk Factors." Forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. The Company does not have an obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

ITEM 1.    BUSINESS

General

        Magnetek, Inc. ("Magnetek," "the Company," "we," or "us") is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and energy delivery applications. Our products are sold directly or through manufacturers' representatives to original equipment manufacturers ("OEMs") for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes. We operate in a single segment, Digital Power Control Systems. Magnetek was founded in July 1984 and is listed on the New York Stock Exchange (NYSE: MAG).

        Magnetek's systems consist primarily of programmable motion control and power conditioning systems used in the following applications: overhead cranes and hoists; elevators; coal mining equipment; and alternative energy sources. We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, the location of our headquarters.

        During fiscal 2006, we conducted an evaluation of cash raising alternatives intended to enable us to address pending debt repayment and pension obligations, as well as provide funds for future growth initiatives. As a result, we divested our power electronics business in October 2006. We used the net cash proceeds from the sale of the business to repay all outstanding debt and make a $30 million contribution to our defined benefit pension plan. Following the divestiture, we relocated our corporate headquarters from Chatsworth, California to Menomonee Falls, Wisconsin, which resulted in a reduction in corporate administrative expenses.

        During fiscal 2008, we concluded that our best growth prospects lay in our core power control and systems businesses, and we decided to divest our telecom power systems ("TPS") business. We believe we can better achieve our sales growth objectives by redirecting resources currently deployed in the TPS business to our product offerings in the material handling and elevator markets, where we believe we are a market leader, and energy delivery markets, which we believe offer greater prospects for sales growth.

Product Offerings

        Magnetek is a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in industries such as: aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, work boats, locomotive yards, and heavy movable structures. Our material handling products include drive systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to original equipment manufacturers of overhead cranes and hoists. We have a significant market share in North America in alternating current ("AC") control systems and see revenue growth opportunities in direct current ("DC") control systems for retrofit applications and in wireless remote controls.

        Magnetek also designs, builds, sells, and supports elevator application specific drive products and is recognized as a leader for DC high performance elevator drives, as well as AC drives for low and high performance traction elevators. Our elevator product offerings are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications. Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators for both new and retrofit projects. Magnetek elevator drives currently operate in many of the most recognizable high-rise buildings in the world. We believe opportunities for growth exist in available elevator markets through the introduction of new energy-saving product offerings; expanding the breadth of available product offerings to include competitive low-end products for lower performance AC applications; and using new product offerings to expand geographically.

        Magnetek's energy delivery product offerings include power inverters for fuel cells, solar panels and wind turbines, which deliver AC power from these energy sources to the utility power grid. We believe there are revenue growth opportunities in the wind and solar markets which are growing very rapidly in North America as these renewable sources of power become increasingly competitive from a cost standpoint with more traditional methods of power generation. We also provide drives for underground coal mining equipment.

        We intend to continue to build on our competitive strengths in established material handling and elevator markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing and emerging markets for digital power-based systems, such as alternative energy.

Seasonality

        Our power systems for material handling applications currently represent nearly 70% of our annual revenues. Sales of these products tend to follow capital budgeting and spending patterns of the customer base. As a result, our revenues are generally strongest in the second and fourth fiscal quarters, with relatively lower revenues in the first and third fiscal quarters.

Backlog

        Our backlog as of the end of fiscal 2008 was $17.1 million versus $17.3 million at the end of fiscal 2007. The decrease in backlog is primarily due to shipments of more than $5 million of wind inverters during fiscal 2008 without replacement orders, partially offset by an increase in our backlog of material handling and mining products of $4 million. We expect most of the orders in our backlog to be filled during the first half of fiscal 2009.

Competition

        Our primary competitors during fiscal 2008 included: Control Techniques; KCI/Konecranes, OMRON, Yaskawa, Fronius, SMA, SatCon Technology, Semikron, Telemics and Xantrex. Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than us.

Competitive Strengths

        We believe that we benefit most from competitive advantages in the following areas:

         Technological Capabilities and Industry Expertise.    We emphasize and leverage our ability to provide custom-designed and customized solutions for power and motion control applications through digital power-electronic technology. Our technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors and software algorithms in the development of "smart" power products.

         Customer Relationships.    We have established long-term relationships with major manufacturers of cranes and hoists, elevators and mining equipment, among others. We believe that these relationships have resulted from our reliability and responsiveness, readiness to meet special customer requirements based on innovative technology and application expertise, and the quality and performance of our products.

         Product Breadth and Systems Sales Channels.    Magnetek provides a variety of products in each of its major product lines. For material handling customers, Magnetek serves as a one-stop-source providing a full range of crane controls as well as subsystems including radio controls, brakes and electrification products. We believe that Magnetek's well established network of "Electromotive Systems™" dealers and key OEM customers constitute a significant competitive advantage in the North American material handling marketplace.

Competitive Weaknesses

        We consider our primary competitive weaknesses to be our limited size and financial resources. Based upon current plans and business conditions, we believe that available cash and short-term investments, borrowing capacity under our revolving credit facility, and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other commitments over the next 12 months. However, some of our competitors have substantially greater financial resources than us.

Suppliers and Raw Materials

        Virtually all materials and components that we purchase are available from multiple suppliers. During fiscal 2008, raw material purchases accounted for approximately 73% of our cost of sales. Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses. We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

        Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers' specific needs. Total research and development expenditures were approximately $3.2 million, $4.2 million and $4.1 million for our 2008, 2007 and 2006 fiscal years, respectively.

Intellectual Property

        Magnetek holds numerous patents, trademarks and copyrights, and we believe that we hold or license all of the patent, trademark, copyright and other intellectual property rights necessary to conduct our business. We generally rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products. There can be no assurance that any of our patents, trademarks or other intellectual property rights will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending patent applications filed by us, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek's technology. Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States. Although we believe the protection afforded by our patents, patent applications, trademarks and copyrights have value, Magnetek's future success will depend primarily on the innovative skills, technological expertise, research and development and management capabilities of our employees rather than on patent, copyright, and trademark protection.

International Operations

        International sales accounted for 11% of our net sales in fiscal 2008. We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S. For our 2008, 2007 and 2006 fiscal years, revenues derived from domestic sales were $88.8 million, $75.6 million and $67.1 million, respectively, and revenues derived from international sales were $11.2 million, $12.1 million and $16.0 million, respectively. We hold assets in the U.S., Canada and the United Kingdom totaling $91.5 million, of which $7.4 million are held in Canada and $1.7 million are in the United Kingdom.

Employee Relations

        As of August 1, 2008, we had approximately 230 salaried employees and approximately 130 hourly employees, none of whom were covered by collective bargaining agreements with unions. We believe that our relationships with our employees are favorable.

Available Information

        Our Internet address is www.magnetek.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports that are filed by the

Company with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at or through our website.

Environmental Matters

        From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal years 2008, 2007 or 2006.

        We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2008, 2007 or 2006. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

        For a discussion of environmental-related litigation matters in which we are engaged, please refer to Item 3—"Legal Proceedings" of this Annual Report on Form 10-K.

Supplemental Information-Executive Officers of the Company

        The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
David P. Reiland	54	President and Chief Executive Officer
Peter M. McCormick	48	Executive Vice President and Chief Operating Officer
Marty J. Schwenner	47	Vice President and Chief Financial Officer
Ryan D. Gile	39	Vice President, Controller
Jolene L. Shellman	61	Vice President Legal Affairs and Corporate Secretary

        David Reiland has been President and Chief Executive Officer of Magnetek since November 2006. Prior to that, Mr. Reiland served as an Executive Vice President of the Company and was its Chief Financial Officer since 1988. Mr. Reiland has also served as the Controller of the Company from 1986 until 1993 and as Vice President, Finance from 1987 to 1989. Mr. Reiland is a Certified Public Accountant.

        Peter McCormick has been Chief Operating Officer of Magnetek since November 2006 and has been the Executive Vice President responsible for the Company's Power Control Systems Group since 2002. Prior to that, he served as the President of the Company's Industrial Controls Group from 1999 until 2002. Since joining the Company in 1996, Mr. McCormick has also served as the Vice President of Operations for the drives group from 1998 until 1999 and as Vice President of the custom products business group from 1996 until 1998.

        Marty Schwenner has been Chief Financial Officer of Magnetek since November 2006. Mr. Schwenner has served as a Vice President of the Company since 2003 and was Controller of the Company from 2002 until November 2006. Mr. Schwenner was Vice President of Finance for the Power

Electronics Group from 1998 until 2002. Mr. Schwenner also served as the Chief Financial Officer of the Company's European Operations from 1992 to 1998 and as Internal Audit Manager from 1991 until 1992. Mr. Schwenner joined Magnetek as an Internal Auditor in 1989. Mr. Schwenner is a Certified Public Accountant and a Certified Internal Auditor.

        Ryan Gile has been Vice President and Controller of Magnetek since November 2006. Prior to that, Mr. Gile had served as Magnetek's Vice President of Finance and Business Systems for the Company's Power Control Systems Group since 2002. Before joining Magnetek, Mr. Gile was a Finance Manager at Rockwell Automation since 1995 and was also a Financial Auditor and Tax Associate at Coopers & Lybrand LLP. Mr. Gile is a Certified Public Accountant.

        Jolene Shellman has been Vice President Legal Affairs and Corporate Secretary of Magnetek since January 2007. Prior to joining Magnetek, Ms. Shellman was an attorney with Varnum, Riddering, Schmidt & Howlett LLP in its Milwaukee, WI office from 1997 until 2006, and she was self employed as a contract attorney from March 2006 until she joined the Company. From 1979 until 1997, she was Assistant General Counsel and Assistant Secretary at A.O. Smith Corporation and Assistant General Counsel with Tower Automotive, Inc. after it acquired A.O. Smith's automotive business. She also was House Counsel and Assistant Secretary at Mutual Savings and Loan Association from 1975 to 1979.

ITEM 1A.    RISK FACTORS

        Our future results of operations and the other forward-looking statements contained in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," involve a number of risks and uncertainties. In particular, the statements regarding future goals and strategies, new product introductions, penetration of new markets, projections of sales revenues, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

        A number of other factors could cause our actual results to differ materially from our expectations. We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes. The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations. We believe that the most significant potential risk factors that could adversely impact us are the following:

Economic Conditions and Demand for our Products

        Demand for our products, which impacts our revenue and gross profit, is affected by general business and economic conditions. Demand for our products is also impacted by changes in customer order patterns, such as changes in inventory levels maintained by customers and the timing of customer purchases. If demand in certain of our served markets deteriorates in subsequent periods, our operating results could be adversely affected and operating losses could occur.

Competitive Industry

        We operate in a competitive industry characterized by periodic changes in technology, product demand, prices and lead times. Our future profitability depends on our ability to successfully identify and react to these changing trends. Specifically, achievement of our sales and profit goals is dependent in part upon our ability to successfully anticipate product demand, to introduce quality products to meet that demand in a timely manner at competitive prices, to gain acceptance of our products in the marketplace, to achieve cost reductions during the product life cycle and to adapt our existing product platforms in the event of changes in technology. Failure to do so could result in low returns on investment in new products and technologies, a loss of competitive position relative to our peers, obsolete products and technologies, and an adverse impact on our operating results. In addition, price erosion in response to competition in our served markets could have a material impact on our financial position or results of operations.

Dependence on New Products

        Our expected growth in sales and profits is in part dependent upon the successful introduction of new products for the elevator and alternative energy markets, acceptance of these new products by customers in those markets, and successful cost reduction efforts related to new products. Any delay in introduction of new products, customer acceptance of new products, or cost reduction actions could have an adverse impact on our financial position or results of operations.

Dependence on Customers and Credit Risk

        We rely on several large customers for a significant portion of our sales. While we have taken actions to diversify our customer base, sales to our top three customers represented approximately 19% of our net sales in fiscal 2008, and we have one customer whose purchases represented 10% of our net sales in fiscal 2008. The loss of any such customers or significant decreases in any such customers' levels of purchases could have an adverse effect on our business. In addition, we are exposed to the credit risk of our customers, including risk of bankruptcy, and are subject to losses from uncollectible accounts receivable. If the financial condition of any of our customers deteriorates and impairs their ability to make payments, we could incur future write-offs of accounts receivable that could have a material impact on our financial position, results of operations or cash flows.

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

Competitive Size

        We compete with crane and hoist drive manufacturers and drive system integrators, elevator drive manufacturers and control system integrators, mining machinery drive builders, and power inverter builders. The total number of such enterprises with whom we compete directly is believed to be fewer than 100. However, certain of our competitors are significantly larger and have substantially greater resources than we do, and some are global in scope, whereas we currently compete primarily in the North American market.

Changes in Technology and Intellectual Property

        We believe that our intellectual property is equal or superior to our competitors' and we do not know of any new technologies that could cause a shift away from digital power-electronic solutions. However, major advancements in digital power-electronic technologies by competitors or the advent of technologies obviating digital power-electronic solutions could have an adverse effect on our financial position or results of operations.

        Our future success depends in part on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. In addition, we could be adversely affected financially should we be judged to have infringed upon the intellectual property of others.

Pension Funding Obligations

        Current actuarial estimates indicate that we will be required to make significant contributions to our defined benefit pension plan. Based upon current projections of the required contribution amounts, our operating results and our financial position, we believe that existing cash balances, amounts available under our revolving credit facility, and cash generated from operations will be sufficient to make all required pension contributions. However, if actual future required contributions or operating results differ significantly from current projections, we may be required to seek additional sources of cash to fund required contributions under our pension plan.

Legal and Environmental Issues

        Our results of operations could be adversely impacted by pending and future litigation, including claims related to, but not limited to, product liability, patent infringement, contracts, employment and labor issues, personal injury and property damage, including damage to the environment.

        In some cases, we have agreed to provide indemnification against legal and environmental liabilities and potential liabilities associated with operations that we have divested, including certain motor, generator, lighting ballast, transformer, drive and power supply manufacturing operations. If we are required to make payments under such indemnification obligations, such payments could have a material adverse impact on our financial position, results of operations or cash flows. Further, we have been indemnified against potential legal and environmental liabilities and potential liabilities associated with operations that we have acquired, including lighting ballast, transformer, capacitor and crane brake manufacturing operations that were subsequently divested. If not borne by the indemnifiers, such liabilities, if any, could be borne by us and have an adverse effect on our financial position or results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Magnetek's headquarters and each of our manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2014	155,000	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2011	18,000	Power control systems manufacturing
Pittsburgh, Pennsylvania	2009	9,000	Power control systems manufacturing
Canonsburg, Pennsylvania	2012	5,000	Power control systems manufacturing

        We believe our facilities are in satisfactory condition and are adequate for our continuing operations.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved from time to time in legal actions for product liability and other matters that arise in the ordinary course of our business. We are also involved in legal actions associated with our discontinued business operations, including product liability, asbestos-related liability, patent matters, and environmental proceedings relating to cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. It is not possible to predict with certainty the outcome of any of these unresolved legal actions or proceedings or the range of possible loss or recovery. A more detailed discussion of these matters appears in Note 11 of the Notes to Consolidated Financial Statements, including a discussion of whether or not these unresolved matters will have a material impact on our financial position or results of operations.

Litigation—Product Liability

        We are involved in a product liability lawsuit related to the Telemotive Industrial Controls business we acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. ("MXT"). The lawsuit was initially filed by Robert Redman in Cook County, Illinois in 1998 against MXT and other defendants, but now is pending only against MXT and Electromotive Systems, Inc., a non-affiliated third party. The claim pre-dated the acquisition and was tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims, and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights. The lawsuit seeks damages for personal injuries allegedly incurred by Mr. Redman due to an allegedly defective radio control product manufactured by MXT. We believe that the insurers will bear all liability, if any, with respect to the case and that the proceeding will not have a material adverse effect on our results of operations or financial position.

        In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against Magnetek and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business (a business that we acquired in December 2002) contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to our insurance carrier and legal counsel has been retained to represent us. Plaintiff's claim for damages is unknown at this time, but we believe that our insurers will bear all liability in excess of deductible amounts for the claim, if any.

        We have been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations we previously acquired, but which we no longer own. During our ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, we are either contractually indemnified against liability for asbestos-related claims or believe that we have no liability for such claims. We aggressively seek dismissal from these proceedings, and have also tendered the defense of these cases to the insurers of the previously acquired businesses. As previously disclosed, we entered into a settlement agreement in May 2007 with Federal-Mogul Corporation and Federal-Mogul Products, Inc. (collectively, "Federal-Mogul") under which we are entitled to receive amounts up to a maximum of $5.5 million from a settlement trust established under Federal-Mogul's bankruptcy reorganization plan and funded by insurance proceeds. In May 2007, several insurance carriers filed a declaratory judgment action in the Supreme Court of the State of New York, County of New York, relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies. Defendants Federal-Mogul, Cooper Industries LLC and Magnetek filed responsive pleadings and motions relating to the action, and the court recently granted the motions to stay such action. Some of these insurers have appealed such ruling.

Litigation—Patent Infringement and Related Proceedings

        In April 1998, Ole K. Nilssen ("Nilssen") filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging we infringed upon seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude us from making, using or selling products allegedly infringing his patents. We denied that our products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that our products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In April 2003, Nilssen's lawsuit and the counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November 2004 and a decision awarding Nilssen $23.4 million was issued on April 29, 2005, to be paid within ten days of the award. Nilssen's counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois (the "Court"), and we filed a counter-motion to vacate the award for a number of reasons, including that the award was fraudulently obtained. Our request for oral argument was granted and the hearing took place on October 19, 2005. In April 2008, the arbitration award was confirmed in a judgment entered by the Court; the net amount due and unpaid on the arbitration award was $22 million. We subsequently filed an appeal of the judgment with the Court of Appeals for the Seventh Circuit In connection with the appeal, we filed a motion to stay enforcement of the judgment and posted a letter of credit to secure the judgment pending the appeal. Nilssen filed a motion for modification of the judgment to include post-award pre-judgment interest in the amount of $5.9 million, which we opposed. As previously disclosed, in June 2008 we entered into a settlement agreement with Nilssen and Geo Foundation, Ltd ("Geo") to settle the arbitration award. Under the terms of the settlement agreement, we paid $18.8 million in full satisfaction of the claims that Nilssen and/or Geo had to the unpaid balance of the arbitration award as well as claims for post-award pre-judgment interest and post-judgment interest. In connection with the settlement, our appeal was dismissed and Nilssen's motion for modification of the judgment was withdrawn.

        On August 14, 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP ("K&E") (Magnetek, Inc. vs. Kirkland & Ellis, LLP, Civil Action No. 2008-L-008970). The lawsuit involves a claim for breach of professional responsibility arising out of K&E's representation of Magnetek in the above referenced action, Ole K. Nilssen v Magnetek, Inc. We allege that, as a result of K&E's negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen's patent claim unenforceable or invalidated his patent, we suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by our payment to Nilssen of $18.8 million. We are seeking damages in the amount of $18.8 million, reimbursement of our reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and for costs incurred in connection with this lawsuit.

        In June 2001, we sold our lighting business to Universal Lighting Technologies, Inc. ("ULT"), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which we accepted, subject to the limitations set forth in the sale agreement. The case was transferred to the Middle District of Tennessee. Nilssen voluntarily dismissed all but four of the patents from the lawsuit. We denied that the products for which we have an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen's patents. The case against ULT was stayed pending Nilssen's appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuits against ULT. Nilssen and ULT entered into a consent judgment for the dismissal of the ULT case on collateral estoppel grounds based on unfavorable decisions against Nilssen in two other cases, which consent judgment was entered by the Court in April 2008. The consent judgment is without prejudice to Nilssen's right to bring a motion to set aside the judgment if the patent unenforceability determinations in either of the other two cases is vacated or reversed. The decision in one such case was upheld on appeal. ULT has filed a motion seeking costs and attorney's fees as the prevailing party.

Litigation—Other

        In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against Magnetek and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $5.4 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. in October 2006. Our reply brief was filed in March 2008. We believe the claim is without merit and intend to vigorously defend against it.

Litigation—Environmental Proceedings

        We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned and leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2008, 2007 or 2006. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

Century Electric (McMinnville, Tennessee)

        Prior to our purchase of Century Electric, Inc. ("Century Electric") in 1986, Century Electric acquired a business from Gould Inc. ("Gould") in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls ("PCBs") at the McMinnville facility (the "1983 Indemnity"). The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and plant employees were notified of the presence of contaminants at the facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. We believe the cost of further investigation and remediation (including ancillary costs) are covered by the 1983 Indemnity. We sold our leasehold interest in the McMinnville plant in August 1999 and while we believe that Gould will continue to perform substantially under its indemnity obligations, Gould's substantial failure to perform such obligations could have a material adverse effect on our financial position, cash flows and results of operations.

Environmental—Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

        In 1986, we acquired the stock of Universal Manufacturing Company ("Universal") from a predecessor of Fruit of the Loom ("FOL"), and the predecessor agreed to indemnify us against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Our leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of our transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and we filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. We believe that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, we entered into an agreement with FOL involving the allocation of certain potential tax benefits and we withdrew our claims in the bankruptcy proceeding. FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.

        In October 2006, the owner of the Bridgeport facility, The Sergy Company, LLC ("Sergy"), filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that we are obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Division of the Court, which subsequently denied the motion for summary judgment filed by Sergy, as well as the counter motion for summary judgment that we filed. Sergy's amended complaint alleges breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in our amended answer, affirmative defenses and counterclaims. The case is in the discovery and motion phase. Our request to add additional potentially responsible parties as defendants was granted by the Court. We intend to continue vigorously defending the claims brought against us. In January 2007, the Connecticut Department of Environmental Protection ("DEP") requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from us relating to site investigations and remediation. We have retained an environmental consultant to review and prepare a report on historical operations and environmental activities at the Bridgeport facility. In April 2008 the Commissioner of Environmental Protection ("DEP") filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and us, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treat system previously installed by FOL and currently operated by us. Sergy conditioned restoration of the power on terms unacceptable to us, and DEP commenced the action to bring the groundwater system back into operation. Magnetek and Sergy entered into a stipulation under which Sergy agreed to provide access to the Bridgeport facility and we agreed to take responsibility for providing power to operate the treatment system. At this time it is unclear whether the DEP will continue to pursue the action. FOL's inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to our stockholders during the quarter ended June 29, 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2008 and 2007:

	High	Low
Fiscal Year 2008
First quarter	$5.39	$3.80
Second quarter	5.35	3.75
Third quarter	4.33	2.81
Fourth quarter	4.82	3.02
Fiscal Year 2007
First quarter	$3.85	$2.63
Second quarter	5.90	3.46
Third quarter	5.85	4.49
Fourth quarter	5.75	4.28

        Our common stock is listed for trading on the New York Stock Exchange under the ticker symbol "MAG." As of August 13, 2008, there were 184 record holders of Magnetek's common stock.

Stock Performance Graph—Return to Shareholders

        The table and line graph shown below compare the cumulative total return for the last five years to shareholders of Magnetek common stock with the cumulative total return of the Standard & Poor's Small Cap 600 Index, the Russell 2000 Index, and two customized peer groups of companies. The new peer group of four companies includes Columbus McKinnon Corporation, SatCon Technology Corporation, Twin Disc Inc. and Zygo Corporation. The old peer group of four companies includes Regal Beloit Corporation, SatCon Technology Corporation, Valmont Industries Inc. and Xantrex Technology Inc. The new peer group is comprised of publicly-traded companies engaged in businesses comparable to ours, and in our opinion, closely represents our business (excluding our telecom power systems business) with our focus on product offerings comprised of integrated digital power and motion control systems.

        The table and line graph below assume an investment of $100 in the Company's common stock and in each of the comparison groups beginning June 30, 2003, and assumes the reinvestment of all dividends. The stock price performance information shown below should not be considered indicative of potential future stock price performance.

Company / Index	Jun-03	Jun-04	Jun-05	Jun-06	Jun-07	Jun-08
Magnetek, Inc.	100.00	328.35	101.18	106.30	202.76	166.54
S&P Smallcap 600	100.00	135.25	153.44	174.81	202.85	173.09
Russell 2000	100.00	133.37	145.96	167.24	194.73	163.19
2008 New Peer Group	100.00	184.83	183.99	350.48	488.41	365.25
2008 Old Peer Group	100.00	122.90	147.16	235.05	303.49	366.24

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Magnetek, Inc., The S&P Smallcap 600 Index,
The Russell 2000 Index And Two Peer Groups

New Peer Group:    Columbus McKinnon Corp., SatCon Technology Corp., Twin Disc Inc. and Zygo Corp.

Old Peer Group:    Valmont Industries, Xantrex Technlogy Inc., Satcon Technologies Corp., Regal Beloit Corp.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future. Our ability to pay dividends on our common stock is restricted by provisions in our 2007 bank loan agreement, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.

        We did not repurchase any of our common stock during fiscal year 2008. There were no unregistered sales of equity securities during fiscal year 2008.

Equity Compensation Plan Information

        We have no equity compensation plans or individual compensation arrangements under which equity securities of the Company are issuable that have not been approved by its shareholders; although options remain outstanding under one plan no longer in effect that was not approved by shareholders. The following table reflects information as of the end of our 2008 fiscal year with respect to securities issuable under our equity compensation plans (including individual compensation arrangements), all of which securities are shares of the Company's common stock.

Plan Category	Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,168,070	$6.89	5,386,425	(1)
Equity Compensation Plans Not Approved by Security Holders	245,000	$7.96	1,023,265
Total	3,413,070	$7.46	6,409,690

(1)
Excluding the 3,168,070 noted in column (a).

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data for Magnetek for the fiscal year ended June 29, 2008, and the previous four fiscal years. The financial data presented below is derived from our audited consolidated financial statements. The results of our power electronics business, which was divested in October 2006, and our telecom power systems business, which is to be divested, are included in discontinued operations for all periods presented, as explained in Note 2 of Notes to Consolidated Financial Statements.

        For additional information, see our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data

For the years ended (Amounts in thousands, except per share data)	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004
Net sales	$100,039	$87,739	$83,102	$75,999	$67,853
Gross profit	29,444	28,097	26,687	24,035	21,205
Gross profit %	29.4%	32.0%	32.1%	31.6%	31.3%
Income (loss) from operations	$6,783	$(702)	$(2,877)	$(4,133)	$(4,975)

Net income (loss):
Continuing operations	$6,535	$(2,770)	$(7,091)	$(5,537)	$(10,680)
Discontinued operations	3,484	(5,222)	(39,758)	(21,333)	(2,391)

Net income (loss)	$10,019	$(7,992)	$(46,849)	$(26,870)	$(13,071)

Per common share—basic and diluted:
Income (loss) from continuing operations—basic	$0.22	$(0.09)	$(0.25)	$(0.19)	$(0.39)

Income (loss) from continuing operations—diluted	$0.21	$(0.09)	$(0.25)	$(0.19)	$(0.39)

Income (loss) from discontinued operations—basic and diluted	$0.11	$(0.18)	$(1.37)	$(0.75)	$(0.09)

Income (loss)—basic and diluted	$0.33	$(0.27)	$(1.62)	$(0.94)	$(0.48)

        Net loss for the fiscal year ended July 2, 2006, includes asset impairment charges of $37.8 million included in discontinued operations.

        Net loss for the fiscal year ended July 3, 2005, includes a $22.0 million patent arbitration charge included in discontinued operations.

        Net loss for the fiscal year ended June 27, 2004, includes a $6.7 million provision for income taxes to increase the valuation allowance against deferred tax assets.

Balance Sheet Data

(Amounts in thousands)	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005	June 27, 2004
Total assets	$91,547	$104,738	$233,026	$229,180	$228,024
Long-term debt, including current portion	21	32	27,455	3,980	4,295
Other long term obligations	1,947	1,709	1,106	—	—
Pension benefit obligations	37,638	15,965	45,494	70,568	31,366
Stockholders' equity	29,801	41,473	42,908	46,060	109,922

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator and energy delivery applications. Our systems consist primarily of programmable motion control and power conditioning systems used in the following applications: overhead cranes and hoists; elevators; coal mining equipment; and alternative energy applications, including wind turbines and photovoltaic power systems. We believe that with our technical and productive resources we are well positioned to respond to increasing demand in our served markets. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

        Product offerings for material handling applications include drive systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to OEMs of overhead cranes and hoists. We have a significant market share in North America in AC control systems and believe we have growth opportunities in DC control systems for retrofit applications, wireless remote controls and in automating existing manual material handling processes.

        Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications. Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators for both new and retrofit projects. We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for DC applications, expanding the breadth of our product offering to include competitive low-end products for lower performance AC applications, and using our new product offerings to expand geographically.

        Our product offerings for energy delivery applications include power inverters for alternative energy applications, including wind turbines and photovoltaic installations, which deliver AC power to the utility grid from generators inside wind turbines or from solar panels, or deliver power for consumption at the source. Both the wind and solar markets are growing very rapidly in North America as wind and solar power are becoming increasingly competitive from a cost standpoint with more traditional methods of power generation. We believe our product offerings have us well positioned to take advantage of growth in alternative energy markets and expect sales of power inverters for alternative energy applications to be our fastest revenue growth product over the next several years.

Continuing Operations

        We focus on a variety of key indicators to monitor our business performance. These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures. These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our company objectives. Our company objectives are to grow sales at least 10% on a year-over year basis, to achieve 30% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our operations and meet our obligations.

        During fiscal 2008, we achieved 14% year-over-year sales growth from fiscal 2007 mainly due to successful introduction of new products in our served markets. Sales growth of material handling product offerings was mainly due to higher sales of digital DC drives for retrofit applications and higher sales of automation projects, while our base AC business also increased as industrial activity in the U.S. remained strong throughout most of fiscal 2008. We also began initial production and shipments of wind inverters during fiscal 2008. Fiscal 2008 gross margin was 29.4% while operating profit margin was 6.8% in our first full year of operation since completion of our fiscal 2007 restructuring initiatives. During fiscal 2007 we completed the divestiture of our power electronics business, repaid all of our outstanding debt, and made a $30 million contribution to our defined benefit pension plan. We also restructured our management team, reduced our corporate overhead by over $6 million annually and relocated our corporate headquarters to Menomonee Falls, Wisconsin.

        In the fourth quarter of fiscal 2008, we classified the assets and liabilities of our TPS business as held for sale, and the results of operations of the business as discontinued operations. Our telecom product offerings have been focused on providing back-up power for wireless applications. During fiscal 2007, we relocated the telecom power manufacturing operations from Dallas, Texas to Menomonee Falls, Wisconsin. While we were successful at increasing operating efficiencies and reducing overhead costs in the TPS business, we were not able to increase telecom power sales by expanding our customer base and we continued to generate operating losses in the TPS business throughout fiscal 2008. In April 2008, we announced our decision to divest our TPS business after concluding that our best growth prospects lay in our core power control and systems businesses. We believe we can better achieve our sales growth objectives by redirecting resources currently deployed in the TPS business to our product offerings in the material handling, elevator and energy delivery markets. We are currently in negotiations with a prospective buyer and expect to complete the transaction during the first quarter of fiscal 2009.

        We believe that future increased profitability is dependent upon increased sales revenue and improvement in gross margins. Our fiscal 2008 sales growth has been, and we believe our fiscal 2009 sales growth will continue to be, dependent on continuing strong demand for material handling products and successful introduction and increasing acceptance of new products, mainly in the elevator and alternative energy markets. Recent new product offerings are gaining acceptance with customers in the marketplace, however, the rate of growth is slower than we previously expected. While we believe we can achieve double-digit year-over-year sales growth with existing product offerings and new product introductions, we may pursue selective external growth opportunities to enhance or expand our product offerings, market channels or technical resources. In addition, our material handling business is influenced by cyclical forces in the industrial marketplace. A cyclical slowdown could negatively impact our sales growth rate. Sales of material handling product offerings comprised nearly 70% of our sales in fiscal 2008.

        Gross margins in our continuing operations have historically been near or above 30% and we are targeting this level of gross margin going forward. Improvement in gross margins is mainly dependent upon a continuing economic expansion, continued acceptance of recently introduced product offerings by the marketplace, and successful cost reduction actions related to recent new elevator and alternative energy product offerings.

        We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on energy efficient power products. While we also intend to control our operating expenses, we expect these expenses to increase in fiscal 2009 due to increased sales and marketing expense aimed at enhancing our sales infrastructure across all product lines, higher volume-related selling expenses and higher non-cash pension expense, which is expected to increase by approximately $3 million over fiscal 2008 levels. The expected higher pension expense in fiscal 2009 is mainly due to negative returns on plan assets experienced during fiscal 2008.

        We expect that fiscal 2009 operating margin as a percent of sales will likely be comparable to or down slightly from fiscal 2008 operating margins of 6.8%, due mainly to the expected higher pension expense. Through utilization of our net operating loss carryforwards for U.S. tax purposes, we believe the majority of our reported operating profit can be realized as net income.

Discontinued Operations

        As discussed above, the operating results of our TPS business as well as certain expenses related to previously divested businesses, including the historical operating results of the power electronics business divested in fiscal 2007, have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Consolidated Financial Statements). Expenses related to previously divested businesses have historically included charges for an arbitration award in a patent infringement claim and related legal fees, as well as certain expenses for environmental issues, asbestos claims and product liability claims (see Note 2 of Notes to Consolidated Financial Statements). All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

        Going forward, our discontinued operations will include the results of our telecom power systems business until it is divested, as well as additional costs we may incur related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our power electronics business.

Critical Accounting Policies

        Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and judgments by management that affect the reported amount of assets and liabilities, revenues, expenses, and related disclosures. Such estimates are based upon historical experience and other assumptions believed to be reasonable given known circumstances. Actual results could differ from those estimates. On an ongoing basis, we evaluate and update our estimates, and we believe the following discussion addresses our policies which are most critical to understanding our financial position and results of operations and which require our most complex judgments.

Accounts Receivable

        Accounts receivable represent amounts due from customers in the ordinary course of business. We are subject to losses from uncollectible receivables in excess of our allowances. We maintain allowances for doubtful accounts for estimated losses from customers' inability to make required payments. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns. Our total allowance includes a specific allowance based on identification of customers where we feel full payment is in doubt, as well as a general allowance calculated based on our historical losses on accounts receivable as a percentage of historical sales. We believe that our methodology has been effective in accurately quantifying our allowance for doubtful accounts and do not anticipate changing our methodology in the future. However, if the financial conditions of any of our customers were to deteriorate and impair their ability to make payments, additional allowances may be required in future periods. We believe that all appropriate allowances have been provided.

Inventories

        Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly. Items with no usage for the past 12 months and no expected future usage are considered obsolete, and are disposed of or fully reserved. Reserves for excess inventory are determined based upon historical and anticipated usage as compared to quantities on hand. Excess inventory is defined as inventory items with on-hand quantities in excess of one year's usage and specified percentages are applied to the excess inventory value in determining the reserve. Our assumptions have not changed significantly in the past, and are not likely to change in the future. We believe that our assumptions regarding inventory valuation have been accurate in the past.

Long-Lived Assets and Goodwill

        We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment. Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset.

        We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances. We have elected to perform our annual impairment test in the fourth quarter of our fiscal year. In assessing potential impairment, we make estimates regarding the fair value of the related long-lived assets. No impairments were recognized in long-lived assets or goodwill for the years ended June 29, 2008, and July 1, 2007. For the fiscal year ended July 2, 2006, we recorded a goodwill impairment charge of $22.4 million related to our discontinued power electronics business, included in loss from discontinued operations in the consolidated statement of operations for fiscal 2006.

Pension Benefits

        We sponsor a defined benefit plan (frozen in 2003) that covers primarily former employees in the U.S. The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, expected rates of return on plan assets and mortality rates. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions. Our plan assets are comprised mainly of common stock and bond funds. The expected rate of return on plan assets is a long-term assumption and is generally not changed on an annual basis. The expected rate of return on plan assets was 9.0% in fiscal 2008, 2007 and 2006. The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year. As of June 29, 2008, the discount rate used to determine the benefit obligation was 6.75% as compared to 6.25% at July 1, 2007. Changes in assumptions typically result in actuarial gains or losses that are amortized over future accounting periods in accordance with the methods specified in Statement of Financial Accounting Standard ("SFAS") No. 87, Employers' Accounting for Pensions, as Amended. If our actual return on plan assets is below our expected return on plan assets, this typically results in increased future pension expense. As a result of lower than expected returns on plan assets in fiscal 2008, our fiscal 2009 pension expense is expected to increase by $3 million from fiscal 2008, due to amortization of actuarial losses and a decrease in our expected return on plan assets.

        Significant differences between our assumptions and actual future investment returns or discount rates could have a material impact on our financial position or results of operations and related funding requirements.

Reserves for Contingencies

        We periodically record the estimated impact of various conditions, situations or circumstances involving uncertain outcomes. The accounting for such events is prescribed under SFAS No. 5, Accounting for Contingencies. SFAS No. 5 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.

        SFAS No. 5 does not permit the accrual of gain contingencies under any circumstances. For loss contingencies, the loss must be accrued if information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events; and the amount of the loss can be reasonably estimated.

        The accrual of a contingency involves considerable judgment and we use our internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and to assist in determining the amount or range of the loss. In those circumstances where we determined that it was probable that a loss had been incurred, our estimates of the amount of loss have been reasonably accurate.

Income Taxes

        We operate in several taxing jurisdictions and are subject to a variety of income and related taxes. Judgment is required in determining our provision for income taxes and related tax assets and liabilities. We believe we have reasonably estimated our tax positions for all jurisdictions for all open tax periods. However, it is possible that, upon closure of our tax periods, our final tax liabilities could differ from our estimates.

        We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes. We also record valuation allowances against these deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, when in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

        Since fiscal 2002 we have provided valuation reserves against our U.S. deferred tax assets that result in a net deferred tax liability position. A portion of our deferred tax liability relates to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. Under applicable accounting rules, such deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

RESULTS OF OPERATIONS FOR YEAR ENDED JUNE 29, 2008, COMPARED WITH YEAR ENDED JULY 1, 2007

Net Sales and Gross Profit

        Net sales increased 14.0% to $100.0 million in fiscal 2008 from $87.7 million in fiscal 2007. The increase in net sales in fiscal 2008 is due primarily to increased sales of material handling systems of $8.0 million, and shipments of wind inverters of $5.4 million. Net sales by market were as follows, in millions:

	June 29, 2008		July 1, 2007
Fiscal Year Ended	Sales	% of Sales	Sales	% of Sales
Material handling	$69.7	70%	$61.8	70%
Elevator motion control	19.2	19%	19.0	22%
Energy systems	11.1	11%	6.9	8%

Total net sales	$100.0	100%	$87.7	100%

        Gross profit in fiscal 2008 increased to $29.4 million (29.4% of sales) from $28.1 million (32.0% of sales) in fiscal 2007. The $1.3 million increase in gross profit in fiscal 2008 is due to higher sales volume of material handling products, partially offset by start-up costs and shipment of relatively lower margin wind inverters and lower sales volume of mining products in fiscal 2008. The start up costs and wind inverter shipments were also the main reason for the decrease in gross profit as a percentage of sales in fiscal 2008 compared to fiscal 2007.

Operating Expenses

        Research and development ("R&D") expense was $3.2 million in fiscal 2008, or 3.2% of sales, compared to $4.2 million, or 4.8% of sales, in fiscal 2007. Fiscal 2007 R&D expense includes $0.6 million in restructuring costs related to elimination of our corporate R&D function. The decreased spending in R&D expense in fiscal 2008 as compared to fiscal 2007 also reflects lower payroll-related costs and the substantial completion of new product development programs for elevator and wind markets.

        Selling, general and administrative ("SG&A") expense was $19.5 million, or 19.5% of sales, in fiscal 2008 compared to $24.6 million, or 28.0% of sales, in fiscal 2007. Selling expenses were $9.8 million, or 9.8% of sales in fiscal 2008, compared to $9.1 million or 10.4% of sales in fiscal 2007. The increase is mainly due to higher volume-related expenses in fiscal 2008 as compared to fiscal 2007. General and administrative ("G&A") expense was $9.7 million in fiscal 2008 compared to $15.5 million in fiscal 2007. The decrease in G&A expense in fiscal 2008 as compared to fiscal 2007 mainly reflects reduced corporate payroll-related costs from restructuring actions, reduced professional fees and lower pension expense. Fiscal 2007 G&A expense includes severance charges of $1.3 million and one-time stock compensation charges of $1.1 million from stock awards, accelerated vesting of stock options and restricted stock for employees affected by downsizing actions. Fiscal 2008 pension expense was $0.2 million compared to $2.0 million in fiscal 2007. The decrease in pension expense is mainly due to a contribution of $30.0 million to our defined benefit pension plan in December 2006.

Income (Loss) from Operations

        Income from operations was $6.8 million in fiscal 2008, compared to a loss from operations of $0.7 million in fiscal 2007. The loss from operations in fiscal 2007 includes the impact of restructuring our corporate administrative functions.

Interest Income and Expense and Other Expense

        Interest income was $1.0 million and interest expense was $0.2 million in fiscal 2008. Interest income was $2.0 million and interest expense was $2.4 million in fiscal 2007. The decrease in interest income in fiscal 2008 as compared to fiscal 2007 is mainly due to lower interest rates earned on cash balances during much of fiscal 2008. In addition, fiscal 2007 interest income includes $0.3 million related to a previous tax settlement.

        The decrease in interest expense in fiscal 2008 is mainly due to the repayment of all of our outstanding debt following the divestiture of our power electronics business in October 2006. Fiscal 2007 interest expense includes the write-off of deferred financing assets of $0.7 million from the early retirement of debt.

        Other expense of $0.3 million in fiscal 2007 is comprised of a prepayment penalty related to the early repayment of our term loan in October 2006.

Provision for Income Taxes

        We recorded a tax provision of $1.0 million in fiscal 2008 and $1.3 million in fiscal 2007, due to non-cash deferred tax provisions of $0.9 million in each fiscal year related to changes in deferred tax liabilities from goodwill amortization and to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 10 of Notes to Consolidated Financial Statements).

Income (Loss) from Continuing Operations

        In fiscal 2008, we recorded income from continuing operations of $6.5 million, or $0.21 per diluted share, compared to a fiscal 2007 loss from continuing operations of $2.8 million, or a $0.09 loss per share on both a basic and diluted basis.

Income (Loss) from Discontinued Operations

        We recorded income from discontinued operations in fiscal 2008 of $3.5 million, or $0.11 per share on both a basic and diluted basis, compared to a loss from discontinued operations in fiscal 2007 of $5.2 million, or a $0.18 loss per share on both a basic and diluted basis. Income from discontinued operations in fiscal 2008 was comprised of a net settlement gain of $3.8 million from a previous agreement with Federal-Mogul and income of $3.5 million to reduce our accrual for a patent award payable upon resolution of the claim, partially offset by losses and write-offs in our discontinued telecom power systems business of $2.7 million and other expenses related to previously divested businesses of $1.1 million (see Note 2 of Notes to Consolidated Financial Statements).

        The loss from discontinued operations in fiscal 2007 was comprised of losses in our discontinued TPS business of $2.4 million, losses in our divested power electronics business of $2.3 million, expenses related to previously divested businesses of $1.7 million, and the loss we recorded on the sale of the power electronics business of $0.4 million, all partially offset by a net $1.6 million of income from the favorable settlement of a development dispute.

Net Income (Loss)

        We recorded net income in fiscal 2008 of $10.0 million, or $0.33 per share on both a basic and diluted basis, compared to a fiscal 2007 net loss of $8.0 million, or a $0.27 loss per share on both a basic and diluted basis.

RESULTS OF OPERATIONS FOR YEAR ENDED JULY 1, 2007, COMPARED WITH YEAR ENDED JULY 2, 2006

Net Sales and Gross Profit

        Net sales increased 5.6% to $87.7 million in fiscal 2007 from $83.1 million in fiscal 2006. The increase in net sales in fiscal 2007 was due primarily to increased sales of material handling products of $4.7 million, partially offset by lower sales of residential inverters for photovoltaic applications. Net sales by market were as follows, in millions:

	July 1, 2007		July 2, 2006
Fiscal Year Ended	Sales	% of Sales	Sales	% of Sales
Material handling	$61.7	70%	$57.0	68%
Elevator motion control	19.0	22%	17.5	21%
Energy systems	7.0	8%	8.6	11%

Total net sales	$87.7	100%	$83.1	100%

        Gross profit in fiscal 2007 increased to $28.1 million (32.0% of sales) compared to $26.7 million (32.1% of sales) in fiscal 2006. The $1.4 million improvement in gross profit in fiscal year 2007 was mainly due to higher sales volumes of material handling products. Gross profit as a percentage of sales for fiscal 2007 was comparable to fiscal 2006.

Operating Expenses

        R&D expense was $4.2 million in fiscal 2007, or 4.8% of sales, comparable to $4.1 million, or 4.9% of sales, in fiscal 2006. Fiscal 2007 R&D expense includes $0.6 million in restructuring costs related to elimination of our corporate R&D function. Fiscal 2006 R&D expense reflects higher spending on new product development for new markets and applications such as power inverters for wind markets.

        SG&A expense was $24.6 million, or 28.0% of sales, in fiscal 2007 compared to $25.5 million, or 30.7% of sales, in fiscal 2006. Selling expenses were $9.1 million, or 10.4% of sales in fiscal 2007 compared to $8.3 million, or 10.0% of sales in fiscal 2006. The increased selling expense in fiscal 2007 reflects higher volume-related selling expenses, as well as increased spending in marketing of new products for alternative energy markets. G&A expense was $15.5 million in fiscal 2007 compared to $17.2 million in fiscal 2006. Fiscal 2007 G&A expense includes severance charges of $1.3 million and one-time stock compensation charges of $1.1 million from stock awards, accelerated vesting of stock options and restricted stock for employees affected by downsizing actions. The decrease in G&A expense in fiscal 2007 compared to fiscal 2006 reflects lower pension expense of $1.7 million, lower rent expense of $0.8 million from relocation and consolidation of administrative facilities, lower payroll-related costs (excluding the severance and stock compensation charges) and lower professional fees.

Loss from Operations

        Our loss from operations was $0.7 million in fiscal 2007 compared to a loss from operations of $2.9 million in fiscal 2006. The reduction in loss from operations was due mainly to higher sales volume and the related increased gross profit, as well as lower G&A expense.

Interest and Other Income and Expenses

        Interest income was $2.0 million and interest expense was $2.4 million in fiscal 2007. Interest income was $0.7 million and interest expense was $3.4 million in fiscal 2006. The higher interest income and lower interest expense in fiscal 2007 compared to fiscal 2006 was due mainly to the repayment of our outstanding debt in October 2006 following the divestiture of our power electronics business. Fiscal 2007 interest expense includes the write-off of deferred financing assets of $0.7 million from the early retirement of debt. Fiscal 2006 interest expense includes $0.9 million of deferred financing amortization expense.

Provision for Income Taxes

        We recorded a provision for income taxes of $1.3 million in fiscal 2007 and $1.5 million in fiscal 2006, due to non-cash deferred tax provisions of $0.9 million in each fiscal year related to changes in deferred tax liabilities from goodwill amortization and to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 10 of Notes to Consolidated Financial Statements).

Loss from Continuing Operations

        In fiscal 2007, we recorded a loss from continuing operations of $2.8 million, or a $0.09 loss per share, basic and diluted, compared to a fiscal 2006 loss from continuing operations of $7.1 million, or a $0.25 loss per share on both a basic and diluted basis.

Loss from Discontinued Operations

        We recorded a loss from discontinued operations in fiscal 2007 of $5.2 million, or a $0.18 loss per share on both a basic and diluted basis compared to a loss from discontinued operations in fiscal 2006 of $39.8 million, or a $1.37 loss per share on both a basic and diluted basis. The loss from discontinued operations in fiscal 2007 was comprised of losses in our discontinued telecom power systems business of

$2.4 million, losses in our divested power electronics business of $2.3 million, expenses related to previously divested businesses of $1.7 million, the loss we recorded on the sale of the power electronics business of $0.4 million, partially offset by a net $1.6 million of income from the favorable settlement of a development dispute.

        The loss from discontinued operations in fiscal 2006 is comprised of a goodwill impairment charge of $22.4 million and a charge for the write-off of the net basis of assets held for sale related to reclassification of accumulated currency translation adjustment amounts of $10.6 million related to the planned divestiture of our power electronics business. Operating losses in our power electronics business of $2.8 million, other expenses related to businesses we no longer own, mainly legal fees in the patent infringement claim and environmental issues, as well as asbestos-related costs, totaling $3.6 million, and operating losses in our telecom power systems business of $0.4 million also contributed to the fiscal 2006 loss from discontinued operations.

Net Loss

        We recorded a net loss in fiscal 2007 of $8.0 million, or a $0.27 loss per share on both a basic and diluted basis, compared to a fiscal 2006 net loss of $46.8 million, or a $1.62 loss per share on both a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalent balance, including restricted cash, decreased $12.8 million during the year ended June 29, 2008, from $28.3 million at July 1, 2007, to $15.5 million at June 29, 2008. Restricted cash decreased by $22.6 million during fiscal 2008, due mainly to a payment of $18.8 million in settlement of a patent infringement arbitration proceeding (the "settlement payment") brought against us by Ole K. Nilssen (see Note 11 of Notes to Consolidated Financial Statements). Unrestricted cash balances increased during the year from $5.4 million at July 1, 2007, to $15.2 million at June 29, 2008. The primary sources of cash during fiscal 2008 were income from operating activities of $6.5 million, proceeds from a settlement trust of $4.5 million (see Note 11 of Notes to Consolidated Financial Statements), deposits received from escrow net of the settlement payment of $3.9 million and proceeds from stock option exercises of $1.7 million. The primary uses of cash in fiscal 2008 were for the settlement payment, a $2.8 million contribution to our defined benefit pension plan, and $1.8 million for the purchase of the assets of Enrange LLC (see Note 3 of Notes to Consolidated Financial Statements). Capital expenditures for fiscal 2008 were $1.0 million, comparable to depreciation expense of $1.0 million. While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2009 will exceed $2.0 million. The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

        On November 6, 2007, based upon mutual agreement with Wells Fargo Foothill, Inc. ("WFF"), our amended revolving credit agreement with WFF was terminated without penalty prior to its expiration in December 2007, and we entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the "Associated facility"). Borrowings under the Associated facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable. The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures. Borrowings under the Associated facility are secured by our accounts receivable and inventory. The Associated facility expires in November 2009 unless renewed by the parties prior to that time. There were no amounts outstanding under the Associated facility and the Company is in compliance with all covenants as of June 29, 2008.

        Primarily as a result of the decline in interest rates over the past several years and a more recent decline in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets. We used a portion of the proceeds from the divestiture of our power electronics business to contribute $30.0 million to our pension plan in December 2006. We also made a contribution of $2.8 million in April 2008 funded by existing cash on hand. Under funding regulations, actuarial projections as of December 2007 indicate that we will be required to make quarterly contributions to the plan aggregating approximately $11.0 million within the next 12 months, beginning in July 2008. Required contributions beyond the next 12 months could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

        We did not have any off-balance sheet arrangements or variable interest entities as of June 29, 2008.

        Based upon current plans and business conditions, we believe that current cash balances, borrowing capacity under our Associated facility and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other commitments over the next 12 months.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Future payments due under contractual obligations of our continuing operations as of June 29, 2008, follow (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Pension funding	$10,330	$28,035	$27,100	$6,180	$71,645
Operating leases	3,074	5,080	4,823	4,744	17,721
Purchase obligations	22,980	—	—	—	22,980
Enrange acquisition	885	140	—	—	1,025
Capital lease obligations	9	12	—	—	21

Total	$37,278	$33,267	$31,923	$10,924	$113,372

        Pension funding amounts in the table above are based on current regulations and actuarial calculations at June 29, 2008. Actual funding amounts could vary, depending on future interest rate levels and values in equity and fixed-income markets.

        The amounts in the table above do not include our aggregate future minimum rentals to be received under noncancelable subleases of $4.4 million as of June 29, 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risks has changed significantly as a result of the divestiture of our power electronics business in October 2006. Our exposure to interest rate risk decreased significantly, as we have no debt outstanding as of June 29, 2008, and our exposure to foreign currency exchange rates decreased significantly, as the divestiture included the majority of our international operations. We did not have any outstanding hedge instruments or contracts at June 29, 2008 and July 1, 2007.

Interest Rates

        The fair value of our debt was effectively zero at June 29, 2008. Our reported debt balance was comprised entirely of capital lease obligations. As a result, at June 29, 2008, a hypothetical 10% adverse change in interest rates would have a negligible impact on our annual interest expense.

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

        We had no foreign currency contracts outstanding at June 29, 2008, and July 1, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Report of our Independent Registered Public Accounting Firm and consolidated financial statements of Magnetek, including the Notes to the financial statements, are included in Part IV, Item 15 of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We had no disagreements with our independent accountants in fiscal 2008 with respect to accounting and financial disclosure, and have not changed our independent accountants during the two most recent fiscal years.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2008.

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2008, the end of our fiscal year. Our management's assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 29, 2008, the end of our fiscal year. Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of June 29, 2008, and has issued an attestation report, included herein.

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

(c)   Changes in Controls and Procedures

        No change in internal control over financial reporting occurred during the period ended June 29, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

        We have audited Magnetek's internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magnetek's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Magnetek maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magnetek, Inc. as of June 29, 2008 and July 1, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 29, 2008 and our report dated August 25, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Milwaukee, Wisconsin August 25, 2008

ITEM 9B.    OTHER INFORMATION

        No other information is required to be reported for matters not disclosed on Form 8-K during the period ended June 29, 2008.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company's 2008 Proxy Statement entitled "Proposal No. 1—Election of Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Standing Committees of the Board" and by reference to Part I of this Annual Report on Form 10-K under the heading "Supplemental Information—Executive Officers of the Company."

Supplemental Information—Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics ("Code of Ethics") for all of our directors and employees that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for the Company. The Code of Ethics is posted on Magnetek's website at www.magnetek.com. A copy of the Code of Ethics is available, without charge, to any shareholder who sends a written request to our Corporate Secretary at N49 W13650 Campbell Drive, Menomonee Falls, Wisconsin 53051. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver of, a provision of the Code of Ethics by posting such information on our website, at the web address and location specified above.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this Item 11 is hereby incorporated by reference to the section of the Company's 2008 Proxy Statement entitled "Compensation Discussion and Analysis" and the tables and narrative relating to Executive and Director compensation, "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company's 2008 Proxy Statement entitled "Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners," "Grants of Plan-Based Awards in Fiscal Year Table," "Outstanding Equity Awards at Fiscal Year End Table" and "Option Exercises and Stock Vested for Fiscal Year Table."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is hereby incorporated by reference to the sections of the Company's 2008 Proxy Statement entitled "Relationships and Related Transactions," "Compensation Committee Interlocks and Insider Participation," and "Corporate Governance Principles," and "Standing Committees of the Board."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item 14 is hereby incorporated by reference to the section of the Company's 2008 Proxy Statement entitled "Proposal No. 2—Ratification of the Appointment of Independent Registered Public Accounting Firm."

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

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	Magnetek, Inc. Amended and Restated By-laws.
4.1	(3)	Registration Rights Agreement, dated as of April 29, 1991, by and among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(4)	Registration Rights Agreement, dated as of June 28, 1996, by and between the Company and U.S. Trust Company of California, N.A.
4.3	(13)	Registration Rights Agreement, dated as of June 26, 2002, by and between the Company and U. S. Trust Company N.A.
4.4	(7)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(13)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.

Exhibit No.	Note	Description of Exhibit
4.6	(16)	Registration Rights Agreement, dated as of October 3, 2003, by and between the Company and each B. Riley Investor.
10.1*	(5)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. ("1989 Plan").
10.2*	(4)	Amendment No. 1 to 1989 Plan.
10.3*	(4)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4*	(4)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5*	(22)	Magnetek, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan.
10.6*	(3)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.7*	(22)	Amended and Restated 1999 Stock Incentive Plan of Magnetek, Inc. (the "1999 Plan").
10.8*	(22)	Amended and Restated 2000 Employee Stock Plan of Magnetek, Inc. (the "2000 Plan").
10.9*	(6)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.10*	(22)	Magnetek, Inc. Amended and Restated Director and Officer Compensation and Deferral Investment Plan.
10.11*	(8)	Non-Qualified Stock Option Agreement, dated as of January 27, 1997, by and between the Company and David P. Reiland.
10.12*	(22)	Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the "2004 Plan").
10.13*	(22)	Amended Form of Non-Qualified Stock Option Agreement Pursuant to 2004 Stock Incentive Plan.
10.14*	(17)	Form of Restricted Stock Award Agreement Pursuant to 2004 Stock Incentive Plan.
10.15*	(22)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
10.16*	(9)	Change of Control Agreement, dated as of October 20, 1998, by and between David P. Reiland and the Company.
10.17*	(11)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.18*	(13)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.19*	(22)	Amended Form of Change of Control Agreement for named executive officers David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2008.
10.20*	(23)	Amended Form of Change of Control Agreement for named executive officers David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2009.

Exhibit No.	Note	Description of Exhibit
10.21	(10)	Tax Agreement, dated as of February 12, 1986, by and between the Company and Farley Northwest Industries, Inc.
10.22	(14)	Contract, dated as of July 10, 2003, for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.23	(15)	Joinder Agreement, dated as of April 23, 2004, by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
10.24	(18)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.25*	(19)	Incentive Bonus Agreement, dated as of January 5, 2007, by and between the Company and David P. Reiland.
10.26	(20)	Settlement Agreement and Release, dated as of May 1, 2007, by and between the Company and Samsung Electro-Mechanics Co.
10.27	(21)
		Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.
10.28	(12)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.29	(2)	Industrial Building Lease dated as of November 26, 2006, and Amendment of Industrial Building Lease dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.30	(24)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.31	(25)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.32	(26)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
21.1	**	Subsidiaries of the Registrant as of June 29, 2008.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

*
Indicates a management contract or compensatory plan or arrangement.

**
Filed with this Form 10-K.

(1)
Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.

(2)
Previously filed with Form 8-K filed March 31, 2008, and incorporated herein by this reference.

(3)
Previously filed with Form 10-K for Fiscal Year ended June 30, 1991, and incorporated herein by this reference.

(4)
Previously filed with Form 10-K for Fiscal Year ended June 30, 1996, and incorporated herein by this reference.

(5)
Previously filed with Form 10-Q for quarter ended December 31, 1994, and incorporated herein by this reference.

(6)
Previously filed with Form 10-Q/A for quarter ended September 30, 1999, and incorporated herein by this reference.

(7)
Previously filed with Form 8-K filed May 12, 2003, and incorporated herein by this reference.

(8)
Previously filed with Form 10-Q for quarter ended March 31, 1997, and incorporated herein by this reference.

(9)
Previously filed with Form 10-Q for quarter ended December 31, 1998, and incorporated herein by this reference.

(10)
Previously filed with Amendment No. 1 to Registration Statement of Form S-1 filed on February 14, 1986, Commission File No. 002-97500, and incorporated herein by this reference.

(11)
Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.

(12)
Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference.

(13)
Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.

(14)
Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.

(15)
Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporated herein by this reference.

(16)
Previously filed with Form 8-K dated October 21, 2003, and incorporated herein by this reference.

(17)
Previously filed with Form 10-Q for quarter ended October 2, 2005, and incorporated herein by this reference.

(18)
Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.

(19)
Previously filed with Form 8-K filed January 11, 2007, and incorporated herein by this reference.

(20)
Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.

(21)
Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.

(22)
Previously filed with Form 10-Q for quarter ended December 30, 2007, and incorporated herein by this reference.

(23)
Previously filed with Form 8-K filed August 8, 2008, and incorporated herein by this reference.

(24)
Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.

(25)
Previously filed with Form 8-K filed February 2, 2008, and incorporated herein by this reference.

(26)
Previously filed with Form 8-K filed June 12, 2008, and incorporate herein by this reference.

Chief Executive Officer and Chief Financial Officer Certifications

        The certifications of Magnetek's Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

        Additionally, in November 2007, Magnetek's Chief Executive Officer filed with the New York Stock Exchange ("NYSE") the annual certification required to be furnished pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that Magnetek's Chief Executive Officer was not aware of any violation by Magnetek of the NYSE's corporate governance listing standards.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menomonee Falls, State of Wisconsin, on the 29th day of August, 2008.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN Mitchell I. Quain	Chairman of the Board of Directors	August 29, 2008
/s/ DAVID A. BLOSS, SR. David A. Bloss, Sr.	Director	August 29, 2008
/s/ DEWAIN K. CROSS Dewain K. Cross	Director	August 29, 2008
/s/ YON Y. JORDEN Yon Y. Jorden	Director	August 29, 2008
/s/ DAVID P. REILAND David P. Reiland	Director and Chief Executive Officer	August 29, 2008
/s/ MARTY J. SCHWENNER Marty J. Schwenner	Vice President and Chief Financial Officer (Principal Financial Officer)	August 29, 2008
/s/ RYAN D. GILE Ryan D. Gile	Vice President and Controller (Principal Accounting Officer)	August 29, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended (Amounts in thousands, except per share data)	June 29, 2008	July 1, 2007	July 2, 2006
Net sales	$100,039	$87,739	$83,102
Cost of sales	70,595	59,642	56,415

Gross profit	29,444	28,097	26,687
Research and development	3,179	4,231	4,056
Sales, general and administrative	19,482	24,568	25,508

Income (loss) from operations	6,783	(702)	(2,877)
Non operating expense (income):
Interest income	(1,019)	(1,951)	(687)
Interest expense	249	2,401	3,362
Other expense	—	325	—

Income (loss) from continuing operations before provision for income taxes	7,553	(1,477)	(5,552)
Provision for income taxes	1,018	1,293	1,539

Income (loss) from continuing operations	6,535	(2,770)	(7,091)
Income (loss) from discontinued operations, net of taxes	3,484	(5,222)	(39,758)

Net income (loss)	$10,019	$(7,992)	$(46,849)

Per common share basic and diluted:
Income (loss) from continuing operations—basic	$0.22	$(0.09)	$(0.25)
Income (loss) from continuing operations—diluted	$0.21	$(0.09)	$(0.25)
Income (loss) from discontinued operations—basic and diluted	$0.11	$(0.18)	$(1.37)
Net income (loss)—basic and diluted	$0.33	$(0.27)	$(1.62)

Weighted average shares outstanding—basic	30,367	29,435	28,931
Weighted average shares outstanding—diluted	30,593	29,435	28,931

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of (Amounts in thousands)	June 29, 2008	July 1, 2007
Assets
Current assets:
Cash	$15,210	$5,404
Restricted cash	256	22,852
Accounts receivable, less allowance for doubtful accounts of $517 in 2008 and $726 in 2007	18,600	18,104
Inventories	12,525	12,495
Deferred income taxes	107	94
Prepaid expenses and other current assets	2,026	1,806
Assets held for sale	1,288	3,706

Total current assets	50,012	64,461

Property, plant and equipment:
Buildings and improvements	1,978	1,972
Machinery and equipment	18,169	17,800

Less accumulated depreciation	16,054	15,470

Net property, plant and equipment	4,093	4,302

Goodwill	30,464	28,187
Other assets	6,978	7,788

Total assets	$91,547	$104,738

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,407	$12,238
Accrued liabilities	7,740	7,639
Accrued arbitration award	—	22,602
Current portion of long-term debt	9	11

Total current liabilities	18,156	42,490

Long-term debt, net of current portion	12	21
Pension benefit obligations, net	37,638	15,965
Other long-term obligations	1,947	1,709
Deferred income taxes	3,993	3,080
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 100,000 shares authorized; 30,620 and 30,114 shares issued and outstanding in 2008 and 2007	306	301
Additional paid-in capital	136,864	134,449
Accumulated deficit	(4,804)	(14,823)
Accumulated other comprehensive loss	(102,565)	(78,454)

Total stockholders' equity	29,801	41,473

Total liabilities and stockholders' equity	$91,547	$104,738

The accompanying notes are an integral part of these consolidated financial statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings (Deficit)
(Amounts in thousands)	Shares	Amount				Total
Balance, July 3, 2005	28,615	$286	$128,664	$40,018	$(122,908)	$46,060

Exercise of stock options	3	—	8	—	—	8
Shares issued	4	—	13	—	—	13
Stock-based compensation expense	—	—	500	—	—	500
Shares issued to trust	90	1	288	—	—	289
Net loss	—	—	—	(46,849)	—	(46,849)
Translation adjustments	—	—	—	—	3,480	3,480
Reclassification of accumulated translation adjustment to assets held for sale	—	—	—	—	10,589	10,589
Minimum pension liability	—	—	—	—	28,818	28,818

Comprehensive loss	—	—	—	—	—	(3,962)

Balance, July 2, 2006	28,712	$287	$129,473	$(6,831)	$(80,021)	$42,908

Exercise of stock options	775	8	3,013	—	—	3,021
Shares issued	557	5	(5)	—	—	—
Stock-based compensation expense	—	—	1,667	—	—	1,667
Shares issued to trust	70	1	301	—	—	302
Net loss	—	—	—	(7,992)	—	(7,992)
Translation adjustments	—	—	—	—	59	59
Minimum pension liability	—	—	—	—	1,508	1,508

Comprehensive loss	—	—	—	—	—	(6,425)

Balance, July 1, 2007	30,114	$301	$134,449	$(14,823)	$(78,454)	$41,473

Exercise of stock options	439	4	1,710	—	—	1,714
Stock-based compensation expense	—	—	533	—	—	533
Shares issued to trust	67	1	172	—	—	173
Net income	—	—	—	10,019	—	10,019
Translation adjustments	—	—	—	—	131	131
Net loss on defined benefit pension plan	—	—	—	—	(24,242)	(24,242)

Comprehensive loss	—	—	—	—	—	(14,092)

Balance, June 29, 2008	30,620	$306	$136,864	$(4,804)	$(102,565)	$29,801

The accompanying notes are an integral part of these consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended (Amounts in thousands)	June 29, 2008	July 1, 2007	July 2, 2006
Cash flows from continuing operating activities:
Net income (loss) from continuing operations	$6,535	$(2,770)	$(7,091)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,014	1,391	1,081
Amortization	214	580	906
Write-off of deferred financing	—	670	—
Pension expense	186	1,978	3,744
Stock based compensation expense	640	1,555	500
Deferred income tax provision	900	900	1,102
Changes in operating assets and liabilities	(2,657)	(3,438)	2,812
Cash contribution to pension fund	(2,755)	(30,000)	—

Total adjustments	(2,458)	(26,364)	10,145

Net cash provided by (used in) continuing operating activities	4,077	(29,134)	3,054

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	—	63,546	—
Purchase of business	(1,750)	—	—
Proceeds from (deposit into) escrow account	22,596	(250)	(22,602)
Capital expenditures	(955)	(1,572)	(957)

Net cash provided by (used in) investing activities	19,891	61,724	(23,559)

Cash flow from financing activities:
Proceeds from issuance of common stock	1,887	3,323	310
Borrowings under long term notes	—	—	18,000
Repayment of long term notes	—	(18,000)	—
Borrowings (repayments) under line-of-credit agreements	—	(9,412)	5,485
Principal payments under capital lease obligations	(11)	(11)	(10)
Increase in deferred financing costs	—	(210)	(1,865)

Net cash provided by (used in) financing activities	1,876	(24,310)	21,920

Cash flows from discontinued operations:
Provided by (used in) operating activities	(16,038)	3,120	350
Used in investing activities	—	(930)	(5,308)
Provided by (used in) financing activities	—	(5,162)	3,044

Cash used in discontinued operations	(16,038)	(2,972)	(1,914)

Net increase (decrease) in cash	9,806	5,308	(499)
Cash at the beginning of the period	5,404	96	595

Cash at the end of the period	$15,210	$5,404	$96

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in the notes to consolidated financial statements are expressed in thousands unless otherwise noted, except share and per share data)

1. Summary of Significant Accounting Policies

Profile

        Magnetek, Inc. (the "Company" or "Magnetek") is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator and energy delivery applications. The Company's products consist primarily of programmable motion control and power conditioning systems used on the following applications: overhead cranes and hoists; elevators; coal mining equipment; and alternative energy.

Basis of Presentation

        The consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

        The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest June 30. The fiscal years ended June 29, 2008, July 1, 2007, and July 2, 2006, each contained 52 weeks.

Reclassification

        Certain prior year amounts were reclassified to conform to the current year presentation, including the classification of the telecom power systems business results of operations from continuing operations to discontinued operations and the reclassification of the related assets to be disposed of as held-for-sale.

Use of Estimates

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

  Accounts Receivable

    Accounts receivable represent receivables from customers in the ordinary course of business. The Company is subject to losses from uncollectible receivables in excess of its allowances. The Company maintains allowances for doubtful accounts for estimated losses from customers' inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns. If the financial conditions of the Company's customers were to deteriorate and impair their ability to make payments, additional allowances may be required in future periods. The Company's management believes that all appropriate allowances have been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

  Inventories

    The Company's inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method, including material, labor and factory overhead. Existing inventory on hand may exceed future demand either because the product is obsolete, or the amount on hand is more than can be used to meet future needs. The Company identifies potentially obsolete and excess inventory by evaluating overall inventory levels in relation to past and anticipated usage levels. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare those with the current or committed inventory levels. If future demand requirements are less favorable than those projected by management, additional inventory write-downs may be required.

  Reserves for Litigation and Environmental Issues

    The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. The accounting for such events is prescribed under Statement of Financial Accounting Standard ("SFAS") No. 5, Accounting for Contingencies. SFAS No. 5 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur. SFAS No. 5 does not permit the accrual of gain contingencies under any circumstances. For loss contingencies, the loss must be accrued if information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events; and the amount of the loss can be reasonably estimated.

    The accrual of a contingency involves considerable judgment on the part of management. The Company uses its internal expertise, and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.

  Income Taxes

    The Company uses the liability method to account for income taxes. The preparation of consolidated financial statements involves estimating the Company's current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. An assessment of the recoverability of deferred tax assets is made, and a valuation allowance is established if necessary based upon this assessment.

  Pension Benefits

    The valuation of the Company's pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns and mortality rates. Changes in assumptions and future investment returns could potentially have a material impact on the Company's expenses and related funding requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Restricted Cash

        At June 29, 2008, the Company had $256 of restricted cash related to minimum balance requirements associated with procurement of certain raw materials and supplies.

Revenue Recognition

        The Company's policy is to recognize revenue when the earnings process is complete. The criteria used in making this determination are persuasive evidence that an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Sales are recorded net of returns and allowances, which are estimated using historical data, at the time of sale.

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

Property, Plant and Equipment

        Additions and improvements are capitalized at cost, whereas expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful lives of the respective assets principally on the straight-line method (machinery and equipment normally five to ten years; buildings and leasehold improvements over the shorter of the lease term or the economic life, estimated at ten to forty years).

Goodwill

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the carrying value of goodwill at least annually, and more frequently if indicators of potential impairment arise.

Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amended SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

        The Company adopted SFAS No. 123 (R) in fiscal year 2006 and selected the modified prospective method of adoption in which compensation cost is recognized beginning with the effective date. Prior to fiscal year 2006, as was permitted under SFAS No. 123, the Company accounted for stock-based awards using the intrinsic-value method under APB No. 25. Under APB No. 25, the Company recognized no compensation expense with respect to such awards, as the exercise prices of stock option grants were always equal to or greater than the market price of the stock at the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Compensation expense related to all stock-based awards for fiscal years 2008, 2007 and 2006 is included in selling, general and administrative expense in the consolidated statements of operations. No tax benefit was recorded on the stock compensation expense for fiscal years 2008, 2007 and 2006 due to deferred tax valuation allowances recorded by the Company in those years.

Recent Accounting Pronouncements

        In September 2006, the FASB issued under SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, which requires the Company to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for the Company's fiscal year ended July 1, 2007, while the requirement to measure the funded status as of fiscal year-end is not effective for the Company until fiscal 2009. The Company's adoption of SFAS No. 158 in fiscal 2007 did not have a material effect on its financial position, results of operations or cash flows (see Note 13 of Notes to Consolidated Financial Statements).

        On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 creates a single model to address uncertainty in tax positions, clarifying the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes.

        FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is "more-likely-than-not" to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.

        FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations, or liquidity.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this statement.

Research and Development

        Expenditures for research and development are charged to expense as incurred and totaled $3,179, $4,231 and $4,056 for the fiscal years 2008, 2007 and 2006, respectively.

Advertising

        Expenditures for advertising are charged to expense as incurred and totaled $114, $119 and $245 for the fiscal years 2008, 2007 and 2006, respectively.

Foreign Currency Translation

        The Company's foreign entities' accounts are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at the rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive gain or loss in stockholders' equity.

Deferred Financing Costs

        Costs incurred to obtain financing are deferred and included in other assets in the consolidated balance sheets. Deferred financing costs are amortized over the term of the financing facility, and related amortization expense was $214, $1,250, and $906 for the fiscal years 2008, 2007 and 2006, respectively. Amortization expense for fiscal 2007 includes the write-off of $670 related to early repayment of the Company's term loan (see Note 6 of Notes to Consolidated Financial Statements). These expenses are included in interest expense in the consolidated statements of operations.

Earnings Per Share

        In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal year.

2. Discontinued Operations

        The Company's telecom power systems business, to be divested, and the Company's power electronics business, divested in October 2006, as well as certain expenses incurred related to businesses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Discontinued Operations (Continued)

the Company no longer owns, are classified as discontinued operations. The results of discontinued operations follow:

For the years ended	June 29, 2008	July 1, 2007	July 2, 2006
Income (loss) from discontinued operations before interest and income taxes	$3,484	$(3,850)	$(41,415)
Loss on sale of power electronics business	—	(420)	—
Interest expense, net	—	521	1,357
Provision (benefit) for income taxes	—	431	(3,014)

Income (loss) from discontinued operations	$3,484	$(5,222)	$(39,758)

        Income from discontinued operations in fiscal 2008 was comprised of a net settlement gain of $3.8 million from a previous agreement with Federal-Mogul and income of $3.5 million to reduce the Company's accrual for a patent award payable upon resolution of the claim (see Note 11 of Notes to Consolidated Financial Statements), partially offset by losses and write-offs in the Company's discontinued telecom power systems business of $2.7 million and other expenses related to previously divested businesses of $1.1 million.

        Loss from discontinued operations in fiscal 2007 was comprised of losses in the discontinued telecom power systems business of $2.4 million, losses in the divested power electronics business of $2.3 million, expenses related to previously divested businesses of $1.7 million, a loss recorded on the sale of the power electronics business of $0.4 million, partially offset by a net $1.6 million of income from the favorable settlement of a development dispute.

        Loss from discontinued operations in fiscal 2006 was comprised of a goodwill impairment charge of $22.4 million and a charge for the write-off of the net basis of assets held for sale related to reclassification of accumulated currency translation adjustment amounts of $10.6 million related to the planned divestiture of the power electronics business, operating losses in the divested power electronics business of $2.8 million, other expenses related to businesses the Company no longer owns, mainly legal fees in the patent infringement claim and environmental issues, as well as asbestos-related costs, totaling $3.6 million, and operating losses in the telecom power systems business of $0.4 million.

        During fiscal year 2008, the Company committed to a plan to divest its telecom power systems business. As a result, the Company reclassified the assets to be disposed of as held for sale at June 29, 2008, and classified the operating results of the business as discontinued operations. Assets held for sale are composed primarily of inventory. The results of the Company's telecom power systems business follow:

For the years ended	June 29, 2008	July 1, 2007	July 2, 2006
Net sales	$9,738	$16,069	$18,555

Loss from discontinued operations	$(1,024)	$(2,416)	$(412)
Charges to adjust to fair market value	(1,683)	—	—

Loss from discontinued operations—telecom power systems business	$(2,707)	$(2,416)	$(412)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Discontinued Operations (Continued)

        During fiscal year 2006, the Company committed to a plan to divest its power electronics business. As a result, in June 2006, the Company reclassified the assets and liabilities as held for sale and the results of this business as discontinued operations. The Company sold the business to Power-One, Inc. (see Note 3 of Notes to Consolidated Financial Statements), in October, 2006.

        The results of the Company's divested power electronics business follow:

For the years ended	July 1, 2007	July 2, 2006
Net sales	$53,545	$156,820

Loss from discontinued operations before interest and income taxes	$(1,319)	$(37,388)
Interest expense, net	521	1,357
Provision (benefit) for income taxes	431	(3,014)

Loss from discontinued operations—divested power electronics business	$(2,271)	$(35,731)

3. Acquisitions and Divestitures

        In February 2008, the Company purchased substantially all of the net assets, primarily accounts receivable, inventory and accounts payable, of Enrange LLC ("Enrange") for cash of approximately $1.75 million, a deferred payment of $0.75 million due in February 2009 and contingent payments due over a three year period based on the future operating performance of the business under a negotiated earn-out schedule. The minimum contingent payments due under the earn-out schedule are $0.2 million, while achievement of 100% of target performance would result in additional payments of $0.4 million over the three year period. The excess of purchase price over the fair value of the net assets acquired was approximately $2.2 million and was recognized as goodwill. Enrange manufactures radio remote controls for material handling and other industrial applications. The operating results of Enrange have been included in the Company's consolidated results effective as of the acquisition date.

        In October, 2006, the Company completed the sale of its power electronics business to Power-One, Inc. ("Power-One"). The transaction, which satisfied all applicable regulatory approvals and other customary closing conditions, included payment by Power-One to the Company of $68.0 million in cash and the assumption by Power-One of approximately $16.0 million of the Company's debt, representing the total debt balances outstanding of the Company's subsidiary Magnetek, S.p.A. The Company used approximately $29.0 million of the proceeds to repay all of its remaining outstanding debt and in December 2006 made a contribution of $30.0 million to its defined benefit pension plan. The Company used the remainder of the proceeds from the sale of the business primarily to fund ongoing operations.

        The Company's power electronics business was comprised mainly of the Company's wholly-owned subsidiaries Magnetek S.p.A. (Italy), Magnetek Kft. (Hungary) and Magnetek Electronics Co., Ltd. (China), and a North American division located in Chatsworth, California. Pursuant to the purchase and sale agreement by and between the Company and Power-One, Power-One purchased the business through the acquisition of all of the outstanding shares of Magnetek, S.p.A., a subsidiary of the Company, and of the assets and liabilities of the U.S. division of the business. The terms of the agreement were negotiated at arms-length. The agreement provided for a final purchase price adjustment to be negotiated primarily based on changes in tangible net worth of the business from September 28, 2006, to the October 23, 2006, closing date. In February 2007, the Company and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions and Divestitures (Continued)

Power-One completed negotiations of the final purchase price adjustment. As a result, the Company paid a final settlement to Power-One of $2.3 million and recorded a loss on the sale of the power electronics business of $0.4 million (net of amounts previously accrued), included in loss from discontinued operations in the accompanying consolidated statements of operations for year ended July 1, 2007.

        The agreement also provides indemnification for breaches of representations and warranties and other customary matters that the Company believes are typical for this type of transaction, including indemnifications for certain tax, legal, environmental and warranty issues.

        The consolidated balance sheet as of June 29, 2008, includes certain accrued liabilities which represent the Company's best estimate of remaining closing costs and contingent liabilities related to the indemnification provisions of the purchase and sale agreement. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification. Any future adjustment to currently recorded closing cost estimates or contingencies related to indemnifications based upon changes in circumstances would also be recorded as a gain or loss on the sale of the business in discontinued operations.

4. Goodwill

        The change in the carrying value of goodwill for the years ended June 29, 2008, and July 1, 2007, follows:

	June 29, 2008	July 1, 2007
Balance at beginning of year	$28,187	$28,150
Acquisition of business	2,235	—
Currency translation	42	37

Balance at end of year	$30,464	$28,187

5. Inventories

        Inventories consist of the following:

	June 29, 2008	July 1, 2007
Raw materials	$7,676	$7,608
Work-in-process	1,071	1,276
Finished goods	3,778	3,611

	$12,525	$12,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Bank Borrowing Arrangements

        Long-term debt consists of the following:

	June 29, 2008	July 1, 2007
Capital lease obligations	$21	$32
Less current portion	9	11

Long-term debt, net of current portion	$12	$21

Bank Borrowing Arrangements

        In November 2007, the Company entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the "Associated facility"). Borrowings under the Associated facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable. The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company's ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures. Borrowings under the Associated facility are secured by the Company's accounts receivable and inventory. The Associated facility expires in November 2009 unless extended by the parties prior to that time. The Company is currently in compliance with all covenants and there were no amounts outstanding under the Associated facility as of June 29, 2008.

        In September, 2005, the Company entered into an agreement with Ableco Finance LLC ("Ableco") providing for an $18 million term loan and an agreement with Wells Fargo Foothill, Inc. ("WFF") providing for a $13 million revolving credit facility.

        In November 2005, under terms of the financing agreements with WFF and Ableco, the Company deposited $22.6 million into an escrow account to fund the Nilssen arbitration award (see Note 11 of Notes to Consolidated Financial Statements). The deposit is reported as restricted cash in the accompanying consolidated balance sheet as of July 1, 2007. In June 2008, the funds were released from escrow in connection with the Company's settlement agreement with Nilssen, and the Company used $18.8 million of the funds for the related settlement payment.

        As discussed in Notes 2 and 3 of the Notes to Consolidated Financial Statements, the Company completed the divestiture of its power electronics business in October 2006. The Company used a portion of the proceeds from the divestiture to repay all borrowings outstanding under its term loan and revolving credit facility. In accordance with provisions of the agreement with Ableco, the agreement was terminated prior to the December 2007 expiration date in exchange for a $0.3 million prepayment penalty by the Company, paid in November 2006. The prepayment penalty is included in other expense in the consolidated statements of operations for fiscal 2007. In addition, the write-off of deferred financing costs of $0.7 million related to the term loan is included in interest expense in the consolidated statements of operations for fiscal 2007. In November 2007, based upon mutual agreement between the Company and WFF, the revolving credit agreement was terminated without penalty prior to its expiration date of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the fiscal years ended:

	June 29, 2008	July 1, 2007	July 2, 2006
Numerator:
Income (loss) from continuing operations	$6,535	$(2,770)	$(7,091)
Income (loss) from discontinued operations	3,484	(5,222)	(39,758)

Net income (loss)	$10,019	$(7,992)	$(46,849)

Denominator:
Weighted average shares for basic loss per share	30,367	29,435	28,931
Add dilutive effect of stock options outstanding	226	—	—

Weighted average shares for diluted loss per share	30,593	29,435	28,931

Income (loss) per share, basic and diluted:
Income (loss) per share from continuing operations—basic	$0.22	$(0.09)	$(0.25)
Income (loss) per share from continuing operations— diluted	$0.21	$(0.09)	$(0.25)
Income (loss) per share from discontinued operations—basic and diluted	$0.11	$(0.18)	$(1.37)
Net income (loss) per share—basic and diluted	$0.33	$(0.27)	$(1.62)

        Due to the loss from continuing operations, the loss from discontinued operations, and the net loss for the fiscal years ended July 1, 2007, and July 2, 2006, the dilutive effect of stock options outstanding was excluded from the calculation of diluted loss per share for all periods presented, as the impact would be anti-dilutive.

8. Fair Values of Financial Instruments

        The carrying amounts of certain financial instruments including cash, restricted cash, accounts receivable and accounts payable approximate their fair values based on the short-term nature of these instruments. In addition, the Company's investment in an annuity contract of $5.9 million and $6.0 million at June 29, 2008, and July 1, 2007, respectively is recorded at fair value based on quoted market prices. The annuity contract is included in other assets in the accompanying consolidated balance sheets.

9. Restructuring Costs

        During fiscal 2007, the Company completed a series of restructuring activities that impacted its operating results. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002, be recognized when the liability is incurred, with the exception of termination of certain leases and contracts.

        Following the divestiture of its power electronics business in October, 2006, the Company downsized and relocated its corporate office to Menomonee Falls, Wisconsin from Chatsworth, California. In addition, the Company decided to restructure its telecom power business, including relocating the manufacturing operations from Dallas, Texas to Menomonee Falls.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Restructuring Costs (Continued)

        The consolidated statement of operations for fiscal 2007 includes severance and related costs of $1.9 million related to downsizing the corporate office, of which $0.6 million is included in research and development expense and $1.3 million is included in selling, general and administrative expense. All of the severance amounts were paid during fiscal 2007.

        Costs incurred during fiscal 2007 related to the restructuring and relocation of the telecom power business, including inventory charges and duplicate facility and labor costs, were $0.9 million, which are included in loss from discontinued operations in the consolidated statements of operations for fiscal 2007. The Company completed these restructuring activities during fiscal 2007.

10. Income Taxes

        The provision (benefit) for income taxes consists of the following:

Fiscal year ended	June 29, 2008	July 1, 2007	July 2, 2006
Continuing Operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	118	393	437
Deferred:
Federal	900	900	1,102
State and foreign	—	—	—

Total continuing operations	$1,018	$1,293	$1,539

Discontinued Operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	431	1,505
Deferred:
Federal	—	—	(3,133)
State and foreign	—	—	(1,386)

Total discontinued operations	$—	$431	$(3,014)

Total Company:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	118	824	1,942
Deferred:
Federal	900	900	(2,031)
State and foreign	—	—	(1,386)

Total income tax provision (benefit)	$1,018	$1,724	$(1,475)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        A reconciliation of the Company's effective tax rate for continuing operations to the statutory Federal tax rate follows:

	June 29, 2008		July 1, 2007		July 2, 2006
Fiscal year ended	Amount	%	Amount	%	Amount	%
Provision (benefit) computed at the statutory rate	$2,644	35.0	$(1,363)	35.0	$(1,943)	35.0
Losses not benefited	—	—	2,656	(68.2)	3,482	(62.7)
Use of net operating losses	(1,455)	(19.3)	—	—	—	—
Foreign taxes	(171)	(2.2)	—	—	—	—

Total income tax provision	$1,018	13.5	$1,293	(33.2)	$1,539	(27.7)

        Income before provision for income taxes of the Company's foreign subsidiaries (located in Canada and the United Kingdom) included in continuing operations was approximately $854, $1,124 and $1,192 for fiscal years 2008, 2007 and 2006 respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 29, 2008, and July 1, 2007, follow:

	June 29, 2008	July 1, 2007
Deferred tax liabilities:
Depreciation and amortization (including differences in the basis of acquired assets)	$(3,993)	$(3,080)

Total deferred tax liabilities	(3,993)	(3,080)

Deferred tax assets:
Accrued arbitration award, inventory and other reserves	2,556	12,249
Net operating loss and capital loss carryforwards	95,037	85,325

Total gross deferred tax assets	97,593	97,574
Less: valuation allowance	(97,486)	(97,480)

Deferred tax assets less valuation allowance	107	94

Net deferred tax liability	$(3,886)	$(2,986)

        The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. To the extent the Company believes that recovery is unlikely, a valuation allowance is established against its deferred tax asset, which increases the Company's income tax expense in the period such determination is made. Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

        The Company has a net operating carryforward ("NOL") for U.S. federal tax purposes of $206 million and $188 million as of June 29, 2008, and July 1, 2007, respectively. The potential tax benefit of all carryforwards has been fully reserved with a valuation allowance and therefore there is no net tax asset on the consolidated balance sheets related to this asset at June 29, 2008 or July 1, 2007. The Company's NOL has carryforward periods of 15 to 20 years with expiration dates ranging from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

2013 to 2028. As the balance sheet reflects no benefit of such NOL's, the Company anticipates that no federal tax liability (other than alternative minimum tax) would be recorded if and when U.S. taxable income is generated and such carryforwards are utilized.

        The Company is currently evaluating whether ordinary transfers of the Company's common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code. If such ownership change has occurred, utilization of the Company's net operating loss carryforwards may be subject to annual limitation provisions per the Internal Revenue Code and similar state provisions. Such an annual limitation could defer the utilization of loss carryforwards, accelerate payment of federal income taxes, and could result in the expiration of a portion of the net operating loss carryforwards before utilization. An ownership change under Section 382 of the Internal Revenue Code would not have a material adverse effect on the Company's results of operations or financial position, as the Company has provided a full valuation allowance against all of its deferred tax assets.

11. Commitments and Contingencies

  Leases

        The Company leases certain facilities and machinery and equipment primarily under operating lease arrangements, which generally provide renewal options. Future minimum rental payments under noncancelable operating leases as of June 29, 2008, follow:

Fiscal Year	Minimum Lease Payments	Minimum Sublease Rentals	Net Lease Payments
2009	$3,074	$2,025	$1,049
2010	2,564	2,066	498
2011	2,516	345	2,171
2012	2,459	—	2,459
2013	2,364	—	2,364
Thereafter	4,744	—	4,744

	$17,721	$4,436	$13,285

        For fiscal years 2008, 2007 and 2006, rent expense was $3.1 million, $2.8 million and $2.8 million respectively, while sublease rental income was $1.9 million in each fiscal year.

Litigation—Product Liability

        The Company is involved in a product liability lawsuit related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. ("MXT"). The lawsuit was initially filed by Robert Redman in Cook County, Illinois in 1998 against MXT and other defendants, but now is pending only against MXT and Electromotive Systems, Inc., a non-affiliated third party. The claim pre-dated the acquisition and was tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims, and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights. The lawsuit seeks damages for personal injuries allegedly incurred by Mr. Redman due to an allegedly defective radio control product manufactured by MXT. Management believes that the insurers will bear all liability, if any, with respect to the case and that the proceeding will not have a material adverse effect on the Company's results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company's insurance carrier and legal counsel has been retained to represent the Company. Plaintiff's claim for damages is unknown at this time, but management believes that its insurers will bear all liability in excess of deductible amounts for the claim, if any.

        The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company's ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers of the previously acquired businesses. The Company has also filed late claims in the Federal-Mogul bankruptcy proceedings to recover attorney's fees paid for the defense of these claims. The Company and Federal-Mogul entered into a settlement agreement under which the Company is entitled to receive amounts from a settlement trust established under Federal-Mogul's reorganization plan and funded by insurance proceeds. The Company is entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases. Federal-Mogul and the settlement trust have control over the collection process. The settlement was subject to final approval of Federal-Mogul's Reorganization Plan, which was confirmed and approved by the Bankruptcy Court in December 2007. During the third quarter of fiscal 2008, the Company received funds aggregating $4.5 million from the settlement trust, of which $3.8 million (cash receipts less current period legal fees) is included in income from discontinued operations in the fiscal year ended June 29, 2008. The amount represents primarily the recovery of previously incurred legal fees for the defense of these asbestos-related lawsuits. As the Federal-Mogul settlement trust receives additional funds based on any settlements with other insurers, Magnetek will be entitled to receive a percentage of those funds based on the terms described above. Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies. Federal-Mogul, the Company and other defendants filed responsive pleadings and motions relating to the case, and the court recently granted the motions to stay the declaratory judgment action. Some of these insurers have appealed such ruling. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation—Patent Infringement

        In April 1998, Ole K. Nilssen ("Nilssen") filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by the Company of seven of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude the Company from making, using or selling products allegedly infringing his patents. The Company denied that its products infringed any valid patent and filed a response asserting affirmative defenses, as well as a counterclaim for a judicial declaration that its products do not infringe the patents asserted by Mr. Nilssen and also that the asserted patents are invalid. In April 2003, Nilssen's lawsuit and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

counterclaims were dismissed with prejudice and both parties agreed to submit limited issues in dispute to binding arbitration before an arbitrator with a relevant technical background. The arbitration occurred in November 2004 and a decision awarding Nilssen $23.4 million was issued on April 29, 2005, to be paid within ten days of the award. Nilssen's counsel filed a motion to enter the award in U.S. District Court for the Northern District of Illinois (the "Court"), and Magnetek filed a counter-motion to vacate the award for a number of reasons, including that the award was fraudulently obtained. Magnetek's request for oral argument was granted and the hearing took place on October 19, 2005. In April 2008, the arbitration award was confirmed in a judgment entered by the Court; the net amount due and unpaid on the arbitration award was $22 million. The Company subsequently filed an appeal of the judgment with the U.S. Court of Appeals for the Seventh Circuit In connection with the appeal, Magnetek filed a motion to stay enforcement of the judgment and posted a letter of credit to secure the judgment pending the appeal. Nilssen filed a motion for modification of the judgment to include post-award pre-judgment interest in the amount of $5.9 million, which was opposed by Magnetek. As a result of Nilssen's motion for interest, the Company increased its accrual for the arbitration award by $3.2 million in March 2008. In June 2008 Magnetek entered into a settlement agreement with Nilssen and Geo Foundation, Ltd ("Geo") to settle the arbitration award. Under the terms of the settlement agreement, Magnetek paid $18.8 million in full satisfaction of the claims that Nilssen and/or Geo had to the unpaid balance of the arbitration award as well as claims for post-award pre-judgment interest and post-judgment interest. In connection with the settlement, the Company's appeal was dismissed and Nilssen's motion for modification of the judgment was withdrawn.

        In June 2001, the Company sold its lighting business to Universal Lighting Technologies, Inc. ("ULT"), and agreed to provide a limited indemnification against certain claims of infringement that Nilssen might allege against ULT. In February 2003, Nilssen filed a second lawsuit in the U.S. District Court for the Northern District of Illinois alleging infringement by ULT of twenty-nine of his patents pertaining to electronic ballast technology, and seeking unspecified damages and injunctive relief to preclude ULT from making, using or selling products allegedly infringing his patents. ULT made a claim for indemnification, which the Company accepted, subject to the limitations set forth in the sale agreement. The case was transferred to the Middle District of Tennessee. Nilssen voluntarily dismissed all but four of the patents from the lawsuit. The Company denies that the products for which it has an indemnification obligation to ULT infringe any valid patent and responded on behalf of ULT asserting affirmative defenses, as well as a counterclaim for a judicial declaration that the patents are unenforceable and invalid and that the products do not infringe Nilssen's patents. The case against ULT was stayed pending Nilssen's appeal of an unfavorable decision against him in another case that could influence the outcome of his lawsuits against ULT. Nilssen and ULT entered into a consent judgment for the dismissal of the ULT case on collateral estoppel grounds based on unfavorable decisions against Nilssen in two other cases, which consent judgment was entered by the Court in April 2008. The consent judgment is without prejudice to Nilssen's right to bring a motion to set aside the judgment if the patent unenforceability determinations in either of the other two cases is vacated or reversed. The decision in one such case was upheld on appeal. ULT has filed a motion seeking costs and attorney's fees as the prevailing party. ULT requested a re-examination of the patents at issue by the Patent and Trademark Office (PTO) and the PTO rejected claims in all of the patents at issue in the lawsuit against ULT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Litigation—Other

        In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $5.4 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One, Inc. in October 2006. The Company's reply brief was filed in March 2008. The Company believes the claim is without merit and intends to vigorously defend against it.

Environmental Matters—General

        From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during fiscal years 2008, 2007 or 2006.

        The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2008, 2007 or 2006. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Century Electric (McMinnville, Tennessee)

        Prior to the Company's purchase of Century Electric, Inc. ("Century Electric") in 1986, Century Electric acquired a business from Gould Inc. ("Gould") in May 1983 that included a leasehold interest in a fractional horsepower electric motor manufacturing facility located in McMinnville, Tennessee. Gould agreed to indemnify Century Electric from and against liabilities and expenses arising out of the handling and cleanup of certain waste materials, including but not limited to cleaning up any polychlorinated biphenyls ("PCBs") at the McMinnville facility (the "1983 Indemnity"). The presence of PCBs and other substances, including solvents, in the soil and in the groundwater underlying the facility and in certain offsite soil, sediment and biota samples has been identified. The McMinnville plant is listed as a Tennessee Inactive Hazardous Waste Substance Site and plant employees were notified of the presence of contaminants at the facility. Gould has completed an interim remedial excavation and disposal of onsite soil containing PCBs and a preliminary investigation and cleanup of certain onsite and offsite contamination. The Company believes the cost of further investigation and remediation (including ancillary costs) are covered by the 1983 Indemnity. The Company sold its leasehold interest in the McMinnville plant in August 1999 and while the Company believes that Gould

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

will continue to perform substantially under its indemnity obligations, Gould's substantial failure to perform such obligations could have a material adverse effect on the Company's financial position, cash flows and results of operations.

Environmental—Effect of Fruit of the Loom Bankruptcy (Bridgeport, Connecticut)

        In 1986, the Company acquired the stock of Universal Manufacturing Company ("Universal") from a predecessor of Fruit of the Loom ("FOL"), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement include completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. The Company's leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of the Company's transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.

        In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Division of the Court, which subsequently denied motions for summary judgment filed by the plaintiff, The Sergy Company, LLC ("Sergy"), as well as the counter motion for summary judgment filed by the Company. Sergy's amended complaint alleges a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company's amended answer, affirmative defenses and counterclaims. The case is in the discovery and motions phase. The Company's request to add additional potentially responsible parties as defendants was granted by the Court. In January 2007, the Connecticut Department of Environmental Protection ("DEP") requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company has retained an environmental consultant to review and prepare a report on historical operations and environmental activities at the Bridgeport facility. The Company has recorded a liability of $0.3 million related to the Bridgeport facility, representing the Company's best estimate of future legal fees and site investigation costs, the majority of which is expected to be incurred during fiscal 2009. The liability, included in accrued liabilities in the consolidated balance sheet as of June 29, 2008, does not include any estimated remediation costs. FOL's inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Litigation—Breach of Contract

        In May 2007 the Company entered into an agreement to settle litigation with Samsung Electro-Mechanics Co., Ltd. (SEMCO), a Korean corporation, whereby SEMCO agreed to pay the Company the total sum of $2.1 million in four semi-annual installments between June 2007 and December 2008 to resolve a dispute in a development agreement. The net present value of the settlement amount net of legal fees incurred related to the settlement, or $1.6 million, is included in results of discontinued operations in the accompanying consolidated statement of operations for fiscal 2007.

Letters of Credit

        The Company had approximately $0.9 million of outstanding letters of credit as of June 29, 2008.

12. Stock-Based Compensation Agreements

        The Company has two stock option plans (the "Plans"), one of which provides for the issuance of both incentive stock options (under Section 422A of the Internal Revenue Code of 1986) and non-qualified stock options at exercise prices not less than the fair market value at the date of grant, and one of which provides only for the issuance of non-qualified stock options at exercise prices not less than the fair market value at the date of grant. One of the Plans also provides for the issuance of stock appreciation rights, restricted stock, incentive bonuses and incentive stock units. The total number of shares of the Company's common stock authorized to be issued upon exercise of the stock options and other stock rights under the Plans is 2,100,000.

        Under the provisions of the Company's Plans, key employees and non-employee directors may be granted options to purchase shares of Magnetek common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Company's Board of Directors, with vesting periods generally ranging from two to four years. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive. Following is a table of the weighted average fair value of the Company's stock option grants for fiscal years 2008, 2007 and 2006, using the Black-Scholes valuation model, assuming no dividends, with the following assumptions:

	Options
	2008	2007	2006
Expected life in years	5.6	6.1	6.1
Expected stock price volatility	64.1%	65.5%	66.6%
Risk-free interest rate	3.0%	4.9%	5.1%
Options granted (in thousands)	350	123	45
Weighted average fair value of options granted	$2.26	$3.42	$1.65

        Compensation expense related to stock option awards is recognized ratably over the vesting period.

        The Company also awards restricted shares of the Company's common stock to key employees under the provisions of one of the Plans. All restrictions on the shares expire after completion of a service period, typically four years, as determined by the Compensation Committee of the Company's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Agreements (Continued)

Board of Directors. Shares are valued at the market price on the date of award. Compensation expense related to these awards is recognized ratably over the service period.

        A summary of certain information with respect to outstanding stock options under the Plans follows (options in thousands):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000's)
Options outstanding, July 3, 2005	8,178	$8.77
Granted	45	2.53
Exercised	(3)	3.35	$2
Canceled	(1,131)	10.05

Options outstanding, July 2, 2006	7,089	$8.53	$19

Granted	123	5.33
Exercised	(783)	3.90	$1,118
Canceled	(1,145)	9.28

Options outstanding, July 1, 2007	5,284	$8.96	$1,344

Granted	350	3.67
Exercised	(431)	3.90	$287
Canceled	(1,790)	12.02

Options outstanding, June 29, 2008	3,413	$7.46	$467

Exercisable options, July 2, 2006	7,003	$8.59	$8
Exercisable options, July 1, 2007	5,151	$9.07	1,314
Exercisable options, June 29, 2008	2,992	$7.97	$241

        The following table provides information regarding exercisable and outstanding options as of June 29, 2008 (options in thousands):

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)
$2.50—$5.00	535	$3.80	5.2	897	$3.73	6.9
$5.00—$7.50	714	6.53	4.6	773	6.44	4.9
$7.50—$10.00	1,101	8.57	2.4	1,101	8.57	2.4
Over $10.00	642	12.00	2.4	642	12.00	2.4

Total	2,992	$7.97	3.4	3,413	$7.46	4.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Agreements (Continued)

        The following table provides information regarding vested and unvested restricted stock activity for the fiscal years 2006, 2007 and 2008 (shares in thousands):

	Shares	Weighted average grant date fair value	Weighted average grant date fair value
Unvested at July 3, 2005	—	$—
Granted	500	2.77
Vested	—	—
Forfeited	—	—
Unvested at July 2, 2006	500	$2.77

Granted	90	$4.98
Vested	(117)	2.77	$566
Forfeited	(178)	2.77
Unvested at July 1, 2007	295	$3.44

Granted	84	$3.61
Vested	—	—
Forfeited	—	—
Unvested at June 29, 2008	379	$3.48

        The following table summarizes stock-based compensation expense included in sales, general and administrative expense in the accompanying consolidated statements of operations related to all share-based awards for the fiscal years ended:

	June 29, 2008	July 1, 2007	July 2, 2006
Fiscal 2006 restricted stock grant	$117	$334	$354
Fiscal 2007 restricted stock grant and CEO bonus	274	136	—
Fiscal 2007 stock option grants	86	38	—
Fiscal 2008 restricted stock grant	31	—	—
Fiscal 2008 stock option grants	76	—	—
Director stock option grants	56	95	146
Shares granted to the Company's former CEO	—	952	—

Total stock-based compensation expense	$640	$1,555	$500

        As of June 29, 2008, there was $1.7 million of total unrecognized compensation cost related to all stock option and restricted share grants, to be expensed ratably over a weighted-average remaining period of 2.7 years.

13. Employee Benefit Plans

        The Company maintains a defined benefit retirement plan ("the Plan") for the benefit of eligible employees, former employees and retirees in the U.S. Effective June 30, 2003, the Plan was frozen and no future compensation credits will be accrued to participants' individual accounts, although participant accounts will continue to be credited with interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

        As discussed in Note 1, in fiscal 2007 the Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, which requires the Company to recognize the funded status of the defined benefit postretirement plan in the consolidated balance sheet and provide related disclosures. The Plan has been in a net under-funded position for the past several years, and as a result, the Company has recognized an additional minimum pension liability on its balance sheet in accordance with SFAS No. 87, Employers' Accounting for Pensions prior to the adoption of SFAS No. 158. The Plan's unrecognized losses of $120,571 and $96,329 (net of tax benefits of $17,000) at June 29, 2008, and July 1, 2007, respectively, have been recorded as a reduction to equity in "Accumulated Other Comprehensive Loss" on the Company's consolidated balance sheets.

        The Company funds the Plan in accordance with applicable employee benefit and tax laws, and made a voluntary $30.0 million contribution to the Plan during fiscal 2007. During 2006, Congress passed the Pension Protection Act of 2006 (the "Act") with the stated purpose of improving the funding of U.S. private pension plans. The Act introduces new funding requirements for qualified defined benefit pension plans, introduces benefit limitations for certain under-funded plans and raises tax deduction limits for contributions. The Act applies to pension plan years beginning after December 31, 2007.

        The Company made a contribution to the Plan of $2.8 million in April 2008. Based upon current actuarial projections and pension funding regulations, required contributions to the Plan during fiscal 2009 are estimated at approximately $11.0 million. Required contributions in years subsequent to fiscal 2009 could be significant and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the Plan.

        Plan fiduciaries set investment policies and strategies for the Plan's trust. The primary investment objectives are to maximize total return within a prudent level of risk, to fully diversify investment holdings, and to meet the long-term return target selected as an actuarial assumption. The Plan's fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations.

        Weighted average assumptions used to determine benefit cost and benefit obligation for the Plan follow:

	2008	2007
Discount rate used to determine benefit obligation	6.75%	6.25%
Discount rate used to determine benefit cost	6.25%	6.13%
Expected return on plan assets	9.00%	9.00%
Measurement date for pension benefit obligations	June 29, 2008	July 1, 2007

        The Company determines the expected return on plan assets based upon the overall expected long-term rate of return over the period that benefits are expected to be paid. This estimate considers the targeted allocation of plan assets among securities with various risk and return profiles and incorporates historical data as well as anticipated economic and market conditions. Plan assets are invested in a diversified mix of funds containing equity and debt securities through a professional investment manager with the objective to achieve targeted risk adjusted returns while maintaining liquidity sufficient to fund current benefit payments. Pension plan assets do not include any shares of Company common stock as June 29, 2008, and July 1, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

        Expected future benefit payments under the Plan for fiscal years are as follows: $11,357 in 2009; $10,932 in 2010; $10,930 in 2011; $11,420 in 2012; $11,785 in 2013; and $63,251 in 2014 through 2018.

        The allocation of Plan assets by investment type as of June 29, 2008, and July 1, 2007, follows:

Asset Category	June 29, 2008	July 1, 2007
Equity securities	64%	66%
Fixed income securities	36%	34%

Total	100%	100%

        Net periodic benefit costs (income) for the Company's pension plan for the fiscal years 2008, 2007 and 2006 follow:

	Pension Benefits
Fiscal year ended Components of Net Periodic Benefit Cost:	June 29, 2008	July 1, 2007	July 2, 2006
Interest cost	$10,425	$10,309	$9,788
Expected return on plan assets	(13,619)	(11,947)	(10,407)
Recognized net actuarial loss	3,380	3,616	4,363

Net periodic benefit cost	$186	$1,978	$3,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

        Pension benefit obligations at year-end, fair value of plan assets and prepaid benefit costs for the years ended June 29, 2008, and July 1, 2007, follow:

	June 29, 2008	July 1, 2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$172,329	$166,305
Interest cost	10,425	10,309
Actuarial loss	911	7,755
Benefits paid	(12,080)	(12,040)

Benefit obligation at end of year	$171,585	$172,329
Change in Plan Assets:
Fair value of plan assets at beginning of year	$156,364	$120,812
Actual return on plan assets	(13,092)	17,592
Employer contributions	2,755	30,000
Benefits paid	(12,080)	(12,040)

Fair value of plan assets at end of year	$133,947	$156,364
Funded status	$(37,638)	$(15,965)
Unrecognized net actuarial loss	120,571	96,329

Prepaid benefit cost	$82,933	$80,364
Amounts Recognized in Statement of Financial Position:
Pension benefit obligations, net	(37,638)	(15,965)
Accumulated other comprehensive loss	120,571	96,329

Net amount recognized	$82,933	$80,364

        Amounts included in accumulated other comprehensive loss, net of tax, at June 29, 2008, which have not yet been recognized in net periodic benefit cost, relate solely to unrecognized net actuarial losses of the Plan. During fiscal 2009, it is expected that $4.3 million of amounts included in accumulated other comprehensive loss will be recognized in net periodic benefit cost. Total net periodic benefit cost for fiscal 2009 is estimated at $3.4 million.

        In addition to the defined benefit retirement plans, the Company maintains a defined contribution (401k) savings plan for eligible employees. Contributions made to this plan by the Company were $471, $499, and $507 for the fiscal years 2008, 2007 and 2006 respectively.

14. Related Party Transactions

        The Company had an agreement with the Spectrum Group, Inc. ("Spectrum") which expired in December 2005, whereby Spectrum provided management services to the Company at an annual fee plus out of pocket expenses. The Company's former chairman is also the chairman, president and sole shareholder of Spectrum. Services provided included consultation and direct management assistance with respect to operations, strategic planning and other aspects of the business of the Company. Fees and expenses paid to Spectrum for these services under the agreement amounted to $390 in fiscal year 2006. There were no fees paid to Spectrum during fiscal year 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Warranties

        The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years. Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience, and are included in accrued liabilities in the accompanying consolidated balance sheets.

        Changes in the warranty reserve for fiscal 2008 and 2007 follow:

	June 29, 2008	July 1, 2007
Balance at beginning of year	$315	$464
Additions charged to earnings	818	121
Use of reserve for warranty obligations	(640)	(270)

Balance at end of year	$493	$315

16. Supplemental Cash Flow Information

        Changes in operating assets and liabilities of continuing operations follow:

Fiscal year ended	June 29, 2008	July 1, 2007	July 2, 2006
(Increase) decrease in accounts receivable	$(496)	$(3,330)	$54
Increase in inventories	(30)	(2,546)	(880)
(Increase) decrease in prepaids and other current assets	(233)	408	295
(Increase) decrease in other operating assets	(250)	2	1,436
Increase (decrease) in accounts payable	(1,831)	4,376	(541)
Increase (decrease) in accrued liabilities	183	(2,348)	2,448

	$(2,657)	$(3,438)	$2,812

Cash paid for interest and income taxes:
Interest	$34	$1,151	$2,122
Income taxes	$148	$744	$9

17. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following at June 29, 2008, and July 1, 2007:

	June 29, 2008	July 1, 2007
Unrecognized pension plan liabilities, net of $17,000 income tax benefit	$(103,571)	$(79,329)
Foreign currency translation adjustments	1,006	875

	$(102,565)	$(78,454)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Business Segment and Geographic Information

        The Company currently operates within a single business segment, digital power control systems. The Company sells its products primarily to large original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. The Company has one customer whose purchases represented 10% of the Company's total revenue in fiscal year 2008.

        Information with respect to the Company's foreign subsidiaries follows:

For the fiscal year	June 29, 2008	July 1, 2007	July 2, 2006
Sales	$13,054	$11,190	$9,749
Income from operations	854	1,124	1,192
Identifiable assets	9,103	7,713	6,509
Capital expenditures	23	98	63
Depreciation and amortization	58	62	75

        Sales by foreign subsidiaries include sales of products to customers within the U.S.

        Export sales from the United States were $5,510, $7,897 and $6,231 in fiscal years 2008, 2007 and 2006 respectively.

19. Quarterly Results (unaudited)

        The supplementary quarterly financial information presented below reflects the results of the Company's telecom power business and the results of the Company's divested power electronics business as discontinued operations for all periods presented as described in Note 2 of Notes to Consolidated Financial Statements.

Fiscal 2008 quarter ended	Sep 30, 2007	Dec 30, 2007	Mar 30, 2008	Jun 29, 2008
Net sales	$22,799	$25,389	$24,606	$27,245
Gross profit	6,853	6,989	6,783	8,819
Income from operations	1,136	1,823	1,398	2,426
Income from continuing operations before income taxes	1,348	2,023	1,624	2,558
Provision for income taxes	304	219	224	271
Income from continuing operations	1,044	1,804	1,400	2,287
Income (loss) from discontinued operations	(545)	776	(892)	4,145
Net income	$499	$2,580	$508	$6,432

Per common share:
Basic and diluted:
Income from continuing operations	$0.03	$0.06	$0.05	$0.07
Income (loss) from discontinued operations	$(0.02)	$0.03	$(0.03)	$0.14
Net income	$0.02	$0.08	$0.02	$0.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Quarterly Results (unaudited) (Continued)

Fiscal 2007 quarter ended	Oct 1, 2006	Dec 31, 2006	Apr 1, 2007	Jul 1, 2007
Net sales	$22,514	$22,690	$19,639	$22,896
Gross profit	7,111	7,188	6,651	7,147
Income (loss) from operations	(617)	(2,624)	647	1,892
Income (loss) from continuing operations before income taxes	(1,405)	(3,101)	894	2,135
Provision for income taxes	276	373	307	337
Income (loss) from continuing operations	(1,681)	(3,474)	587	1,798
Income (loss) from discontinued operations	(1,513)	(2,741)	(1,006)	38
Net income (loss)	$(3,194)	$(6,215)	$(419)	$1,836

Per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.06)	$(0.12)	$0.02	$0.06
Income (loss) from discontinued operations	$(0.05)	$(0.09)	$(0.03)	$0.00
Net income (loss)	$(0.11)	$(0.21)	$(0.01)	$0.06

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

        We have audited the accompanying consolidated balance sheets of Magnetek, Inc. as of June 29, 2008 and July 1, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnetek, Inc. at June 29, 2008 and July 1, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, on July 4, 2005 the Company changed its method of accounting for share-based awards and on July 1, 2007, the Company changed its method of accounting for defined benefit pension plans.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Magnetek, Inc.'s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
August 25, 2008

 SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JULY 2, 2006, JULY 1, 2007 AND JUNE 29, 2008
(amounts in thousands)

	Balance at beginning of year	Additions charged (recoveries added) to earnings	Deductions from allowance	Other	Balance at end of year
July 2, 2006
Allowance for doubtful receivables	$773	$140	$(192)	$2	$723
July 1, 2007
Allowance for doubtful receivables	$723	$177	$(175)	$1	$726
June 29, 2008
Allowance for doubtful receivables	$726	$(36)	$(173)	$—	$517

S-1

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

        We have audited the consolidated financial statements of Magnetek, Inc. as of June 29, 2008, and July 1, 2007, and for each of the three years in the period ended June 29, 2008, and have issued our report thereon dated August 25, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
August 25, 2008

S-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
MAGNETEK, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2008
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN Among Magnetek, Inc., The S&P Smallcap 600 Index, The Russell 2000 Index And Two Peer Groups
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II
MAGNETEK, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED JULY 2, 2006, JULY 1, 2007 AND JUNE 29, 2008 (amounts in thousands)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM