Form 10-Q
period 2008-09-28
MAGNETEK, INC.
filed 2008-10-30
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares outstanding of Registrant’s Common Stock, as of October 24, 2008, was 30,659,151 shares.

2009 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2008

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	September 28,	September 30,
	2008	2007

Net sales	$26,351	$22,799
Cost of sales	16,906	15,946
Gross profit	9,445	6,853

Operating expenses:
Research and development	870	780
Selling, general and administrative	6,544	4,937
Income from operations	2,031	1,136

Non operating expense (income):
Interest expense	—	144
Interest income	(67)	(356)
Income from continuing operations before provision for income taxes	2,098	1,348

Provision for income taxes	362	304
Income from continuing operations	1,736	1,044

Loss from discontinued operations, net of tax	(855)	(545)

Net income	$881	$499

Earnings (loss) per common share

Basic and diluted:
Earnings from continuing operations	$0.06	$0.03

Loss from discontinued operations	$(0.03)	$(0.02)

Net income	$0.03	$0.02

Weighted average shares outstanding:
Basic	30,637	30,144

Diluted	30,873	30,404

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands)

	September 28,	June 29,
	2008	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,936	$15,210
Restricted cash	261	256
Accounts receivable, net	16,973	18,600
Inventories	14,769	12,525
Prepaid expenses and other current assets	3,184	2,133
Assets held for sale	—	1,288
Total current assets	51,123	50,012

Property, plant and equipment	20,088	20,147
Less: accumulated depreciation	16,138	16,054
Net property, plant and equipment	3,950	4,093

Goodwill	30,446	30,464
Other assets	6,379	6,978
Total Assets	$91,898	$91,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,309	$10,407
Accrued liabilities	8,732	7,740
Current portion of long-term debt	9	9
Total current liabilities	19,050	18,156

Long-term debt, net of current portion	17	12

Pension benefit obligations, net	34,649	37,638
Other long term obligations	1,939	1,947
Deferred income taxes	4,218	3,993

Commitments and contingencies

Stockholders’ equity
Common stock	306	306
Paid in capital in excess of par value	137,172	136,864
Accumulated deficit	(3,923)	(4,804)
Accumulated other comprehensive loss	(101,530)	(102,565)
Total stockholders’ equity	32,025	29,801

Total Liabilities and Stockholders’ Equity	$91,898	$91,547

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

 (Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	September 28,	September 30,
	2008	2007
Cash flows from continuing operating activities:
Income from continuing operations	$1,736	$1,044
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	282	416
Stock based compensation expense	222	96
Pension expense	846	47
Changes in operating assets and liabilities	1,065	(159)
Cash contribution to pension fund	(2,755)	—

Total adjustments	(340)	400
Net cash provided by continuing operating activities	1,396	1,444

Cash flows from investing activities:
Deposit into escrow account	(5)	(870)
Capital expenditures	(323)	(385)
Net cash used in investing activities	(328)	(1,255)

Cash flow from financing activities:
Proceeds from issuance of common stock	86	199
Borrowings under capital lease obligations	8	—
Principal payments under capital lease obligations	(3)	(3)
Net cash provided by financing activities	91	196

Cash flows from discontinued operations:
Used in operating activities	(433)	(1,527)
Cash used in discontinued operations	(433)	(1,527)

Net increase (decrease) in cash	726	(1,142)
Cash at the beginning of the period	15,210	5,404

Cash at the end of the period	$15,936	$4,262

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended June 29, 2008 filed with the Securities and Exchange Commission (the “SEC”).  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 28, 2008, and the results of its operations and cash flows for the three-month periods ended September 28, 2008 and September 30, 2007. Results for the three-months ended September 28, 2008 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended September 28, 2008 and September 30, 2007 each contained 13 weeks.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 establishes a three-level hierarchy for fair value measurements to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company adopted SFAS 157 effective June 30, 2008.  The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at September 28, 2008 consisted of cash and cash equivalents.  Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure.  The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective June 30, 2008.  The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Reclassifications – Certain prior year balances were reclassified to conform to the current year presentation, mainly the reclassification of the Company’s telecom power systems (“TPS”) business results of operations from continuing operations to discontinued operations.

2.                                      Discontinued Operations

In April 2008, the Company committed to a plan to divest its TPS business, which manufactures backup power systems for wireless applications.  As a result, the Company reclassified the assets to be disposed of, primarily inventory, as held for sale at June 29, 2008, and classified the operating results of the business as discontinued operations.  In September 2008, the Company completed the sale of the assets of the TPS business to Myers Power Products, Inc. (“Myers”).  The purchase price of $1.25 million is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 28, 2008, and was paid by Myers to the Company subsequent to the end of the Company’s first fiscal quarter.  The Company recorded a loss of $0.5 million related to the divestiture, included in results of discontinued operations for the three months ended September 28, 2008, comprised mainly of future lease costs and the write-off of certain telecom fixed assets.

In addition, certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Net sales - TPS business	$1,503	$3,311

Loss from discontinued operations - TPS business	$(89)	$(211)
Loss on disposal of TPS business	(521)	—
Expenses related to previously divested businesses	(245)	(334)
Loss from discontinued operations	$(855)	$(545)

The condensed consolidated balance sheet as of September 28, 2008 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.                                      Inventories

Inventories consist of the following:

	September 28,	June 29,
	2008	2008
Raw materials and stock parts	$9,317	$7,676
Work-in-process	1,119	1,071
Finished goods	4,333	3,778
	$14,769	$12,525

4.                                      Commitments and Contingencies

Litigation—Product Liability

The Company is involved in a product liability lawsuit related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. (“MXT”).  The lawsuit was initially filed by Robert Redman in Cook County, Illinois in 1998 against MXT and other defendants, but now is pending only against MXT and Electromotive Systems, Inc, a non-affiliated third party.  The claim pre-dated the acquisition and was tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims, and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights.  The lawsuit seeks damages for personal injuries allegedly incurred by Mr. Redman due to an allegedly defective radio control product manufactured by MXT.  Management believes that the insurers will bear all liability, if any, with respect to the case and that the proceeding will not have a material adverse effect on the Company’s results of operations or financial position.

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

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers for the companies from which Magnetek acquired the businesses.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against the Company and Power-One Italy, S.p.A.  Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A.  Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $4.7 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in October 2006.  The Company’s reply brief was filed in March 2008.  The Company believes the claim is without merit and intends to vigorously defend against it.

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first quarter of fiscal years 2009 or 2008.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first quarter of fiscal years 2009 or 2008.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The case was transferred to the Complex Litigation Division of the Court, which subsequently denied motions for summary judgment filed by the plaintiff, The Sergy Company, LLC (“Sergy”), as well as the counter motion for summary judgment filed by the Company.  Sergy’s amended complaint alleges a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims.  The case is in the discovery and motions phase, and Sergy recently filed a motion to amend the complaint to include additional claims against the Company under the Connecticut Transfer Act.  The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company subsequently filed declaratory judgment complaints relating to two potentially responsible parties.  In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site.  The DEP requested additional information from the Company relating to site investigations and remediation. The Company has retained an environmental consultant to review and prepare a report on historical operations and environmental activities at the Bridgeport facility.  An action filed by DEP against the Company and Sergy is described below in Part II, Item 1, Legal Proceedings.  The Company has a liability of $0.3 million related to the Bridgeport facility, representing the Company’s best estimate of future legal fees and site investigation costs, the majority of which is expected to be incurred during fiscal 2009.  The liability, included in accrued liabilities in the condensed consolidated balance sheet as of June 29, 2008, and September 28, 2008, does not include any estimated remediation costs.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.                                      Comprehensive Income

For the three month periods ended September 28, 2008, and September 30, 2007, comprehensive income consisted of the following:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Net income	$881	$499
Change in unrecognized pension liability	1,080	845
Change in currency translation adjustment	(45)	188
Comprehensive income	$1,916	$1,532

6.                                      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-months ended September 28, 2008, and September 30, 2007:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Numerator:
Income from continuing operations	$1,736	$1,044
Loss from discontinued operations	(855)	(545)
Net income	$881	$499

Denominator:
Weighted average shares for basic earnings per share	30,637	30,144
Add dilutive effective of stock based compensation	236	260
Weighted average shares for diluted earnings per share	30,873	30,404

Basic & Diluted:
Income per share from continuing operations	$0.06	$0.03
Loss per share from discontinued operations	$(0.03)	$(0.02)
Net income per share	$0.03	$0.02

Outstanding options to purchase 1.6 million and 3.9 million shares of common stock for the three months ended September 28, 2008, and September 30, 2007, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.                                      Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended September 28, 2008, and September 30, 2007, are as follows:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Balance, beginning of fiscal year	$493	$305
Additions charged to earnings for product warranties	55	233
Use of reserve for warranty obligations	(127)	(168)
Balance, end of period	$421	$370

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                                      Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended September 28, 2008, and September 30, 2007, follows:

	Three Months Ended
	September 28,	September 30,
	2008	2007
Interest Cost	$2,799	$2,607
Expected return on plan assets	(3,033)	(3,405)
Recognized net actuarial losses	1,080	845

Total net pension expense	$846	$47

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $5.1 million during the remainder of fiscal year 2009.

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

The Company’s provision for income taxes for each of the three-month periods ended September 28, 2008 and September 30, 2007 includes $225 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

The Company is currently evaluating whether ordinary transfers of the Company’s common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  If such ownership change has occurred, utilization of the Company’s net operating loss carryforwards may be subject to annual limitation provisions per the Internal Revenue Code and similar state laws. Such an annual limitation could defer the utilization of loss carryforwards, accelerate payment of federal income taxes, and could result in the expiration of a portion of the net operating loss carryforwards before utilization.  An ownership change under Section 382 of the Internal Revenue Code would not have a material adverse effect on the Company’s results of operations or financial position, as the Company has provided a full valuation allowance against all of its deferred tax assets.

10.                               Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by the Company’s accounts receivable and inventory.  The Associated facility expires in November 2009 unless extended by the parties prior to that time.  The Company is currently in compliance with all covenants and there were no amounts outstanding under the Associated facility as of September 28, 2008.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and energy delivery applications.  Our systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  overhead cranes and hoists; elevators; coal mining equipment; and alternative energy applications, including wind turbines

and photovoltaic power systems.   Our products are sold directly or through manufacturers’ representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand in our served markets.  We operate in a single segment, Digital Power Control Systems.  Magnetek was founded in July 1984 and is listed on the New York Stock Exchange (NYSE: MAG).  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

Product offerings for material handling applications include drive systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to OEMs of overhead cranes and hoists.  We have a significant market share in North America in alternating current (“AC”) control systems and believe we have growth opportunities in direct current (“DC”) control systems for retrofit applications, wireless remote controls and in automating existing manual material handling processes.

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

Our product offerings for energy delivery applications include power inverters for alternative energy applications, including wind turbines and photovoltaic installations, which deliver AC power to the utility grid from generators inside wind turbines or from solar panels, or deliver power for consumption at the source.  Both the wind and solar markets are growing rapidly in North America as wind and solar power are becoming increasingly competitive from a cost standpoint with more traditional methods of power generation.  We believe our product offerings have us well positioned to take advantage of growth in alternative energy markets and expect sales of power inverters for alternative energy applications to be our fastest revenue growth product over the next several years.

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

During the first quarter of fiscal 2009, we achieved 16% year-over-year sales growth from the first quarter of fiscal 2008 due to continued strong demand for our products as well as successful introduction and acceptance of new products in our served markets.  First quarter fiscal 2009 sales were $26.4 million compared to first quarter fiscal 2008 sales of $22.8 million, as we experienced year-over-year sales growth in our material handling, elevator and energy delivery product lines.  First quarter fiscal 2009 bookings were $31.1 million, resulting in a book-to-bill ratio of 118%, reflecting continuing strength in demand for material handling, elevator and mining products.  We completed production of the remaining units under our initial order for E-Force wind inverters during the first quarter of fiscal 2009, and expect to ship those units during the second quarter of fiscal 2009.  Fiscal 2009 first quarter gross margin was 35.8% compared to fiscal 2008 first quarter gross margin of 30.1%, and operating profit margin was 7.7% in the first quarter of fiscal 2009 compared to 5.0% in the first quarter of fiscal 2008.  The improvement in gross margin and operating profit margin was mainly due to higher volume and favorable sales mix, partially offset by an increase in our non-cash pension expense of $0.8 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  In addition, our cash balances increased by $0.7 million during the first quarter of fiscal 2009, even after making a $2.8 million contribution to our defined benefit pension plan, and we have no debt outstanding as of September 28, 2008.

In the fourth quarter of fiscal 2008, we classified the assets and liabilities of our telecom power systems (“TPS”) business as held for sale, and the results of operations of the business as discontinued operations.  Our telecom product offerings were focused on providing back-up power for wireless applications.  We believe we can better achieve our sales growth objectives by redirecting certain resources deployed in the TPS business to our product offerings in the material handling, elevator and energy delivery markets.  We completed the divestiture of the TPS business during the first quarter of fiscal 2009 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

We believe that future increased profitability is dependent upon increased sales revenue and continued improvement in gross margins.  Our past sales growth has been, and we believe our fiscal 2009 sales growth will continue to be, dependent on continuing strong demand for material handling products and successful introduction and increasing acceptance of new products, mainly in the elevator and alternative energy markets.  Recently introduced product offerings are gaining acceptance with customers in the marketplace, however, the rate of growth is slower than we previously expected.  While we believe we can achieve double-digit year-over-year sales growth with existing product offerings and new product introductions, we may pursue selective external growth opportunities to enhance or expand our product offerings, market channels or technical resources.  In addition, our material handling business is influenced by cyclical forces in the industrial marketplace.  A cyclical slowdown could negatively impact our sales growth rate, as sales of material handling product offerings comprised nearly 70% of our sales in fiscal 2008.

Gross margins in our continuing operations have historically been near or above 30% and we are targeting this level of gross margin going forward.  Improvement in gross margins is mainly dependent upon a continuing economic expansion, continued acceptance of recently introduced product offerings by the marketplace, and successful cost reduction actions related to recently introduced elevator and alternative energy product offerings.

We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on energy efficient power products.  While we have continued to focus on controlling our operating expenses, these expenses increased in the first quarter of fiscal 2009 over the first quarter of fiscal 2008, due to increased sales and marketing expense aimed at enhancing our sales infrastructure across all product lines, higher volume-related selling expenses and higher non-cash pension expense, which increased by approximately $0.8 million in the first quarter of fiscal 2009 over fiscal 2008 levels.  The higher pension expense will recur throughout fiscal 2009 and is mainly due to negative returns on plan assets experienced during fiscal 2008.

We expect that fiscal 2009 operating margin as a percent of sales will likely be comparable to fiscal 2008 operating margins of 6.8%, due mainly to higher gross profit offset by higher pension expense.  Through utilization of our net operating loss carryforwards for U.S. tax purposes, we believe the majority of our reported operating profit can be realized as net income.

Discontinued Operations

As discussed above, the operating results of our TPS business as well as certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses have historically included charges for an arbitration award in a patent infringement claim and related legal fees, as well as certain expenses for environmental matters, asbestos claims and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

Going forward, our discontinued operations could include additional costs we may incur related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our TPS business and our power electronics business, divested in October 2006.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Results of Operations - Three Months Ended September 28, 2008 and September 30, 2007

Net Sales and Gross Profit

Net sales for the three months ended September 28, 2008, were $26.4 million, an increase of 15.6% from the three months ended September 30, 2007, sales of $22.8 million.  The increase in sales was due to higher sales volumes in each of our material handling, elevator and energy delivery product lines.  Net sales by product line were as follows, in millions:

	Three Months Ended
	September 28, 2008		September 30, 2007
Material handling	$18.4	70%	$17.2	75%
Elevator motion control	5.4	20%	4.5	20%
Energy delivery	2.6	10%	1.1	5%

Total net sales	$26.4	100%	$22.8	100%

Gross profit for the three months ended September 28, 2008, was $9.4 million, or 35.8% of sales, versus $6.9 million, or 30.1% of sales, for the three months ended September 30, 2007.  The increase in gross profit as a percentage of sales for the three months ended September 28, 2008, as compared to the three months ended September 30, 2007, was due to higher sales volume in all product lines, increased sales of higher margin mining products, and favorable sales mix within our material handling and elevator products.

Research and Development, Selling, General and Administrative

Research and development (“R&D”) expense was $0.9 million, or 3.1% of sales, for the three months ended September 28, 2008, compared to R&D expense of $0.8 million, or 3.4% of sales, for the three months ended September 30, 2007.  R&D expense in the three months ended September 28, 2008 reflects higher payroll costs mainly due to staff additions.

Selling, general and administrative (“SG&A”) expense was $6.5 million (23.0% of sales) for the three months ended September 28, 2008, versus $4.9 million (21.7% of sales) for the three months ended September 30, 2007.  Selling expenses increased in the three months ended September 28, 2008 to $2.6 million from to $2.3 million in the three months ended September 30, 2007 due to higher volume-related selling expenses.  General and administrative (“G&A”) expense was $3.9 million for the three months ended September 28, 2008, compared to $2.6 million for the three months ended September 30, 2007, mainly due to increased pension expense of $0.8 million and higher incentive compensation costs of $0.4 million.

Income from Operations

Income from operations for the three months ended September 28, 2008 was $2.0 million compared to income from operations of $1.1 million for the three months ended September 30, 2007.  The improvement in income from operations for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 was due to higher gross profit on increased sales volume, partially offset by increased SG&A expense.

Interest Income and Expense

Interest income was $0.1 million for the three months ended September 28, 2008.  Interest income was $0.4 million and interest expense was $0.1 million for the three months ended September 30, 2007.  The decrease in interest income in the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 was due to lower cash balances held in short-term investments and reduced interest rates earned on cash balances.  Interest expense for the three months ended September 30, 2007 was comprised mainly of deferred financing amortization.

Provision for Income Taxes

We recorded an income tax provision of $0.4 million for the three months ended September 28, 2008 and $0.3 million for the three months ended September 30, 2007.  The provision in both periods was mainly due to non-cash deferred tax provisions related to changes in deferred tax liabilities from goodwill amortization and, to a lesser extent, provisions for income taxes on our pretax income in Canada (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Income from Continuing Operations

We recorded income from continuing operations of $1.7 million for the three months ended September 28, 2008, or $0.06 earnings per share on both a basic and diluted basis, compared to income from continuing operations of $1.0 million for the three months ended September 30, 2007, or $0.03 earnings per share on both a basic and diluted basis.

Loss from Discontinued Operations

Our loss from discontinued operations for the three months ended September 28, 2008 was $0.9 million, or a $0.03 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.5 million, or a $0.02 loss per share on both a basic and diluted basis, for the three months ended September 30, 2007.  Loss from discontinued operations in the three months ended September 28, 2008 was comprised of a loss on the disposal of our TPS business of $0.5 million, expenses related to previously divested businesses of $0.3 million and losses in our TPS business prior to its divestiture of $0.1 million.  Loss from discontinued operations of $0.5 million in the three months ended September 30, 2007 was comprised of expenses related to previously divested businesses of $0.3 million and losses in our TPS business of $0.2 million.

Net Income

Our net income was $0.9 million in the three months ended September 28, 2008, or $0.03 earnings per share, basic and diluted, compared to net income of $0.5 million in the three months ended September 30, 2007, or $0.02 earnings per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, increased $0.7 million during the three months ended September 28, 2008, from $15.5 million at June 29, 2008 to $16.2 million at September 28, 2008.  Our primary sources of cash during the three months ended September 28, 2008 were income from operations of $2.0 million and a participation payment related to an annuity contract of $0.4 million, and our primary use of cash was a $2.8 million contribution to our defined benefit pension plan.  During the three months ended September 28, 2008, our inventories increased by $2.3 million, mainly related to an increase in wind inverter inventory during the quarter; however, accounts receivable decreased by $1.6 million and accounts payable and accrued liabilities increased by $0.9 million from June 29, 2008.  Our capital expenditures in the three months ended September 28, 2008 were $0.3 million.  While we may make further investments to increase capacity for and improve efficiency in the production of wind inverters, we do not anticipate capital expenditures in fiscal 2009 will exceed $2.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by our accounts receivable and inventory.  The Associated facility expires in November 2009 unless renewed by the parties prior to that time.  There were no amounts outstanding under the Associated facility and the Company is in compliance with all covenants as of September 28, 2008.

Primarily as a result of the decline in interest rates over the past several years and a more recent decline in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $7.1 million from April 2008 through October 2008 funded by existing cash on hand.  Under funding regulations, current actuarial projections indicate that we will be required to make additional contributions to the plan aggregating approximately $5.1 million during the remainder of fiscal 2009 and approximately $12.8 million in fiscal 2010.  Required contributions beyond fiscal 2010 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

Based upon current plans and business conditions, we believe that current cash balances, borrowing capacity under the Associated facility and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures and other commitments over the next 12 months.

Caution Regarding Forward-Looking Statements and Risk Factors

This document, including documents incorporated herein by reference, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “estimate,” “anticipate,” “intend,” “may,” “might,” “will,” “would,” “could,” “project,” and “predict,” or similar words and phrases generally identify forward-looking statements.  Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond our control and which cannot be predicted or quantified.  As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements.  Forward-looking statements contained in this document speak only as of the date of this document or, in the case of any document incorporated by reference from another document, the date of that document.  We do not have any obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Our future results of operations and the other forward-looking statements contained in this filing, including this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve a number of risks and uncertainties.  In particular, the statements regarding future economic conditions, our goals and strategies, new product introductions, penetration of new markets, projections of sales revenues and sales growth, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, payment of certain claims by insurance carriers, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Form 10-K filing with the Securities and Exchange Commission for the year ended June 29, 2008, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading  “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the year ended June 29, 2008.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at September 28, 2008 or September 30, 2007.

Item 4 – Controls and Procedures

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 28, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.  We believe that there have been no material developments with respect to these matters during the quarter ended September 28, 2008.

As previously reported by the Company, an action was filed in April 2008 against the Company and The Sergy Company, LLC (“Sergy”) by the Department of Environmental Protection (“DEP”) for the State of Connecticut.  Although a stipulation was entered into by the Company and Sergy relating to the issue involving the groundwater pump and treat system located at the Bridgeport, Connecticut facility, the DEP filed a request to amend the complaint to assert additional claims and to seek further remedies for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  On September 10, 2008, the Court ordered the case transferred to the Waterbury, Connecticut Court, where the declaratory judgment action filed by Sergy against the Company is currently pending.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 29, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our first fiscal quarter ended September 28, 2008.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)                                     The Annual Meeting of Stockholders of the Company was held on October 24, 2008.

(b)                                    The following named persons were elected as directors at such meeting:

David A. Bloss, Sr.

Dewain K. Cross

Yon Y. Jorden

Mitchell I. Quain

David P. Reiland

(c)                                     The votes cast for and withheld with respect to each nominee for director were as follows:

Nominee	For	Withheld

David A. Bloss, Sr.	28,641,855	90,472
Dewain K. Cross	28,583,135	149,192
Yon Y. Jorden	28,606,952	125,375
Mitchell I. Quain	28,608,651	123,676
David P. Reiland	28,582,662	149,665

(d)                                    The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009 was ratified.  The votes cast for and against the appointment, and the votes that abstained were as follows:

For	Against	Abstain
28,705,918	19,426	6,982

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)                                  Index to Exhibits

10.1	Change in Directors’ Compensation *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                                         Filed with this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: October 30, 2008	/s/ David P. Reiland
David P. Reiland
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: October 30, 2008	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)