Form 10-Q
period 2008-12-28
MAGNETEK, INC.
filed 2009-02-06
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 28, 2008

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

Yes ☐   No ☒

The number of shares outstanding of Registrant’s Common Stock, as of January 30, 2009, was 31,061,499 shares.

2009 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 28, 2008

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	December 28,	December 30,
	2008	2007

Net sales	$26,761	$25,389
Cost of sales	17,359	18,400
Gross profit	9,402	6,989

Operating expenses:
Research and development	900	858
Selling, general and administrative	6,554	4,308
Income from operations	1,948	1,823

Non operating expense (income):
Interest expense	—	116
Interest income	(43)	(316)
Income from continuing operations before provision for income taxes	1,991	2,023

Provision for income taxes	732	219
Income from continuing operations	1,259	1,804

Income from discontinued operations, net of tax	680	776

Net income	$1,939	$2,580

Earnings per common share
Basic:
Earnings from continuing operations	$0.04	$0.06

Income from discontinued operations	$0.02	$0.03

Net income	$0.06	$0.09

Diluted:
Earnings from continuing operations	$0.04	$0.06

Income from discontinued operations	$0.02	$0.03

Net income	$0.06	$0.08

Weighted average shares outstanding:
Basic	30,671	30,270

Diluted	30,845	30,474

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 28,	December 30,
	2008	2007

Net sales	$53,112	$48,188
Cost of sales	34,265	34,346
Gross profit	18,847	13,842

Operating expenses:
Research and development	1,770	1,638
Selling, general and administrative	13,098	9,245
Income from operations	3,979	2,959

Non operating expense (income):
Interest expense	—	260
Interest income	(110)	(672)
Income from continuing operations before provision for income taxes	4,089	3,371

Provision for income taxes	1,094	523
Income from continuing operations	2,995	2,848

Income (loss) from discontinued operations, net of tax	(175)	231

Net income	$2,820	$3,079

Earnings (loss) per common share

Basic and diluted:
Earnings from continuing operations	$0.10	$0.09

Income (loss) from discontinued operations	$(0.01)	$0.01

Net income	$0.09	$0.10

Weighted average shares outstanding:
Basic	30,654	30,302

Diluted	30,905	30,521

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 28,	June 29,
	2008	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,908	$15,210
Restricted cash	261	256
Accounts receivable, net	15,443	18,600
Inventories	16,642	12,525
Prepaid expenses and other current assets	2,402	2,133
Assets held for sale	—	1,288
Total current assets	51,656	50,012

Property, plant and equipment	20,046	20,147
Less: accumulated depreciation	16,276	16,054
Net property, plant and equipment	3,770	4,093

Goodwill	30,318	30,464
Other assets	6,587	6,978
Total Assets	$92,331	$91,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,259	$10,407
Accrued liabilities	8,831	7,740
Current portion of long-term debt	7	9
Total current liabilities	18,097	18,156

Long-term debt, net of current portion	16	12

Pension benefit obligations, net	32,779	37,638
Other long term obligations	1,951	1,947
Deferred income taxes	4,443	3,993

Commitments and contingencies

Stockholders’ equity
Common stock	307	306
Paid in capital in excess of par value	137,769	136,864
Accumulated deficit	(1,984)	(4,804)
Accumulated other comprehensive loss	(101,047)	(102,565)
Total stockholders’ equity	35,045	29,801

Total Liabilities and Stockholders’ Equity	$92,331	$91,547

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 28,	December 30,
	2008	2007
Cash flows from continuing operating activities:
Income from continuing operations	$2,995	$2,848
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	513	870
Stock based compensation expense	742	245
Pension expense	1,693	94
Changes in operating assets and liabilities	(551)	(3,193)
Cash contribution to pension fund	(4,392)	—

Total adjustments	(1,995)	(1,984)
Net cash provided by continuing operating activities	1,000	864

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	1,250	—
Proceeds from (deposits into) escrow account	(5)	593
Capital expenditures	(396)	(733)
Net cash provided by (used in) investing activities	849	(140)

Cash flow from financing activities:
Proceeds from issuance of common stock	164	917
Borrowings under capital lease obligations	8	—
Principal payments under capital lease obligations	(7)	(6)
Net cash provided by financing activities	165	911

Cash flows from discontinued operations:
Used in operating activities	(316)	(1,769)
Cash used in discontinued operations	(316)	(1,769)

Net increase (decrease) in cash	1,698	(134)
Cash at the beginning of the period	15,210	5,404
Cash at the end of the period	$16,908	$5,270

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2008 filed with the Securities and Exchange Commission (the “SEC”).  In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 28, 2008, and the results of its operations and cash flows for the three- and six-month periods ended December 28, 2008 and December 30, 2007. Results for the three- and six-months ended December 28, 2008 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three- and six-month periods ended December 28, 2008 and December 30, 2007 each contained 13 and 26 weeks respectively.

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

The Company adopted SFAS 157 effective June 30, 2008.  The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at December 28, 2008 consisted of cash and cash equivalents.  Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure.  The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective June 28, 2008.  The Company has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Therefore, the adoption of this standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Reclassifications – Certain prior year balances were reclassified to conform to the current year presentation, mainly the reclassification of the Company’s telecom power systems (“TPS”) business results of operations from continuing operations to discontinued operations.

2.                                      Discontinued Operations

In April 2008, the Company committed to a plan to divest its TPS business, which manufactured backup power systems for wireless applications.  As a result, the Company reclassified the assets to be disposed of, primarily inventory, as held for sale at June 29, 2008, and classified the operating results of the business as discontinued operations.  In September 2008, the Company completed the sale of the assets of the TPS business to Myers Power Products, Inc. (“Myers”).  The purchase price of $1.25 million was paid by Myers to the Company during the three months ended December 28, 2008.  The Company recorded a loss of $0.4 million related to the divestiture, included in results of discontinued operations for the six months ended December 28, 2008, comprised mainly of future lease costs and the write-off of certain TPS fixed assets.

Income from discontinued operations for the three-and six-month periods ended December 28, 2008 includes a settlement gain of $0.5 million, and income (loss) from discontinued operations for the three-and six-month periods ended December 30, 2007 includes a settlement gain of $1.4 million, both from a May 2007 settlement agreement between the Company and Federal-Mogul Corporation (“Federal Mogul”, see Note 4 of Notes to Condensed Consolidated Financial Statements).

In addition, certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Net sales - TPS business	$—	$3,580	$1,503	$6,891

Loss from discontinued operations - TPS business	$(5)	$(382)	$(94)	$(593)
Income from Federal Mogul settlement	480	1,420	480	1,420
Income (loss) on disposal of TPS business	153	—	(368)	—
Income (expense) related to divested businesses	52	(262)	(193)	(596)
Income (loss) from discontinued operations	$680	$776	$(175)	$231

The condensed consolidated balance sheet as of December 28, 2008 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.                                      Inventories

Inventories consist of the following:

	December 28,	June 29,
	2008	2008
Raw materials and stock parts	$10,108	$7,676
Work-in-process	1,535	1,071
Finished goods	4,999	3,778
	$16,642	$12,525

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

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers for the companies from which Magnetek acquired the businesses.  The Company also filed claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees for defense of these claims.  In May 2007, the Company and Federal-Mogul entered into a settlement agreement under which the Company is entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds.  The Company was entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases.  In January 2009, the Company received a payment of $1.0 million under the settlement agreement, which brought the total proceeds received to date under the settlement agreement to $5.5 million, the maximum amount to which the Company is entitled.  The condensed consolidated statements of operations for the three- and six-months periods ended December 28, 2008 include $0.5 million of income from the settlement trust in income (loss) from discontinued operations.  The condensed consolidated statements of operations for the three- and six-months periods ended December 30, 2007 include $1.4 million of income from the settlement trust in income from discontinued operations.  Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies.  Federal-Mogul, the Company and other defendants filed responsive pleadings and motions relating to the case, and the court granted the motions to stay the declaratory judgment action.  Some of these insurers appealed such ruling and in November 2008, the ruling was upheld on appeal.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against the Company and Power-One Italy, S.p.A.  Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A.  Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $4.5 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in October 2006.  The Company’s reply brief was filed in March 2008.  The Company believes the claim is without merit and intends to vigorously defend against it.

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first six months of fiscal years 2009 or 2008.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal years 2009 or 2008.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The case was transferred to the Complex Litigation Docket, J.D. of Waterbury at Waterbury, Connecticut, which subsequently denied motions for summary judgment filed by the plaintiff, The Sergy Company, LLC (“Sergy”), as well as the counter motion for summary judgment filed by the Company.  Sergy’s amended complaint alleges a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims.  The case is in the discovery and motions phase, and Sergy recently filed a motion to amend the complaint to include additional claims against the Company under the Connecticut Transfer Act.  The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against two other potentially responsible parties.  In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site.  The DEP requested additional information from the Company relating to site investigations and remediation. The Company has retained an environmental consultant to review and prepare a report on historical operations and environmental activities at the Bridgeport facility.  An action was filed by the Connecticut Commissioner of Environmental Protection (CTCEP) against the Company and Sergy in April 2008.  Although a stipulation was entered into by the Company and Sergy relating to the issue involving the groundwater pump and treat system located at the Bridgeport facility, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act. In September 2008 the court ordered the case transferred to the Waterbury court, where the declaratory judgment action filed by Sergy against the Company is currently pending.  The Company has recorded a liability of $0.3 million related to the Bridgeport facility, representing the Company’s best estimate of future legal fees and site investigation costs, the majority of which is expected to be incurred during fiscal 2009.  The liability, included in accrued liabilities in the condensed consolidated balance sheet as of December 28, 2008, does not include any estimated remediation costs.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or any unfavorable rulings in the lawsuits with the owner of the Bridgeport facility or the CTCEP, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.                                      Comprehensive Income

For the three- and six-month periods ended December 28, 2008, and December 30, 2007, comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Net income	$1,939	$2,580	$2,820	$3,079
Change in unrecognized pension liability	1,080	846	2,160	1,687
Change in currency translation adjustment	(597)	48	(642)	236
Comprehensive income	$2,422	$3,474	$4,338	$5,002

6.                                      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-months ended December 28, 2008, and December 30, 2007:

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$1,259	$1,804	$2,995	$2,848
Income (loss) from discontinued operations	680	776	(175)	231
Net income	$1,939	$2,580	$2,820	$3,079

Denominator:
Weighted average shares - basic earnings per share	30,671	30,270	30,654	30,302
Add dilutive effective of stock based compensation	174	204	251	219
Weighted average shares - diluted earnings per share	30,845	30,474	30,905	30,521

Basic:
Income per share from continuing operations	$0.04	$0.06	$0.10	$0.09
Income (loss) per share from discontinued operations	$0.02	$0.03	$(0.01)	$0.01
Net income per share	$0.06	$0.09	$0.09	$0.10

Diluted:
Income per share from continuing operations	$0.04	$0.06	$0.10	$0.09
Income (loss) per share from discontinued operations	$0.02	$0.03	$(0.01)	$0.01
Net income per share	$0.06	$0.08	$0.09	$0.10

Outstanding options to purchase 2.4 million and 2.8 million shares of common stock for the three months ended December 28, 2008, and December 30, 2007, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive. Outstanding options to purchase 2.3 million and 2.8 million shares of common stock for the six months ended December 28, 2008, and December 30, 2007, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.                                      Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended December 28, 2008, and December 30, 2007, are as follows:

	Six Months Ended
	December 28,	December 30,
	2008	2007
Balance, beginning of fiscal year	$493	$305
Changes in product warranties charged to earnings	(48)	314
Use of reserve for warranty obligations	(97)	(237)
Balance, end of period	$348	$382

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                                      Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and six-month periods ended December 28, 2008, and December 30, 2007, follows:

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Interest Cost	$2,799	$2,607	$5,598	$5,215
Expected return on plan assets	(3,032)	(3,406)	(6,065)	(6,808)
Recognized net actuarial losses	1,080	846	2,160	1,687

Total net pension expense	$847	$47	$1,693	$94

Pension expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $2.8 million during the remainder of fiscal year 2009.

As required by the measurement provisions of SFAS No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company’s defined benefit plan assets and obligations will be measured as of the Company’s fiscal year-end in June 2009. If financial markets do not recover significantly by June 2009, the decline in fair value of the pension plan assets experienced during fiscal 2009 may result in increased total pension costs in the future and may also result in additional future cash contributions in accordance with the U.S. Pension Protection Act of 2006.  The Company is currently evaluating the impact of the continuing decline in the financial markets on its consolidated financial statements.  Based on currently available information, the Company expects an increase in pension expense for fiscal 2010 from the current year projected pension expense of $3.4 million.

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

The Company’s provision for income taxes for each of the three- and six-month periods ended December 28, 2008 and December 30, 2007 includes $225 and $450, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

The Company has completed its evaluation as to whether ordinary transfers of the Company’s common stock between shareholders resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  Based on currently available information, the Company has determined that no such ownership change has occurred.  If such ownership change had occurred, utilization of the Company’s net operating loss carryforwards (“NOLs”) would be subject to annual limitation provisions per the Internal Revenue Code and similar state laws. Such annual limitations could defer the utilization of loss carryforwards, accelerate payment of federal income taxes, and could result in the expiration of a portion of the net operating loss carryforwards before utilization. An ownership change under Section 382 of the Internal Revenue Code would not have had a material adverse effect on the Company’s results of operations or financial position, as the Company has provided a full valuation allowance against all of its deferred tax assets.  Ordinary transfers of the Company’s common stock between shareholders in future periods could result in an ownership change in such periods and accordingly, at that time, limit the Company’s utilization of its NOLs as described above.

10.                               Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants that require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by the Company’s accounts receivable and inventory.  In December 2008, the Company and Associated Bank entered into a first amendment to the Associated facility, the primary purpose of which was to extend the maturity date of the Associated facility to November 2010.  The Company is currently in compliance with all covenants and there were no amounts outstanding under the Associated facility as of December 28, 2008.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and energy delivery applications.  Our systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  overhead cranes and hoists; elevators; coal mining equipment; and alternative energy applications, including wind turbines and photovoltaic systems.   Our products are sold directly or through manufacturers’ representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes.  We believe that with our technical and productive resources we are well positioned to respond to increasing demand in our served markets.  We operate in a single segment, Digital Power Control Systems.  Magnetek was founded in July 1984 and is listed on the New York Stock Exchange (NYSE: MAG).  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

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

Our product offerings for energy delivery applications include power inverters for alternative energy applications, including wind turbines and photovoltaic installations, which deliver AC power to the utility grid from generators inside wind turbines or from solar panels, or deliver power for consumption at the source.  Both the wind and solar markets have grown rapidly in North America over the past several years as wind and solar power are becoming increasingly competitive from a cost standpoint with more traditional methods of power generation.  We believe our product offerings have us well positioned to take advantage of growth in alternative energy markets and expect sales of power inverters for alternative energy applications to be our fastest revenue growth product over the next several years.

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

During the second quarter of fiscal 2009, we achieved 5% year-over-year sales growth from the second quarter of fiscal 2008 due to continued strong demand for our products as well as successful introduction and acceptance of new products in our served markets.  Second quarter fiscal 2009 sales were $26.8 million compared to second quarter fiscal 2008 sales of $25.4 million, as we experienced year-over-year sales growth in our material handling and elevator product lines.  Sales of energy delivery products were lower in the second quarter of fiscal 2009, as increased sales of mining products were not enough to offset larger declines in alternative energy products.  While we completed production of the remaining units under our initial order for E-Force wind inverters during the first quarter of fiscal 2009, at our customer’s request, we have not yet shipped those units.  We expect to ship those units during the third quarter of fiscal 2009.  Fiscal 2009 second quarter gross margin was 35.1% compared to fiscal 2008 second quarter gross margin of 27.6%, and operating profit margin was 7.3% in the second quarter of fiscal 2009 compared to 7.2% in the second quarter of fiscal 2008.  The improvement in gross margin, mainly due to higher volume and favorable sales mix, was largely offset by a management restructuring charge of $0.9 million and an increase in our non-cash pension expense of $0.8 million, and as a result, our operating profit improved only modestly in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  In addition, our cash balances increased by $1.0 million during the second quarter of fiscal 2009, even after making a $1.6 million contribution to our defined benefit pension plan, and we have no debt outstanding as of December 28, 2008.

In the fourth quarter of fiscal 2008, we classified the assets and liabilities of our telecom power systems (“TPS”) business as held for sale, and the results of operations of the business as discontinued operations.  Our TPS product offerings were focused on providing back-up power for wireless applications.  We believe we can better achieve our sales growth objectives by redirecting certain resources deployed in the TPS business to our product offerings in the material handling, elevator and energy delivery markets.  We completed the divestiture of the TPS business during the first quarter of fiscal 2009 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

We believe that future increased profitability is dependent upon increased sales revenue and continued improvement in gross margins.  Our past sales growth has been, and we believe our fiscal 2009 sales growth will continue to be, dependent on continuing strong demand for material handling products, our customers’ ability to obtain financing and willingness to invest in the current economic environment, and successful introduction and increasing acceptance of new products, mainly in the elevator and alternative energy markets.  Recently introduced product offerings are gaining acceptance with customers in the marketplace, however, the rate of sales growth of new product offerings is slower than we expected.  While we believe we can continue to achieve year-over-year sales growth with existing product offerings and new product introductions, we may pursue selective external growth opportunities to enhance or expand our product offerings, market channels or technical resources.  In addition, our material handling business is influenced by cyclical forces in the industrial marketplace, and we have recently seen signs of a softening in demand in certain of our served markets, mainly in the automotive and primary metals industries.  A cyclical slowdown could negatively impact our sales growth rate, as sales of material handling product offerings comprised nearly 70% of our sales in fiscal 2008.

Gross margins in our continuing operations have historically been near or above 30% and we are targeting this level of gross margin going forward.  Improvement in gross margins is mainly dependent upon favorable economic conditions, continued acceptance of recently introduced product offerings by the marketplace, and successful cost reduction actions related to recently introduced elevator and alternative energy product offerings.

We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on energy efficient power products.  While we have continued to focus on controlling our operating expenses, these expenses increased in the second quarter of fiscal 2009 over the second quarter of fiscal 2008, mainly due to a management restructuring charge and higher non-cash pension expense.  The higher pension expense will recur throughout fiscal 2009 and is mainly due to negative returns on plan assets experienced during fiscal 2008 and continuing through the second quarter of fiscal 2009 (see Note 8 of Notes to Condensed Consolidated Financial Statements).

We expect that fiscal 2009 operating margin as a percent of sales will likely be comparable to fiscal 2008 operating margins of 6.8%, due mainly to higher gross profit offset by higher pension expense.  Through utilization of our net operating loss carryforwards for U.S. tax purposes, we believe the majority of our reported operating profit can be realized as net income.

Discontinued Operations

As discussed above, the operating results of the TPS business as well as certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses have historically included charges for an arbitration award in a patent infringement claim and related legal fees, as well as certain expenses for environmental matters, asbestos claims and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

Going forward, our results of discontinued operations may include additional costs incurred related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our TPS business and our power electronics business, divested in October 2006.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Results of Operations - Three Months Ended December 28, 2008 and December 30, 2007

Net Sales and Gross Profit

Net sales for the three months ended December 28, 2008, were $26.8 million, an increase of 5.4% from the three months ended December 30, 2007, sales of $25.4 million.  The increase in sales was due to higher sales volumes in our material handling and elevator product lines, offset by lower sales in our energy delivery product line.  Net sales by product line were as follows, in millions:

	Three Months Ended
	December 28, 2008		December 30, 2007
Material handling	$19.7	74%	$18.1	71%
Elevator motion control	4.9	18%	4.3	17%
Energy delivery	2.2	8%	3.0	12%

Total net sales	$26.8	100%	$25.4	100%

Gross profit for the three months ended December 28, 2008, was $9.4 million, or 35.1% of sales, versus $7.0 million, or 27.5% of sales, for the three months ended December 30, 2007.  The increase in gross profit as a percentage of sales for the three months ended December 28, 2008, as compared to the three months ended December 30, 2007, was due to higher sales volume of material handling and elevator products, increased sales of higher margin mining products, and favorable sales mix within our material handling and elevator products.

Research and Development, Selling, General and Administrative

Research and development (“R&D”) expense was $0.9 million, or 3.4% of sales, for the three months ended December 28, 2008, comparable to R&D expense of $0.9 million, also 3.4% of sales, for the three months ended December 30, 2007.

Selling, general and administrative (“SG&A”) expense was $6.6 million (24.5% of sales) for the three months ended December 28, 2008, versus $4.3 million (17.0% of sales) for the three months ended December 30, 2007.  Selling expenses in the three months ended December 28, 2008, were $2.6 million, comparable to $2.6 million in the three months ended December 30, 2007.  General and administrative (“G&A”) expense was $4.0 million for the three months ended December 28, 2008, compared to $1.7 million for the three months ended December 30, 2007, mainly due to a restructuring charge related to management reorganization of $0.9 million, an increase in pension expense of $0.8 million, and higher incentive compensation provisions.

Income from Operations

Income from operations for the three months ended December 28, 2008, was $1.9 million compared to income from operations of $1.8 million for the three months ended December 30, 2007.  The improvement in income from operations for the three months ended December 28, 2008, as compared to the three months ended December 30, 2007, was due to higher gross profit on increased sales volume, partially offset by increased SG&A expense.

Interest Income and Expense

Interest income was $0.1 million for the three months ended December 28, 2008.  Interest income was $0.3 million and interest expense was $0.1 million for the three months ended December 30, 2007.  The decrease in interest income in the three months ended December 28, 2008, as compared to the three months ended December 30, 2007, was due to lower cash balances held in short-term investments and reduced interest rates earned on cash balances.  Interest expense for the three months ended December 30, 2007, was comprised mainly of deferred financing amortization.

Provision for Income Taxes

We recorded an income tax provision of $0.7 million for the three months ended December 28, 2008, and $0.2 million for the three months ended December 30, 2007.  The tax provision for the three months ended December 28, 2008, includes $0.5 million for income taxes on our pretax income in Canada (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The tax provision in both periods includes non-cash deferred tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization.

Income from Continuing Operations

We recorded income from continuing operations of $1.3 million for the three months ended December 28, 2008, or $0.04 earnings per share on both a basic and diluted basis, compared to income from continuing operations of $1.8 million for the three months ended December 30, 2007, or $0.06 earnings per share on both a basic and diluted basis.

Income from Discontinued Operations

Income from discontinued operations for the three months ended December 28, 2008, was $0.7 million, or $0.02 earnings per share on both a basic and diluted basis, compared to income from discontinued operations of $0.8 million, or $0.03 earnings per share on both a basic and diluted basis, for the three months ended December 30, 2007.  Income from discontinued operations in the three months ended December 28, 2008, includes a settlement gain of $0.5 million from a previous agreement with Federal-Mogul, as well as income of $0.5 million related to previously divested businesses, partially offset by expenses related to previously divested businesses of $0.3 million.  Income from discontinued operations for the three months ended December 30, 2007, includes a settlement gain of $1.4 million from a previous agreement with Federal-Mogul, partially offset by losses of $0.4 million in our TPS business and $0.2 million of expenses related to previously divested businesses.

Net Income

Our net income was $1.9 million in the three months ended December 28, 2008, or $0.06 earnings per share, basic and diluted, compared to net income of $2.6 million in the three months ended December 30, 2007, or $0.08 earnings per share on a diluted basis.

Results of Operations - Six Months Ended December 28, 2008 and December 30, 2007

Net Sales and Gross Profit

Net sales for the six months ended December 28, 2008, were $53.1 million, an increase of 10.2% from the six months ended December 30, 2007, sales of $48.2 million.  The increase was due to higher sales volume in each of our main product lines, and includes $1.6 million in sales of products from the business we acquired from Enrange LLC (“Enrange”) in February 2008.  Net sales by product line were as follows, in millions:

	Six Months Ended
	December 28, 2008		December 30, 2007
Material handling	$38.0	72%	$35.3	73%
Elevator motion control	10.3	19%	8.8	18%
Energy systems	4.8	9%	4.1	9%

Total net sales	$53.1	100%	$48.2	100%

Gross profit for the six months ended December 28, 2008, was $18.8 million, or 35.5% of sales, versus $13.8 million, or 28.7% of sales, for the six months ended December 30, 2007.  The increase in gross profit as a percentage of sales for the six months ended December 28, 2008, as compared to the six months ended December 30, 2007, was due to higher sales volume in our material handling, elevator and mining product lines, favorable sales mix within each of our main product lines, and lower sales of lower margin wind inverters.  In addition, gross profit for the six months ended December 30, 2007, was negatively impacted by start-up costs and manufacturing variances related to ramp up of production of our wind inverter products.

Research and Development, Selling, General and Administrative

R&D expense was $1.8 million, or 3.3% of sales, for the six months ended December 28, 2008, comparable to R&D expense of $1.6 million, or 3.4% of sales, for the six months ended December 30, 2007.  R&D expense for the six months ended December 28, 2008, reflects higher payroll costs due to headcount additions.

SG&A expense was $13.1 million (24.7% of sales) for the six months ended December 28, 2008, compared to $9.2 million (19.2% of sales) for the six months ended December 30, 2007.  Selling expenses for the six months ended December 28, 2008, were $5.2 million, an increase of $0.3 million compared to $4.9 million for the six months ended December 30, 2007, due to higher volume related commissions and trade show expenses.  G&A expense was $7.9 million for the six months ended December 28, 2008, compared to $4.3 million for the six months ended December 30, 2007, due to higher pension expense of $1.6 million, restructuring costs related to management reorganization of $1.0 million, higher incentive compensation provisions of $1.0 million, and the inclusion of Enrange operating expenses of $0.4 million

Income from Operations

Our income from operations for the six months ended December 28, 2008, was $4.0 million compared to income from operations of $3.0 million for the six months ended December 30, 2007.  The increase in income from operations for the six months ended December 28, 2008, as compared to the six months ended December 30, 2007, was mainly due to higher gross profit on increased sales volume, partially offset by increased SG&A expense.

Interest Income and Expense and Other Expense

Interest income was $0.1 million for the six months ended December 28, 2008.  Interest income was $0.7 million and interest expense was $0.3 million for the six months ended December 30, 2007.  The decrease in interest income for the six months ended December 28, 2008, as compared to the six months ended December 30, 2007, was due to lower cash balances and reduced interest rates earned on cash balances.  Interest expense for the six months ended December 30, 2007, was comprised mainly of deferred financing amortization.

Provision for Income Taxes

We recorded an income tax provision of $1.1 million for the six months ended December 28, 2008, and $0.5 million for the six months ended December 30, 2007.  The tax provision for the six months ended December 28, 2008, includes $0.6 million for income taxes on our pretax income in Canada (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The tax provision in both periods includes non-cash deferred tax provisions of $0.5 million related to changes in deferred tax liabilities from goodwill amortization.

Income from Continuing Operations

We recorded income from continuing operations of $3.0 million for the six months ended December 28, 2008, or $0.10 earnings per share on both a basic and diluted basis, compared to income from continuing operations of $2.8 million for the six months ended December 30, 2007, or $0.09 earnings per share on both a basic and diluted basis.

Income (Loss) from Discontinued Operations

Our loss from discontinued operations for the six months ended December 28, 2008, was $0.2 million, or a $0.01 loss per share on both a basic and diluted basis, compared income from discontinued operations of $0.2 million, or $0.01 earnings per share on both a basic and diluted basis, for the six months ended December 30, 2007.  Our loss from discontinued operations for the six months ended December 28, 2008, includes a loss on the September 2008 disposal of our TPS business of $0.4 million, expenses related to previously divested businesses of $0.2 million, and losses in our TPS business of $0.1 million, partially offset by a settlement gain of $0.5 million from a previous agreement with Federal-Mogul.  Income from discontinued operations for the six months ended December 30, 2007, was comprised of a settlement gain of $1.4 million from the Federal-Mogul agreement, offset by losses in our TPS business of $0.6 million and expenses related to previously divested businesses of $0.6 million.

Net Income

Our net income was $2.8 million for the six months ended December 28, 2008, or $0.10 earnings per share, basic and diluted, compared to net income of $3.1 million for the six months ended December 30, 2007, or a $0.10 earnings per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, increased $1.7 million during the six months ended December 28, 2008, from $15.5 million at June 29, 2008, to $17.2 million at December 28, 2008.  Our primary sources of cash during the six months ended December 28, 2008, were income from operations of $4.0 million, $1.25 million from the sale of our TPS business, and a participation payment related to an annuity contract of $0.5 million, and our primary use of cash was for contributions of $4.4 million to our defined benefit pension plan.  During the six months ended December 28, 2008, our net inventories increased by $4.1 million, mainly related to an increase in wind inverter inventory; however, accounts receivable decreased by $3.2 million from June 29, 2008.  Our capital expenditures in the six months ended December 28, 2008, were $0.4 million.  While we may make further investments to increase capacity for and improve efficiency in the production of wind inverters, we do not anticipate capital expenditures in fiscal 2009 will exceed $2.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the Associated facility with Associated Bank, the primary purpose of which was to extend the maturity date of the Associated facility to November 1, 2010.  There were no amounts outstanding under the Associated facility and the Company is in compliance with all covenants as of December 28, 2008.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $9.5 million from April 2008 through January 2009, funded by existing cash on hand.  Under funding regulations, current actuarial projections indicate that we will be required to make additional contributions to the plan aggregating approximately $2.8 million during the remainder of fiscal 2009 and approximately $14.2 million in fiscal 2010.  Required contributions beyond fiscal 2010 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 29, 2008, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at December 28, 2008 or December 30, 2007.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 28, 2008; and (ii) no change in internal control over financial reporting occurred during the quarter ended December 28, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q.  We believe that there have been no material developments with respect to these matters during the fiscal quarter ended December 28, 2008.

Item 1A – Risk Factors

Except as noted below in the following paragraphs, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Risk of De-listing of our Common Stock by the NYSE

The continued listing standards of the New York Stock Exchange (the “NYSE”) require us to maintain, among other things, a market capitalization of at least $75 million at the same time our stockholders’ equity is at least $75 million during any 30-trading-day period.  On November 26, 2008, we were notified by the NYSE that we had fallen below this continued listing standard, as set forth in Section 802.01B of the NYSE Listed Company Manual, because over a 30-trading-day period, our average total market capitalization was less than $75 million and, during the same period, our stockholders’ equity was less than $75 million.  In accordance with applicable NYSE rules, on January 12, 2009, we submitted to the NYSE a business plan that demonstrates how we intend to regain compliance with the continued listing standards within 18 months.  Our plan is currently being reviewed by the NYSE.  If the NYSE rejects our plan, or if the NYSE accepts our plan but we are ultimately unable to regain compliance with the continued listing standards within 18 months, our common stock could become delisted from the NYSE.  A delisting of our common stock from the NYSE could potentially materially and adversely affect us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future.  If our common stock is delisted from the NYSE, or if it becomes apparent to us that we will be unable to regain compliance with the continued listing standards within 18 months, we would likely seek to move trading of our common stock to another national securities exchange or quotation system.

Financial Effect of Unfunded Pension Obligations

Our defined benefit pension plan was underfunded by approximately $38 million as of June 29, 2008.  During the first six months of fiscal 2009, based mainly on adverse conditions in the financial markets, our pension plan assets decreased to approximately $100 million as of December 28, 2008, resulting in an increase in our underfunded status.  The decline in fair value of the pension plan assets experienced to date during fiscal 2009 may result in increased total pension costs in the future and may also result in future cash contributions greater than the amounts previously reported in our Annual Report on Form 10-K for the period ended June 29, 2008.  The impact on our fiscal 2010 expense will be determined based on the funded status as of June 28, 2009.  These increased pension costs and future cash contributions could have a material adverse effect on our results of operations, financial position and cash flows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our second fiscal quarter ended December 28, 2008.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

(a)                                     The Annual Meeting of Stockholders of the Company (“Annual Meeting”) was held on October 24, 2008.

(b)                                    The following named persons were elected as directors at the Annual Meeting:

David A. Bloss, Sr.

Dewain K. Cross

Yon Y. Jorden

Mitchell I. Quain

David P. Reiland

(c)                                     The votes cast for and withheld with respect to each nominee for director at the Annual Meeting were as follows:

Nominee	For	Withheld

David A. Bloss, Sr.	28,641,855	90,472
Dewain K. Cross	28,583,135	149,192
Yon Y. Jorden	28,606,952	125,375
Mitchell I. Quain	28,608,651	123,676
David P. Reiland	28,582,662	149,665

(d)                                    The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009 was ratified at the Annual Meeting.  The votes cast for and against the appointment, and the votes that abstained were as follows:

For	Against	Abstain
28,705,918	19,426	6,982

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)                                  Index to Exhibits

10.1	Advisory Services Agreement by and between the Company and David A. Bloss, Sr. dated as of December 15, 2008. *

10.2	Transition, Separation and Complete Release Agreement by and between the Company and David P. Reiland dated as of January 5, 2009. *

10.3	Amended Form of Restricted Stock Award Agreement Pursuant to 2004 Stock Incentive Plan of Magnetek, Inc. (Form adopted October 23, 2008) *

10.4	First Amendment to Credit Agreement dated as of December 15, 2008, between the Company and Associated Bank, N.A. **

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                                         Filed with this Report on Form 10-Q.

**                                  Previously filed under Form 8-K of the Company on December 15, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: February 6, 2009	/s/ Peter M. McCormick
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant and principal executive officer)

Date: February 6, 2009	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant and principal financial officer)