Form 10-Q
period 2009-03-29
MAGNETEK, INC.
filed 2009-05-08
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of Registrant’s Common Stock, as of April 30, 2009, was 30,884,811 shares.

2009 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 29, 2009

MAGNETEK, INC.

PART I.  FINANCIAL INFORMATION

Item 1 — Financial Statements

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	March 29,	March 30,
	2009	2008

Net sales	$25,111	$24,606
Cost of sales	17,353	17,823
Gross profit	7,758	6,783

Operating expenses:
Research and development	928	823
Pension expense	846	46
Selling, general and administrative	4,778	4,516
Income from operations	1,206	1,398

Non operating income:
Interest income	(14)	(226)
Income from continuing operations before income taxes	1,220	1,624

Provision (benefit) for income taxes	(25)	224
Income from continuing operations	1,245	1,400

Loss from discontinued operations, net of tax	(1,067)	(892)

Net income	$178	$508

Earnings per common share
Basic and diluted:
Earnings from continuing operations	$0.04	$0.05

Loss from discontinued operations	$(0.03)	$(0.03)

Net income	$0.01	$0.02

Weighted average shares outstanding:
Basic	30,866	30,377
Diluted	30,892	30,507

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
	March 29,	March 30,
	2009	2008

Net sales	$78,223	$72,794
Cost of sales	51,618	52,169
Gross profit	26,605	20,625

Operating expenses:
Research and development	2,698	2,461
Pension expense	2,539	140
Selling, general and administrative	16,183	13,667
Income from operations	5,185	4,357

Non operating expense (income):
Interest expense	—	260
Interest income	(124)	(898)
Income from continuing operations before income taxes	5,309	4,995

Provision for income taxes	1,069	747
Income from continuing operations	4,240	4,248

Loss from discontinued operations, net of tax	(1,242)	(661)

Net income	$2,998	$3,587

Earnings (loss) per common share

Basic and diluted:
Earnings from continuing operations	$0.14	$0.14

Loss from discontinued operations	$(0.04)	$(0.02)

Net income	$0.10	$0.12

Weighted average shares outstanding:
Basic	30,774	30,339
Diluted	30,855	30,513

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands)

	March 29,	June 29,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,619	$15,210
Restricted cash	261	256
Accounts receivable, net	13,454	18,600
Inventories	14,910	12,525
Prepaid expenses and other current assets	1,375	2,133
Assets held for sale	—	1,288
Total current assets	46,619	50,012

Property, plant and equipment	20,277	20,147
Less: accumulated depreciation	16,528	16,054
Net property, plant and equipment	3,749	4,093

Goodwill	30,310	30,464
Other assets	6,491	6,978
Total Assets	$87,169	$91,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,944	$10,407
Accrued liabilities	7,112	7,740
Current portion of long-term debt	7	9
Total current liabilities	14,063	18,156

Long-term debt, net of current portion	10	12

Pension benefit obligations, net	30,163	37,638
Other long term obligations	1,761	1,947
Deferred income taxes	4,736	3,993

Commitments and contingencies

Stockholders’ equity
Common stock	309	306
Paid in capital in excess of par value	137,835	136,864
Accumulated deficit	(1,806)	(4,804)
Accumulated other comprehensive loss	(99,902)	(102,565)
Total stockholders’ equity	36,436	29,801

Total Liabilities and Stockholders’ Equity	$87,169	$91,547

See accompanying notes

MAGNETEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	(39 Weeks)	(39 Weeks)
	March 29,	March 30,
	2009	2008
Cash flows from continuing operating activities:
Income from continuing operations	$4,240	$4,248
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	779	1,197
Stock based compensation expense	923	433
Pension expense	2,539	140
Changes in operating assets and liabilities	316	(1,023)
Cash contribution to pension fund	(6,773)	—

Total adjustments	(2,216)	747
Net cash provided by continuing operating activities	2,024	4,995

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	1,250	—
Purchase of business	(885)	(1,750)
Proceeds from (deposit into) escrow account	(5)	600
Capital expenditures	(665)	(950)
Net cash used in investing activities	(305)	(2,100)

Cash flows from financing activities:
Proceeds from issuance of common stock	230	958
Purchase and retirement of treasury stock	(182)	—
Borrowings under capital lease obligations	8	13
Principal payments under capital lease obligations	(12)	(9)
Net cash provided by financing activities	44	962

Cash flows from discontinued operations:
Provided by (used in) operating activities	(354)	2,699
Cash provided by (used in) discontinued operations	(354)	2,699

Net increase in cash	1,409	6,556
Cash at the beginning of the period	15,210	5,404
Cash at the end of the period	$16,619	$11,960

See accompanying notes

MAGNETEK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 29, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2008 filed with the Securities and Exchange Commission (the “SEC”). In the Company’s opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 2009, and the results of its operations and cash flows for the three- and nine-month periods ended March 29, 2009 and March 30, 2008. Results for the three- and nine-months ended March 29, 2009 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30. The three- and nine-month periods ended March 29, 2009 and March 30, 2008 each contained 13 and 39 weeks respectively.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-level hierarchy for fair value measurements to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

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

The Company adopted SFAS 157 effective June 30, 2008. The Company’s assets and liabilities measured at fair value on a recurring basis subject to the presentation requirements of SFAS 157 at March 29, 2009 consisted of cash and cash equivalents. Cash and cash equivalents are comprised of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. This standard significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•                  Acquired in-process research and development (“IPR&D”) is accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D was previously expensed at the time of the acquisition.

•                  Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price.

•                  Transaction costs are expensed. These costs were previously treated as costs of the acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no minority interests and accordingly expects that the adoption of SFAS 160 will not have a material impact on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s condensed consolidated financial statements.

Reclassifications — Certain prior year balances were reclassified to conform to the current year presentation, mainly the reclassification of the Company’s telecom power systems (“TPS”) business results of operations from continuing operations to discontinued operations.

2.                                      Discontinued Operations

In April 2008, the Company committed to a plan to divest its TPS business, which manufactured backup power systems for wireless applications. As a result, the Company reclassified the assets to be disposed of, primarily inventory, as held for sale at June 29, 2008, and classified the operating results of the business as discontinued operations. In September 2008, the Company completed the sale of the assets of the TPS business to Myers Power Products, Inc. (“Myers”). The purchase price of $1.25 million was paid by Myers to the Company in October, 2008. The Company recorded a loss of $0.4 million related to the divestiture, included in results of discontinued operations for the nine months ended March 29, 2009, comprised mainly of future lease costs and the write-off of certain TPS fixed assets.

Loss from discontinued operations for the three- and nine-months ended March 29, 2009, includes a loss of $1.0 million related to the termination of a lease agreement for office space in Nashville, Tennessee, effective August 2010. The Company has been subleasing the space to a Nashville-area law firm since the inception of the lease in August 2000 pursuant to a sublease agreement that expires in August 2010. The Company has received notice from the law firm of its intention not to renew the sublease. By terminating the lease prior to the scheduled expiration date of August 2015, the Company will avoid potential future lease payments of $9.9 million after the sublease agreement expires. The lease termination costs, paid in March 2009, represent the unamortized portion of tenant improvements previously provided by the landlord to Magnetek.

Loss from discontinued operations for the nine-month period ended March 29, 2009, includes a settlement gain of $0.5 million, and loss from discontinued operations for the nine-month period ended March 30, 2008, includes a settlement gain of $1.4 million, both from a May 2007 settlement agreement between the Company and Federal-Mogul Corporation (“Federal Mogul”, see Note 4 of Notes to Condensed Consolidated Financial Statements).

In addition, certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations. The results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net sales - TPS business	$—	$1,723	$1,503	$8,614

Lease termination expense	$(959)	$—	$(959)	$—
Expense related to divested businesses	(108)	(642)	(301)	(1,238)
Loss on disposal of TPS business	—	—	(368)	—
Loss from TPS business prior to disposal	—	(250)	(94)	(843)
Income from Federal Mogul settlement	—	—	480	1,420
Loss from discontinued operations	$(1,067)	$(892)	$(1,242)	$(661)

The condensed consolidated balance sheet as of March 29, 2009 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.                                      Inventories

Inventories consist of the following:

	March 29,	June 29,
	2009	2008
Raw materials and stock parts	$10,402	$7,676
Work-in-process	1,299	1,071
Finished goods	3,209	3,778
	$14,910	$12,525

4.                                      Commitments and Contingencies

Litigation—Product Liability

The Company is involved in a product liability lawsuit related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. (“MXT”). The lawsuit was initially filed by Robert Redman in Cook County, Illinois in 1998 against MXT and other defendants, but now is pending only against MXT and Electromotive Systems, Inc, a non-affiliated third party. The claim pre-dated the acquisition and was tendered to the insurance companies that provided coverage for MXT Holdings, Inc. against such claims, and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights. The lawsuit seeks damages for personal injuries allegedly incurred by Mr. Redman due to an allegedly defective radio control product manufactured by MXT. Management believes that the insurers will bear all liability, if any, with respect to the case and that the proceeding will not have a material adverse effect on the Company’s results of operations or financial position.

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

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is either contractually indemnified against liability for asbestos-related claims or believes that it has no liability for such claims. The Company aggressively seeks dismissal from these proceedings, and has also tendered the defense of these cases to the insurers for the companies from which Magnetek acquired the businesses. The Company also filed claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees for defense of these claims. In May 2007, the Company and Federal-Mogul entered into a settlement agreement under which the Company was entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds. The Company was entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases. In January 2009, the Company received a payment of $1.0 million under the settlement agreement, which brought the total proceeds received to date under the settlement agreement to $5.5 million, the maximum amount to which the Company is entitled. The condensed consolidated statements of operations for the nine-month period ended March 29, 2009 include $0.5 million of income from the settlement trust in income (loss) from discontinued operations. The condensed consolidated statements of operations for the nine-month period ended March 30, 2008 include $1.4 million of income from the settlement trust in income from discontinued operations. Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies. Federal-Mogul, the Company and other defendants filed responsive pleadings and motions relating to the case, and the court granted the motions to stay the declaratory judgment action. Some of these insurers appealed such ruling and in November 2008, the ruling was upheld on appeal. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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

Environmental Matters - General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first nine months of fiscal years 2009 or 2008.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal years 2009 or 2008.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility.  The case was transferred to the Complex Litigation Docket, J.D. of Waterbury at Waterbury, Connecticut, which subsequently denied motions for summary judgment filed by the plaintiff, The Sergy Company, LLC (“Sergy”), as well as the counter motion for summary judgment filed by the Company.  Sergy’s amended complaint alleges a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims.  The case is in the discovery and motions phase, and Sergy filed a motion to amend the complaint to include additional claims against the Company under the Connecticut Transfer Act.  The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against two other potentially responsible parties.  In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site.  The DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare a report on historical operations and environmental activities at the Bridgeport facility and the report was submitted to the DEP.  An action was filed by the Connecticut Commissioner of Environmental Protection (“CTCEP”) against the Company and Sergy in April 2008.  Although a stipulation was entered into by the Company and Sergy relating to the issue involving the groundwater pump and treat system located at the Bridgeport facility, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act. In September 2008 the court ordered the case transferred to the Waterbury court, where the above referenced action filed by Sergy against the Company is currently pending.  The Company has incurred costs of $0.3 million related to the Bridgeport facility during fiscal 2009.  The condensed consolidated balance sheet as of March 29, 2009, does not include any estimated remediation costs.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or any unfavorable rulings in the lawsuits with the owner of the Bridgeport facility or the CTCEP, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.                                      Comprehensive Income

For the three- and nine-month periods ended March 29, 2009, and March 30, 2008, comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net income	$178	$508	$2,998	$3,587
Change in unrecognized pension liability	1,079	845	3,239	2,532
Change in currency translation adjustment	66	(141)	(576)	95
Comprehensive income	$1,323	$1,212	$5,661	$6,214

6.             Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-months ended March 29, 2009, and March 30, 2008:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$1,245	$1,400	$4,240	$4,248
Loss from discontinued operations	(1,067)	(892)	(1,242)	(661)
Net income	$178	$508	$2,998	$3,587

Denominator:
Weighted average shares - basic earnings per share	30,866	30,377	30,774	30,339
Add dilutive effective of stock based compensation	26	130	81	174
Weighted average shares - diluted earnings per share	30,892	30,507	30,855	30,513

Basic and Diluted:
Income per share from continuing operations	$0.04	$0.05	$0.14	$0.14
Loss per share from discontinued operations	$(0.03)	$(0.03)	$(0.04)	$(0.02)
Net income per share	$0.01	$0.02	$0.10	$0.12

Outstanding options to purchase 2.5 million and 3.8 million shares of common stock for the three months ended March 29, 2009, and March 30, 2008, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive. Outstanding options to purchase 2.0 million and 2.9 million shares of common stock for the nine months ended March 29, 2009, and March 30, 2008, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.                                      Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine-month periods ended March 29, 2009, and March 30, 2008, are as follows:

	Nine Months Ended
	March 29,	March 30,
	2009	2008
Balance, beginning of fiscal year	$493	$315
Changes in product warranties charged to earnings	64	662
Use of reserve for warranty obligations	(198)	(536)
Balance, end of period	$359	$441

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                                      Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and nine-month periods ended March 29, 2009, and March 30, 2008, follows:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Interest Cost	$2,799	$2,606	$8,397	$7,821
Expected return on plan assets	(3,033)	(3,405)	(9,098)	(10,213)
Recognized net actuarial losses	1,080	845	3,240	2,532

Total net pension expense	$846	$46	$2,539	$140

Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $6.9 million during the remainder of calendar year 2009.

As required by the measurement provisions of SFAS No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company’s defined benefit plan assets and obligations will be measured as of the Company’s fiscal year-end in June 2009. If financial markets do not recover significantly by June 2009, the decline in fair value of the pension plan assets experienced during fiscal 2009 will likely result in increased total pension costs in the future and may also result in additional future cash contributions in accordance with the U.S. Pension Protection Act of 2006.  The Company is currently evaluating the impact of the continuing decline in the financial markets on its consolidated financial statements.  Based on currently available information, the Company expects a significant increase in pension expense for fiscal 2010 from the current year projected pension expense of $3.4 million.

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

The Company’s provision for income taxes for each of the three- and nine-month periods ended March 29, 2009 and March 30, 2008 includes $0.3 million and $0.7 million, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

10.                               Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants that require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by the Company’s accounts receivable and inventory.  In December 2008, the Company and Associated Bank entered into a first amendment to the Associated facility, the primary purpose of which was to extend the maturity date of the Associated facility to November 2010.  The Company is currently in compliance with all covenants and there were no amounts outstanding under the Associated facility as of March 29, 2009.

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

Our product offerings for energy delivery applications include power inverters for alternative energy applications, including wind turbines and photovoltaic installations, which deliver AC power to the utility grid from generators inside wind turbines or from solar panels, or deliver power for consumption at the source.  Both the wind and solar markets have grown rapidly in North America over the past several years as wind and solar power are becoming increasingly competitive from a cost standpoint with more traditional methods of power generation.  We believe our product offerings have us well positioned to take advantage of growth in alternative energy markets over the next several years.

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

During the third quarter of fiscal 2009, we achieved 2% year-over-year sales growth from the third quarter of fiscal 2008 due mainly to continuing acceptance of new products in our served markets.  Third quarter fiscal 2009 sales were $25.1 million compared to third quarter fiscal 2008 sales of $24.6 million, as we experienced year-over-year sales growth in our material handling and energy delivery product lines.  In addition to increased sales of mining products, we also completed shipment of the remaining units under our initial order for E-Force wind inverters during the third quarter of fiscal 2009.  Fiscal 2009 third quarter gross margin was 30.9% of net sales compared to fiscal 2008 third quarter gross margin of 27.6% of net sales, and operating profit margin was 4.9% in the third quarter of fiscal 2009 compared to 5.7% in the third quarter of fiscal 2008.  The improvement in gross profit, mainly due to higher volume and favorable sales mix, was largely offset by an increase in our non-cash pension expense of $0.8 million, higher professional fees and increased provisions for incentive compensation.  As a result, our operating profit decreased modestly in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  Our cash balances decreased by $0.3 million during the third quarter of fiscal 2009.  However, the decrease reflects payment of several non-recurring items, including $1.0 million for lease termination costs, $0.9 million for the second purchase price installment for the business of Enrange LLC (“Enrange”) that we acquired in February 2008, and $0.7 million in severance costs.  We also made a $2.4 million contribution to our defined benefit pension plan during the third quarter of fiscal 2009.  We have no debt outstanding as of March 29, 2009.

We believe that future increased profitability is dependent upon increased sales revenue, continued improvement in gross margins, and a recovery in the valuation of our pension plan assets, which would favorably impact our periodic pension expense.  Our past sales growth has been, and we believe our fiscal 2009 sales growth will continue to be, dependent on strong demand for material handling products, our customers’ ability to obtain financing and willingness to invest in the current economic environment, and successful introduction and increasing acceptance of new products, mainly in the elevator and alternative energy markets.  Recently introduced product offerings such as our Quattro regenerative elevator drive and our AC traction drives for mining applications are gaining acceptance with customers in the marketplace.   However, the U.S. industrial slowdown and decline in capital spending began to negatively impact our business during the third quarter of fiscal 2009.  Sales of our material handling product offerings, which comprise nearly 70% of our sales to date in fiscal 2009, are influenced by cyclical forces in the industrial marketplace, and we have recently seen signs of a softening in demand in certain of our served markets, mainly in the automotive and primary metals industries.  We currently expect net sales in the fourth quarter of fiscal 2009 to decrease on a double-digit percentage basis sequentially from our third quarter net sales.  Accordingly, in March 2009 we reduced our workforce by more than 30 positions, approximately 10% of our workforce, and implemented a wage and salary freeze that will remain in place throughout fiscal 2010.  We believe economic conditions will remain challenging for the remainder of fiscal 2009 and throughout much of fiscal 2010 and as a result, we currently expect fiscal 2010 net sales to decrease from fiscal 2009 levels.  While we believe that sales of recently introduced products can continue to help mitigate the impact of declining sales in our base business, we may pursue selective external growth opportunities to enhance or expand our product offerings, market channels or technical resources.

Gross margins in our continuing operations have historically been near or above 30% and we are targeting this level of gross margin going forward.  Improvement in gross margins is mainly dependent upon favorable economic conditions, continued acceptance of recently introduced product offerings by the marketplace, and successful cost reduction actions related to recently introduced elevator and alternative energy product offerings and reductions in our manufacturing cost structure.

We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on energy efficient power products.  While we have continued to focus on controlling our operating expenses, these expenses increased in the third quarter of fiscal 2009 over the third quarter of fiscal 2008, mainly due to higher book pension expense.  The higher pension expense will recur throughout fiscal 2009, and our pension expense will increase in fiscal 2010 from fiscal 2009 levels, mainly due to negative returns on plan assets experienced during fiscal 2008 and fiscal 2009 to date (see Note 8 of Notes to Condensed Consolidated Financial Statements).

We expect that fiscal 2009 operating margin as a percent of sales will likely be comparable to fiscal 2008 operating margins of 6.8%, due mainly to higher gross profit offset by higher pension expense.  Through utilization of our net operating loss carryforwards for U.S. tax purposes, we believe the majority of our reported operating profit can be realized as net income.

Discontinued Operations

In the fourth quarter of fiscal 2008, we classified the assets and liabilities of our telecom power systems (“TPS”) business as held for sale, and the results of operations of the TPS business as discontinued operations.  Our TPS product offerings were focused on providing back-up power for wireless applications.  We concluded we could better achieve our sales growth objectives by redirecting certain resources deployed in the TPS business to our product offerings in the material handling, elevator and energy delivery markets.  We completed the divestiture of the TPS business during the first quarter of fiscal 2009 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

In addition to the operating results of the divested TPS business, certain expenses related to previously divested businesses have also been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses have historically included charges for an arbitration award in a patent infringement claim and related legal fees, as well as certain expenses for environmental matters, asbestos claims and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

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

Results of Operations - Three Months Ended March 29, 2009 and March 30, 2008

Net Sales and Gross Profit

Net sales for the three months ended March 29, 2009, were $25.1 million, an increase of 2.1% from the three months ended March 30, 2008, sales of $24.6 million.  The increase in sales was due to higher sales volumes in our material handling and energy delivery product lines, offset by lower sales in our elevator product line.  Net sales by product line were as follows, in millions:

	Three Months Ended
	March 29, 2009		March 30, 2008
Material handling	$16.2	65%	$16.0	65%
Elevator motion control	4.8	19%	5.4	22%
Energy systems	4.1	16%	3.2	13%

Total net sales	$25.1	100%	$24.6	100%

Gross profit for the three months ended March 29, 2009, was $7.8 million, or 30.9% of sales, versus $6.8 million, or 27.6% of sales, for the three months ended March 30, 2008.  The increase in gross profit as a percentage of sales for the three months ended March 29, 2009, as compared to the three months ended March 30, 2008, was due to improved sales mix of material handling products, increased sales of higher margin mining products, and improved gross margins due to cost reductions on wind inverters.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $0.9 million, or 3.7% of sales, for the three months ended March 29, 2009, comparable to R&D expense of $0.8 million, or 3.3% of sales, for the three months ended March 30, 2008.

Pension expense was $0.8 million for the three months ended March 29, 2009, versus a negligible pension expense for the three months ended March 30, 2008 (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Selling, general and administrative (“SG&A”) expense was $4.8 million (19.0% of sales) for the three months ended March 29, 2009, versus $4.5 million (18.4% of sales) for the three months ended March 30, 2008.  Selling expenses in the three months ended March 29, 2009, were $2.4 million, comparable to $2.3 million in the three months ended March 30, 2008.  General and administrative (“G&A”) expense was $2.4 million for the three months ended March 29, 2009, compared to $2.2 million for the three months ended March 30, 2008, mainly due to higher incentive compensation provisions.

Income from Operations

Income from operations for the three months ended March 29, 2009, was $1.2 million compared to income from operations of $1.4 million for the three months ended March 30, 2008.  The decline in income from operations for the three months ended March 29, 2009, as compared to the three months ended March 30, 2008, was due to higher operating expenses, mainly pension expense partially offset by increased gross profit on higher sales volume.

Interest Income

Interest income was negligible for the three months ended March 29, 2009.  Interest income was $0.2 million for the three months ended March 30, 2008.  The decrease in interest income in the three months ended March 29, 2009, as compared to the three months ended March 30, 2008, was due to lower cash balances held in short-term investments and reduced interest rates earned on cash balances.

Provision (Benefit) for Income Taxes

We recorded a negligible income tax benefit for the three months ended March 29, 2009, and a provision of $0.2 million for the three months ended March 30, 2008.  The tax benefit for the three months ended March 29, 2009, includes $0.2 million of tax benefit on our pretax income in Canada (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The tax provision in both periods includes non-cash deferred tax provisions of $0.3 million related to changes in deferred tax liabilities from goodwill amortization.

Income from Continuing Operations

We recorded income from continuing operations of $1.2 million for the three months ended March 29, 2009, or $0.04 earnings per share on both a basic and diluted basis, compared to income from continuing operations of $1.4 million for the three months ended March 30, 2008, or $0.05 earnings per share on both a basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended March 29, 2009, of $1.1 million, or a $0.03 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.9 million, or a $0.03 loss per share on both a basic and diluted basis, for the three months ended March 30, 2008.  Loss from discontinued operations in the three months ended March 29, 2009, includes a loss from termination of a lease agreement of $1.0 million as well as expenses of $0.1 million related to previously divested businesses.  Loss from discontinued operations for the three months ended March 30, 2008, includes $0.6 million of expense related to previously divested businesses and losses of $0.3 million in the TPS business prior to its divestiture.

Net Income

Our net income was $0.2 million in the three months ended March 29, 2009, or $0.01 per share, basic and diluted, compared to net income of $0.5 million in the three months ended March 30, 2008, or $0.02 per share on both a basic and diluted basis.

Results of Operations - Nine Months Ended March 29, 2009 and March 30, 2008

Net Sales and Gross Profit

Net sales for the nine months ended March 29, 2009, were $78.2 million, an increase of 7.5% from the nine months ended March 30, 2008, sales of $72.8 million.  The increase was due to higher sales volume in each of our main product lines, and includes an increase in sales of $1.7 million of products from the Enrange business.  Net sales by product line were as follows, in millions:

	Nine Months Ended
	March 29, 2009		March 30, 2008
Material handling	$54.2	69%	$51.3	70%
Elevator motion control	15.2	20%	$14.1	20%
Energy systems	8.8	11%	$7.4	10%

Total net sales	$78.2	100%	$72.8	100%

Gross profit for the nine months ended March 29, 2009, was $26.6 million, or 34.0% of sales, versus $20.6 million, or 28.3% of sales, for the nine months ended March 30, 2008.  The increase in gross profit as a percentage of sales for the nine months ended March 29, 2009, as compared to the nine months ended March 30, 2008, was due to higher sales volume in our material handling, elevator and mining product lines, favorable sales mix within each of our main product lines, and lower sales of lower margin wind inverters.  In addition, gross profit for the nine months ended March 30, 2008, was negatively impacted by start-up costs and manufacturing variances related to ramp up of production of our wind inverter products.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense was $2.7 million, or 3.4% of sales, for the nine months ended March 29, 2009, comparable to R&D expense of $2.5 million, or 3.4% of sales, for the nine months ended March 30, 2008.  R&D expense for the nine months ended March 29, 2009, reflects higher payroll costs due to headcount additions.

Pension expense was $2.5 million for the nine months ended March 29, 2009, versus pension expense of $0.1 million for the nine months ended March 30, 2008 (see Note 8 of Notes to Condensed Consolidated Financial Statements).

SG&A expense was $16.2 million (20.7% of sales) for the nine months ended March 29, 2009, compared to $13.7 million (18.8% of sales) for the nine months ended March 30, 2008.  Selling expenses for the nine months ended March 29, 2009, were $7.6 million, an increase of $0.4 million compared to $7.2 million for the nine months ended March 30, 2008, due to higher volume related commissions and trade show expenses.  G&A expense was $8.6 million for the nine months ended March 29, 2009, compared to $6.5 million for the nine months ended March 30, 2008, due to restructuring costs related to management reorganization of $1.0 million, and higher incentive compensation provisions of $1.1 million.

Income from Operations

Our income from operations for the nine months ended March 29, 2009, was $5.2 million compared to income from operations of $4.4 million for the nine months ended March 30, 2008.  The increase in income from operations for the nine months ended March 29, 2009, as compared to the nine months ended March 30, 2008, was mainly due to higher gross profit on increased sales volume, partially offset by increased SG&A expense.

Interest Income and Expense

Interest income was $0.1 million for the nine months ended March 29, 2009.  Interest income was $0.9 million and interest expense was $0.3 million for the nine months ended March 30, 2008.  The decrease in interest income for the nine months ended March 29, 2009, as compared to the nine months ended March 30, 2008, was due to lower cash balances and reduced interest rates earned on cash balances.  Interest expense for the nine months ended March 30, 2008, was comprised mainly of deferred financing amortization.

Provision for Income Taxes

We recorded an income tax provision of $1.1 million for the nine months ended March 29, 2009, and $0.7 million for the nine months ended March 30, 2008.  The tax provision for the nine months ended March 29, 2009, includes $0.4 million for income taxes on our pretax income in Canada (see Note 9 of Notes to Condensed Consolidated Financial Statements).  The tax provision in both periods includes non-cash deferred tax provisions of $0.7 million related to changes in deferred tax liabilities from goodwill amortization.

Income from Continuing Operations

We recorded income from continuing operations of $4.2 million for the nine months ended March 29, 2009, or $0.14 earnings per share on both a basic and diluted basis, comparable to income from continuing operations of $4.2 million for the nine months ended March 30, 2008, also $0.14 earnings per share on both a basic and diluted basis.

Loss from Discontinued Operations

Our loss from discontinued operations for the nine months ended March 29, 2009, was $1.2 million, or a $0.04 loss per share on both a basic and diluted basis, compared a loss from discontinued operations of $0.7 million, or a $0.02 loss per share on both a basic and diluted basis, for the nine months ended March 30, 2008.  Our loss from discontinued operations for the nine months ended March 29, 2009, includes a loss from termination of a lease agreement of $1.0 million, a loss on the September 2008 disposal of our TPS business of $0.4 million, expenses related to previously divested businesses of $0.3 million, and losses in our TPS business of $0.1 million, partially offset by a settlement gain of $0.5 million from a previous agreement with Federal-Mogul.  Our loss from discontinued operations for the nine months ended March 30, 2008, was comprised of expenses related to previously divested businesses of $1.2 million and losses in the TPS business of $0.9 million, partially offset by a settlement gain of $1.4 million from the Federal-Mogul agreement.

Net Income

Our net income was $3.0 million for the nine months ended March 29, 2009, or $0.10 earnings per share, basic and diluted, compared to net income of $3.6 million for the nine months ended March 30, 2008, or a $0.12 earnings per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, increased $1.4 million during the nine months ended March 29, 2009, from $15.5 million at June 29, 2008, to $16.9 million at March 29, 2009.  Our primary sources of cash during the nine months ended March 29, 2009, were income from operations of $5.2 million, $1.2 million from the sale of our TPS business, and a participation payment related to an annuity contract of $0.5 million, and our primary use of cash was for contributions of $6.8 million to our defined benefit pension plan.  During the nine months ended March 29, 2009, our net inventories increased by $2.4 million, partially related to higher sales activity to date in fiscal 2009.  However, accounts receivable decreased by $5.1 million from June 29, 2008, as our days sales outstanding decreased to 48 days as of March 29, 2009.  Our capital expenditures in the nine months ended March 29, 2009, were $0.7 million.  While we may make further investments to increase capacity for and improve efficiency in the production of wind inverters, we do not anticipate capital expenditures in fiscal 2009 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the Associated facility with Associated Bank, the primary purpose of which was to extend the maturity date of the Associated facility to November 1, 2010.  There were no amounts outstanding under the Associated facility and the Company is in compliance with all covenants as of March 29, 2009.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $12.2 million from April 2008 through April 2009, funded by cash generated from operations.  Under funding regulations, current actuarial projections indicate that we will be required to make additional contributions to the plan aggregating approximately $12.5 million in fiscal 2010.  Required contributions beyond fiscal 2010 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at March 29, 2009 or March 30, 2008.

Item 4 — Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 29, 2009; and (ii) no change in internal control over financial reporting occurred during the quarter ended March 29, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934.  This “Controls and Procedures” section includes information concerning the controls and evaluation thereof referred to in the attached certifications, and it should be read in conjunction with the attached certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q.  Except as stated below, we believe that there have been no material developments with respect to these matters during the fiscal quarter ended March 29, 2009.

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Ole K. Nilssen (“Nilssen”)entered into a consent judgment in April, 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  Magnetek accepted a claim for indemnification from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  ULT filed a motion seeking costs and attorney’s fees as the prevailing party, which motion was denied by the U.S. District Court on January 27, 2009, and ULT has filed an appeal of the order.

Item 1A — Risk Factors

Except as noted below in the following paragraphs, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Risk of De-Listing of our Common Stock by the NYSE

The continued listing standards of the New York Stock Exchange (the “NYSE”) require us to maintain, among other things, either a market capitalization of at least $75 million or a stockholders’ equity balance of at least $75 million during any 30-trading-day period.  In November, 2008 we were notified by the NYSE that we had fallen below this continued listing standard, as set forth in Section 802.01B of the NYSE Listed Company Manual, because over a 30-trading-day period, our average total market capitalization was less than $75 million and, during the same period, our stockholders’ equity was less than $75 million.  In accordance with applicable NYSE rules, in January, 2009 we submitted to the NYSE a business plan that demonstrates how we intend to regain compliance with the continued listing standards within 18 months.  Our plan was accepted by the NYSE in February 2009.  If we are ultimately unable to regain compliance with the continued listing standards within 18 months, our common stock could become delisted from the NYSE.  A delisting of our common stock from the NYSE could potentially materially and adversely affect us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future.  If our common stock is delisted from the NYSE, or if it becomes apparent to us that we will be unable to regain compliance with the continued listing standards within 18 months, we would likely seek to move trading of our common stock to another national securities exchange or quotation system.

Financial Effect of Unfunded Pension Obligations

Our defined benefit pension plan was underfunded by approximately $38 million as of June 29, 2008.  During the first nine months of fiscal 2009, based mainly on adverse conditions in the financial markets, our pension plan assets decreased from $134 million at June 29, 2008, to approximately $93 million as of March 29, 2009, resulting in an increase in our underfunded status.  The decline in fair value of the pension plan assets experienced to date during fiscal 2009 will likely result in increased total pension costs in the future and may also result in future required cash contributions by the Company greater than the amounts previously reported in our Annual Report on Form 10-K for the period ended June 29, 2008.  The impact on our fiscal 2010 expense will be determined based on the funded status of our pension plan as of June 28, 2009.  These increased pension costs and future cash contributions could have a material adverse effect on our results of operations, financial position and cash flows.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our third fiscal quarter ended March 29, 2009.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

As previously reported by the Company, in December 2008, Riley Investment Management LLC (“RIM”) filed a Statement on Schedule 13D with the Securities and Exchange Commission and delivered a letter to the Company’s Board of Directors (the “Board”) suggesting that the Board should commence a process to sell the Company and requesting that the Board appoint a representative of RIM to serve on the Board.  The Board considered RIM’s suggestion and request for Board representation at its meeting in February, 2009.  The Board concluded that it was in the best interests of the Company’s shareholders to continue to follow the Company’s strategic plan rather than to pursue a potential sale of the Company under current market and economic conditions.  On April 16, 2009, RIM, Riley Investment Partners Master Fund, L.P., B. Riley & Co., LLC and B. Riley & Co. Retirement Trust executed a confidentiality agreement with the Company, and Mr. Bryant Riley was in attendance as an observer at the Board meeting and certain committee meetings held on May 6, 2009.  The Board has delegated consideration of RIM’s request for representation on the Board to the Board’s Nominating and Corporate Governance Committee (the “Committee”), and the Committee is in discussions with Mr. Riley.

Item 6 - Exhibits

(a)                                  Index to Exhibits

3.1                               Magnetek, Inc. Amended and Restated By-Laws  * *

3.2                               Magnetek, Inc. Amendments to By-Laws  * *

10.1                         Form of Retention Agreement  * *

10.2                         Transition, Separation and Complete Release Agreement by and between the Company and David P. Reiland dated as of January 5, 2009  * * *

31.1                         Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

31.2                         Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *

32.1                         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                                                                 Filed with this Report on Form 10-Q.

* *                                                       Previously filed with Form 8-K filed February 9, 2009 and incorporated herein by this reference.

* * *                                             Previously filed with Form 10-Q filed February 6, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: May 8, 2009	/s/ Peter M. McCormick
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: May 8, 2009	/s/ Marty J. Schwenner
Marty J. Schwenner
Vice-President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)