Form 10-K
period 2009-06-28
MAGNETEK, INC.
filed 2009-08-31
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10233

MAGNETEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
N49 W13650 Campbell Drive Menomonee Falls, Wisconsin	53051
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 783-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ]	No [X]
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

	Yes [ ]	No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes [ ]	No [X]
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $2.23 per share as reported by the New York Stock Exchange, on December 26, 2008 (the last business day of the Company’s most recently completed second fiscal quarter), was $67,860,920.  Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of August 7, 2009, was 30,941,621 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. 2009 Annual Report for the fiscal year ended June 28, 2009 (the “2009 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.  With the exception of those portions that are expressly incorporated by reference into this Form 10-K, the 2009 Annual Report is not deemed as filed as part of this Form 10-K.  Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 28, 2009 are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.
ANNUAL REPORT ON FORM 10-K
 FOR THE FISCAL YEAR ENDED JUNE 28, 2009

The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30.  Fiscal years 2009, 2008 and 2007 each contained 52 weeks.

Index

PART I

ITEM 1.  BUSINESS

General

Magnetek, Inc. (“Magnetek,” the “Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and energy delivery applications.  Our products are sold directly or through manufacturers’ representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes.  We operate in a single segment, Digital Power Control Systems.  Magnetek was founded in July 1984 and is listed on the New York Stock Exchange (NYSE: MAG).

Magnetek’s systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  overhead cranes and hoists; elevators; coal mining equipment; and renewable energy sources.  We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital direct current (“DC”) motion control systems for elevators.  Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, the location of our headquarters.

During fiscal 2008, we concluded that our best growth prospects lay in our core power control and systems businesses, and we decided to divest our telecom power systems (“TPS”) business.  We believe we can better achieve our sales growth objectives by redirecting resources that were deployed in the TPS business to our product offerings in the material handling and elevator markets, where we believe we are a market leader, and energy delivery markets, which we believe offer greater prospects for sales growth.  We completed the divestiture of the TPS business in September 2008.

Our goal is to become solidly positioned in markets offering long-term stability, excellent growth potential and profitability.  Our primary focus is on markets where we can apply both our industry expertise and our systems integration model to add value to our customers by improving their production, energy efficiency, manufacturing throughput or safety, while minimizing down time and maintenance costs.  We believe U.S. industry is in the midst of a shift from electro-mechanical power controls to digital power controls, and believe we are positioned to take advantage of this shift through many of our product offerings.  We also believe that wireless controls will be an area of strategic growth for us.  To that end, in February 2008, we acquired the assets and business of Enrange, LLC, a wireless control manufacturer providing radio remote controls for material handling, hydraulic and other industries.  The acquisition enhances our wireless technical expertise, expands our wireless control product portfolio, and allows us to penetrate additional markets.  We will continue to pursue internal growth opportunities in our core product lines, while also pursuing external growth through acquisitions in our served or related markets, adding products, technology, market opportunities or capabilities that complement our existing business.

Product Offerings

Magnetek is a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in industries such as: aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, locomotive yards, and heavy movable structures.  We believe our product offerings have us well positioned to capitalize on the expected increase in demand for renewable energy generation as well as energy saving products.

Our material handling products include drive systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to original equipment manufacturers of overhead cranes and hoists.  We have a significant market share in North America in alternating current (“AC”) control systems and see revenue growth opportunities in DC control systems for retrofit applications and in wireless remote controls.

Magnetek also designs, builds, sells, and supports elevator application specific drive products and is recognized as a leader for DC high performance elevator drives, as well as AC drives for low and high performance traction elevators. Our elevator product offerings are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available

Index

 market for DC drives and subsystems used in high-rise elevators.  Magnetek elevator drives currently operate in many of the most recognizable high-rise buildings in the world. We believe opportunities for growth exist in available elevator markets through the introduction of new energy-saving product offerings; expanding the breadth of available product offerings to include competitive low-end products for lower performance AC applications; and using new product offerings to expand geographically.

Magnetek’s energy delivery product offerings include power inverters for fuel cells, solar panels and wind turbines, which deliver AC power from these energy sources to the utility power grid.  We believe there are revenue growth opportunities in the wind and solar markets which are expected to grow rapidly in North America as these renewable sources of power become increasingly competitive from a cost standpoint with more traditional methods of power generation.  We also provide drives for underground coal mining equipment.

We intend to continue to build on our competitive strengths in established material handling and elevator markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing and emerging markets for digital power-based systems, such as renewable energy.

Seasonality

Our power control systems for material handling applications currently represent nearly 70% of our annual revenues.  Sales of these products tend to follow capital budgeting and spending patterns of the customer base.  As a result, our revenues are generally strongest in the second and fourth fiscal quarters, with relatively lower revenues in the first and third fiscal quarters.

Backlog

Our backlog as of the end of fiscal 2009 was $9.0 million versus $17.1 million at the end of fiscal 2008.  The decrease in backlog is primarily due to a decline of $5.0 million in our backlog of material handling systems as well as a reduction of nearly $3.0 million in our backlog of wind inverters.  While we use our backlog figure as an indicator of future sales activity, we have historically had a significant amount of revenue derived from orders that are booked and shipped within the same reporting period.  We expect most of the orders in our backlog to be filled during the first half of fiscal 2010.

Competition

Our primary competitors during fiscal 2009 included: Konecranes Inc., Cattron Group International, Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, Yaskawa, KEB GmbH, Fujitec, SMA, SatCon Technology, and Xantrex (a division of Schneider Electric).  Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than us.

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

Product Breadth and Systems Sales Channels.  We provide a variety of products in each of our major product lines.  For material handling customers, we serve as a one-stop-source providing a full range of crane controls as well as subsystems, including radio controls, brakes and electrification products.  We believe that our well established distribution network constitutes a significant competitive advantage in the North American material handling marketplace.

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

Index

other commitments over the next 12 months.  However, some of our competitors have substantially greater financial resources than us.

Suppliers and Raw Materials

Virtually all materials and components that we purchase are available from multiple suppliers.  During fiscal 2009, raw material purchases accounted for approximately 70% of our cost of sales.  Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses.  We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers’ specific needs.  Total research and development expenditures were approximately $3.5 million, $3.2 million and $4.2 million for our 2009, 2008 and 2007 fiscal years, respectively.

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

International Operations

International sales accounted for 14% of our net sales in fiscal 2009.  We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S.   For our 2009, 2008 and 2007 fiscal years, revenues derived from domestic sales were $84.4 million $88.8 million and $75.6 million respectively, and revenues derived from international sales were $13.8 million, $11.2 million and $12.1 million, respectively.  We hold assets in the U.S., Canada and the United Kingdom totaling $7.7 million, of which $6.6 million are held in Canada and $1.1 million are in the United Kingdom.

Employee Relations

As of August 1, 2009, we had 191 salaried employees and 117 hourly employees, none of whom were covered by collective bargaining agreements with unions.  We believe that our relationships with our employees are favorable.

Available Information

Our Internet website address is www.magnetek.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports that are filed by the Company with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at or through our website.

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal years 2009, 2008 or 2007.

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2009, 2008 or 2007.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged

Index

 connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

For a discussion of environmental-related litigation matters in which we are engaged, please refer to Item 3 - “Legal Proceedings” of this Annual Report on Form 10-K.

Supplemental Information-Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company.

Name	Age	Position
Peter M. McCormick	49	Executive Vice President and Chief Operating Officer
Marty J. Schwenner	48	Vice President and Chief Financial Officer
Ryan D. Gile	40	Vice President, Controller
Jolene L. Shellman	62	Vice President Legal Affairs and Corporate Secretary

Peter McCormick has been President and Chief Executive Officer of Magnetek since October 2008.  Prior to that, Mr. McCormick served as Chief Operating Officer of Magnetek since November 2006 and has been the Executive Vice President responsible for the Company's Power Control Systems Group since 2002. Prior to that, he served as the President of the Company’s Industrial Controls Group from 1999 until 2002. Since joining the Company in 1996, Mr. McCormick has also served as the Vice President of Operations for the Company’s drives group from 1998 until 1999 and as Vice President of the custom products business group from 1996 until 1998.

            Marty Schwenner has been Chief Financial Officer of Magnetek since November 2006.  Mr. Schwenner has served as a Vice President of the Company since 2003 and was Controller of the Company from 2002 until November 2006.  Mr. Schwenner was Vice President of Finance for the Company’s power electronics group from 1998 until 2002. Mr. Schwenner also served as the Chief Financial Officer of the Company's European operations from 1992 to 1998 and as Internal Audit Manager from 1991 until 1992. Mr. Schwenner joined Magnetek as an Internal Auditor in 1989.  Mr. Schwenner is a Certified Public Accountant and a Certified Internal Auditor.

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

ITEM 1A. RISK FACTORS

The information called for by this Item 1A is hereby incorporated by reference to the section of the Company’s 2009 Annual Report entitled “Risk Factors.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Index

ITEM 2.  PROPERTIES

Magnetek’s headquarters and each of our manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased.
Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2014	155,000	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2011	18,000	Power control systems manufacturing
Pittsburgh, Pennsylvania	2012	9,000	Power control systems manufacturing
Canonsburg, Pennsylvania	2012	5,000	Power control systems manufacturing

           We believe our facilities are in satisfactory condition and are adequate for our continuing operations.

ITEM 3.  LEGAL PROCEEDINGS

We are involved from time to time in legal actions for product liability and other matters that arise in the ordinary course of our business. We are also involved in legal actions associated with our discontinued business operations, including product liability, asbestos-related liability, patent matters, and environmental proceedings relating to cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. It is not possible to predict with certainty the outcome of any of these unresolved legal actions or proceedings or the range of possible loss or recovery. A more detailed discussion of these matters appears in Note 11 of the Notes to Consolidated Financial Statements, including a discussion of whether or not these unresolved matters will have a material impact on our financial position or results of operations

Litigation—Product Liability

We are involved in a product liability lawsuit related to the Telemotive Industrial Controls business we acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. (“MXT”).  The lawsuit was initially filed by Robert Redman in Cook County, Illinois in 1998 against MXT and other defendants, but now is pending only against MXT and Electromotive Systems, Inc.  The claim pre-dated the acquisition and was tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims, and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights.  The lawsuit seeks damages for personal injuries allegedly incurred by Mr. Redman due to an allegedly defective radio control product manufactured by MXT.  We believe that the insurers will bear all liability, if any, with respect to the case and that the proceeding will not have a material adverse effect on our results of operations or financial position.

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against Magnetek and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business (a business that we acquired in December 2002) contributed to an accident that resulted in the death of Michael J. Carney in August 2004.  The claim has been tendered to our insurance carrier and legal counsel has been retained to represent us.  Plaintiff’s claim for damages is unknown at this time, but we believe that our insurer will bear all liability in excess of deductible amounts for the claim, if any.

We have been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations we previously acquired, but which are no longer owned. During our ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, we are either contractually indemnified against liability for asbestos-related claims or believe that we have no liability for such claims. We aggressively seek dismissal from these proceedings and have tendered the defense of these cases to the insurers of the companies from which we acquired the businesses. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Litigation—Patent Infringement and Related Proceedings

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Ole K. Nilssen (“Nilssen”) entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  The Company had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  ULT filed a motion seeking costs and attorney’s fees as the prevailing party, which motion was denied by the U.S. District Court in January, 2009, and ULT has filed an appeal of the denial order.

In August, 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”) (Magnetek, Inc. vs. Kirkland & Ellis, LLP, Civil Action No. 2008-L-008970). The lawsuit

Index

involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. We allege that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, we suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by our payment to Nilssen of $18.8 million. We are seeking damages in the amount of $18.8 million, reimbursement of our reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and our costs incurred in connection with this lawsuit.

Litigation – Environmental Proceedings

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned and leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2009, 2008 or 2007.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

Bridgeport, Connecticut Facility

In 1986, we acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify us against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Our leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of our transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and we filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. We believe that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, we entered into an agreement with FOL involving the allocation of certain potential tax benefits and we withdrew our claims in the bankruptcy proceeding. FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In October 2006, the owner of the Bridgeport facility filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that we are obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, J.D. of Waterbury at Waterbury, Connecticut, which Court subsequently denied the motion for summary judgment filed by the plaintiff, The Sergy Company, LLC (“Sergy”), as well as the counter motion for summary judgment that we filed. Sergy’s amended complaint alleges breach of lease obligations and violations of Connecticut environmental statutory requirements, which allegations were denied in our amended answer, affirmative defenses and counterclaims. The case is in the discovery and motions phase, and Sergy filed a motion to amend the complaint to include additional claims against the Company under the Connecticut Transfer Act. Our request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against the Company are the obligations of these other parties. We intend to continue vigorously defending the claims brought against us. In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from us relating to site investigations and remediation. We retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In April 2008 the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and us, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treat system previously installed by FOL and currently operated by us on a voluntary basis. Although a stipulation was entered into by the Company and Sergy relating to the start up and operation of the groundwater pump and treat system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court, where the above referenced action filed by Sergy against the Company is currently pending.

On April 3, 2009 FOL filed a motion in the U.S. Bankruptcy Court for the District of Delaware requesting an order to reopen the FOL Chapter 11 proceeding for the purpose of filing an adversary claim against the Company, which motion was granted by the Court on May 1, 2009.  FOL then filed a complaint for declaratory relief and damages against the Company for an alleged breach of the November 2001 settlement agreement.  The Company filed a motion requesting that the Court abstain from

Index

exercising jurisdiction over the adversary proceeding initiated by FOL, which motion was granted by the Court on July 15, 2009.  FOL did not appeal the Court’s decision.

FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or unfavorable rulings in the lawsuits with the owner of the Bridgeport facility or the CTCEP, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on our financial position, cash flows or results of operations.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against Magnetek and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted various claims for damages in the amount of 3.5 million Euros (approximately $4.9 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. in October 2006. Our reply brief was filed in March 2008. A hearing is scheduled for October 15, 2009 for testimony from witnesses for the parties.  We believe the claim is without merit and intend to vigorously defend against it.

     The Company filed a complaint for injunctive relief, specific performance and damages on June 16, 2009 against Power-One, Inc. (“Power-One”) in the Circuit Court, Waukesha County, Wisconsin relating to the terms of a distribution and supply agreement between the parties.  Subsequently on the same day, Power-One filed a complaint against the Company for declaratory relief in the Superior Court, Ventura County, California, which was amended on June 24, 2009 to include claims for breach of contract, misappropriation of trade secrets, unfair competition and declaratory judgment.  After several motions were filed in the lawsuits, the parties agreed upon a stipulation and order which, among other things, provided for litigation of the dispute in the Wisconsin Court and established procedures for trial of the action on the earliest practicable date.  Power-One filed its answer, counterclaim and request for declaratory relief relating to the terms of the agreement.  Trial is scheduled to be held in November or December 2009.  The California action was dismissed on July 13, 2009

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the quarter ended June 28, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2009 and 2008:

Fiscal Year 2009	High	Low
First Quarter	$4.80	$3.71
Second Quarter	4.50	1.65
Third Quarter	2.87	1.18
Fourth Quarter	2.01	1.30

Fiscal Year 2008
First Quarter	$5.39	$3.80
Second Quarter	5.35	3.75
Third Quarter	4.33	2.81
Fourth Quarter	4.82	3.02

Our common stock is listed for trading on the New York Stock Exchange under the ticker symbol “MAG.”  As of August 7, 2009, there were 177 record holders of Magnetek’s common stock.

Stock Performance Graph – Return to Shareholders

The table and line graph shown below compare the cumulative total return for the last five years to shareholders of Magnetek common stock with the cumulative total return of the Russell 2000 Index, the NASDAQ Electronics Components index, and the 2008 customized peer groups of companies.  The 2008 peer group of four companies includes Columbus McKinnon Corporation, SatCon Technology Corporation, Twin Disc Inc. and Zygo Corporation.  The 2008 peer group is comprised of publicly-traded

Index

companies engaged in businesses somewhat comparable to ours, however, in our opinion, for various reasons, they do not represent a true peer group.  We feel a comparison to the indices is more representative than a comparison to the peer group and as a result, we will no longer use the peer group comparison in the future.

The table and line graph below assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 30, 2004, and assumes the reinvestment of all dividends.  The stock price performance information shown below should not be considered indicative of potential future stock price performance.

Company / Index	Jun-04	Jun-05	Jun-06	Jun-07	Jun-08	Jun-09
Magnetek, Inc.	100.00	30.82	32.37	61.75	50.72	16.67
Russell 2000	100.00	109.45	125.40	146.01	122.36	91.76
NASDAQ Electronics Components	100.00	89.67	84.92	100.02	90.32	64.98
2008 Peer Group	100.00	99.55	189.62	264.25	197.62	96.50

Index

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future.  Our ability to pay dividends on our common stock is restricted by provisions in our 2007 bank loan agreement, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.

There were no unregistered sales of equity securities during fiscal year 2009.

During fiscal 2009, we purchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2009	75,277	$2.40	-	-

(1)
Represents shares repurchased by the Company from employees for payment of applicable tax withholding obligations on the vesting of restricted stock awards. Shares are repurchased by the Company pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this Item 6 is hereby incorporated by reference to the section of the Company’s 2009 Annual Report entitled “Selected Financial Data.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information called for by this Item 7 is hereby incorporated by reference to the section of the Company’s 2009 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this Item 7A is hereby incorporated by reference to the section of the Company’s 2009 Annual Report entitled “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information called for by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements and the corresponding Report of Independent Registered Public Accounting Firm in the Company’s 2009 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Magnetek had no disagreements with its independent accountants in fiscal 2009 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

           Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2009.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

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

Index

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 28, 2009, the end of our fiscal year.  Our management’s assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 28, 2009, the end of our fiscal year.  Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of June 28, 2009, and has issued an attestation report, included herein.

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

(c) Changes in Controls and Procedures

           No change in internal control over financial reporting occurred during the period ended June 28, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited Magnetek’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magnetek’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

           In our opinion, Magnetek maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magnetek, Inc. as of June 28, 2009 and June 29, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 28, 2009 and our report dated August 31, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin

August 31, 2009

Index

ITEM 9B.  OTHER INFORMATION

           No other information is required to be reported for matters not disclosed on Form 8-K during the period ended June 28, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2009 Proxy Statement entitled “Proposal No. 1 – Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” “Standing Committees of the Board” and by reference to Part I of this Annual Report on Form 10-K under the heading “Supplemental Information – Executive Officers of the Company.”

Supplemental Information -Code of Business Conduct and Ethics

           We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) for all of our directors and employees that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for the Company.  The Code of Ethics is posted on Magnetek’s website at www.magnetek.com.  A copy of the Code of Ethics is available, without charge, to any shareholder who sends a written request to our Corporate Secretary at N49 W13650 Campbell Drive, Menomonee Falls, Wisconsin 53051.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver of, a provision of the Code of Ethics by posting such information on our website, at the web address and location specified above.

ITEM 11.  EXECUTIVE COMPENSATION

           The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2009 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables, narrative and notes relating to Executive and Director compensation, “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards Fiscal 2009,” “Pension Benefits for Fiscal Year 2009,” “Employment, Severance and Change in Control Agreements and Arrangements for Fiscal Year 2009,” “Director Compensation for Fiscal 2009,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

           The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2009 Proxy Statement entitled “Proposal No. 3 – Approval of Second Amendment and Restated 2004 Stock Incentive Plan of Magnetek, Inc.” and “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2009 Proxy Statement entitled “Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance Principles,” and “Standing Committees of the Board.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2009 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

Index

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

2.      Exhibit Index

The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference.  Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	Magnetek, Inc. Amended and Restated By-laws.
4.1	(3)	Registration Rights Agreement, dated as of April 29, 1991, by and among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(4)	Registration Rights Agreement, dated as of June 28, 1996, by and between the Company and U.S. Trust Company of California, N.A.
4.3	(13)	Registration Rights Agreement, dated as of June 26, 2002, by and between the Company and U. S. Trust Company N.A.
4.4	(7)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(13)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.
4.6	(16)	Registration Rights Agreement, dated as of October 3, 2003, by and between the Company and each B. Riley Investor.
10.1*	(5)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. (“1989 Plan”).
10.2*	(4)	Amendment No. 1 to 1989 Plan.
10.3*	(4)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4*	(4)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5*	(22)	Magnetek, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan.
10.6*	(3)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.7*	(22)	Amended and Restated 1999 Stock Incentive Plan of Magnetek, Inc. (the “1999 Plan”)
10.8*	(22)	Amended and Restated 2000 Employee Stock Plan of Magnetek, Inc. (the “2000 Plan”).
10.9*	(6)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.10*	(27)	Magnetek, Inc. Amended and Restated Director and Officer Compensation and Deferral Investment Plan.
10.11*	(8)	Non-Qualified Stock Option Agreement, dated as of January 27, 1997, by and between the Company and David P. Reiland.
10.12*	(22)	Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).
10.13*	(22)	Amended Form of Non-Qualified Stock Option Agreement Pursuant to 2004 Stock Incentive Plan.
10.14*	(17)	Form of Restricted Stock Award Agreement Pursuant to 2004 Stock Incentive Plan.
10.15*	(22)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
10.16*	(9)	Change of Control Agreement, dated as of October 20, 1998, by and between David P. Reiland and the Company.
10.17*	(11)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.18*	(13)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.19*	(22)	Amended Form of Change of Control Agreement for named executive officers David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2008.
10.20*	(23)	Amended Form of Change of Control Agreement for named executive officers David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2009.
10.21	(10)	Tax Agreement, dated as of February 12, 1986, by and between the Company and Farley Northwest Industries, Inc.
10.22	(14)	Contract, dated as of July 10, 2003, for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.23	(15)	Joinder Agreement, dated as of April 23, 2004, by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
10.24	(18)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.25*	(19)	Incentive Bonus Agreement, dated as of January 5, 2007, by and between the Company and David P. Reiland.
10.26	(20)	Settlement Agreement and Release, dated as of May 1, 2007, by and between the Company and Samsung Electro-Mechanics Co.
10.27	(21)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.28	(12)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.29	(2)	Industrial Building Lease dated as of November 26, 2006, and Amendment of Industrial Building Lease dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.30	(24)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.31	(25)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.32	(26)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.33*	(30)	Transition, Separation and Complete Release Agreement by and between the Company and David P. Reiland dated as of February 5, 2009
10.34*	(28)	Form of Retention Agreement for named executive officers Ryan D. Gile and Jolene L. Shellman
10.35	(29)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.36*	(30)	Advisory Services Agreement by and between the Company and David A. Bloss, Sr. dated as of December 15, 2008
10.37*	(30)	Amended Form of Restricted Stock Agreement Pursuant to Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc.
21.1	**	Subsidiaries of the Registrant as of June 29, 2008.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

Index

*	Indicates a management contract or compensatory plan or arrangement
**	Filed with this Form 10-K.
(1)	Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.
(2)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(3)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1991, and incorporated herein by this reference.
(4)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1996, and incorporated herein by this reference.
(5)	Previously filed with Form 10-Q for quarter ended December 31, 1994, and incorporated herein by this reference.
(6)	Previously filed with Form 10-Q/A for quarter ended September 30, 1999, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed May 12, 2003, and incorporated herein by this reference.
(8)	Previously filed with Form 10-Q for quarter ended March 31, 1997, and incorporated herein by this reference.
(9)	Previously filed with Form 10-Q for quarter ended December 31, 1998, and incorporated herein by this reference
(10)	Previously filed with Amendment No. 1 to Registration Statement of Form S-1 filed on February 14, 1986, Commission File No. 002-97500, and incorporated herein by this reference.
(11)	Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.
(12)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference
(13)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(14)	Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.
(15)	Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K dated October 21, 2003, and incorporated herein by this reference.
(17)	Previously filed with Form 10-Q for quarter ended October 2, 2005, and incorporated herein by this reference.
(18)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(19)	Previously filed with Form 8-K filed January 11, 2007, and incorporated herein by this reference.
(20)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(21)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(22)	Previously filed with Form 10-Q for quarter ended December 30, 2007, and incorporated herein by this reference.
(23)	Previously filed with Form 8-K filed August 8, 2008, and incorporated herein by this reference.
(24)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(25)	Previously filed with Form 8-K filed February 2, 2008, and incorporated herein by this reference.
(26)	Previously filed with Form 8-K filed June 12, 2008, and incorporated herein by this reference.
(27)	Previously filed with Form 8-K filed August 5, 2008, and incorporated herein by this reference.
(28)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(29)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(30)	Previously filed with Form 10-Q for quarter ended December 28, 2008, and incorporated herein by this reference.

Index

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Additionally, in November 2008, Magnetek’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished pursuant to Section 303A.12 of the NYSE Listed Company Manual.  The certification confirmed that Magnetek’s Chief Executive Officer was not aware of any violation by Magnetek of the NYSE’s corporate governance listing standards.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menomonee Falls, State of Wisconsin, on the 31st day of August, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	August 31, 2009
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	August 31, 2009
David A. Bloss, Sr.
/s/ YON Y. JORDEN	Director	August 31, 2009
Yon Y. Jorden
/s/ DAVID P. REILAND	Director	August 31, 2009
David P. Reiland
/s/ PETER M. MCCORMICK	President and Chief Executive Officer	August 31, 2009
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	August 31, 2009
Marty J. Schwenner	(Principal Financial Officer)
/s/ RYAN D. GILE	Vice President and Controller	August 31, 2009
Ryan D. Gile	(Principal Accounting Officer)

Index

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JULY 1, 2007, JUNE 29, 2008 AND JUNE 28, 2009
(amounts in thousands)

		Additions charged
	Balance at beginning	(recoveries added)	Deductions from		Balance at
	of year	to earnings	allowance	Other	end of year
July 1, 2007
Allowance for doubtful accounts	$723	$177	$(175)	$1	$726
June 29, 2008
Allowance for doubtful accounts	$726	$(36)	$(173)	$-	$517
June 28, 2009
Allowance for doubtful accounts	$517	$(26)	$(208)	$-	$283

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of June 28, 2009, and June 29, 2008, and for each of the three years in the period ended June 28, 2009, and have issued our report thereon dated August 31, 2009 (included elsewhere in this Annual Report on Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin

August 31, 2009