Form 10-Q
period 2009-09-27
MAGNETEK, INC.
filed 2009-11-06
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 27, 2009

OR
[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

__________________________________________________
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
Yes [ X ]   No [   ]

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
Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]    No [ X ]

The number of shares outstanding of Registrant’s Common Stock, as of November 1, 2009, was 30,989,943 shares.

FISCAL YEAR 2010 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2009

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	September 27,	September 28,
	2009	2008

Net sales	$17,834	$26,351
Cost of sales	12,212	16,906
Gross profit	5,622	9,445

Operating expenses:
Research and development	901	870
Pension expense	2,052	846
Selling, general and administrative	3,959	5,698
Income (loss) from operations	(1,290)	2,031

Non-operating income:
Interest income	(10)	(67)
Income (loss) from continuing operations before income taxes	(1,280)	2,098

Provision for income taxes	231	362
Income (loss) from continuing operations	(1,511)	1,736

Loss from discontinued operations, net of tax	(284)	(855)

Net income (loss)	$(1,795)	$881

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$(0.05)	$0.06

Loss from discontinued operations	$(0.01)	$(0.03)

Net income (loss)	$(0.06)	$0.03

Weighted average shares outstanding:
Basic	30,966	30,637

Diluted	30,966	30,873

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)

	September 27,	June 28,
ASSETS	2009	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$15,710	$18,097
Restricted cash	262	262
Accounts receivable, net	11,672	11,598
Inventories	12,008	12,617
Prepaid expenses and other current assets	1,105	1,242
Total current assets	40,757	43,816

Property, plant and equipment	20,261	19,948
Less: accumulated depreciation	16,586	16,299
Net property, plant and equipment	3,675	3,649

Goodwill	30,401	30,359
Other assets	5,881	6,256
Total Assets	$80,714	$84,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,790	$5,716
Accrued liabilities	5,359	6,313
Current portion of long-term debt	9	11
Total current liabilities	12,158	12,040

Long-term debt, net of current portion	3	4

Pension benefit obligations, net	73,137	76,849
Other long term obligations	1,572	1,615
Deferred income taxes	5,088	4,863

Commitments and contingencies

Stockholders’ deficit
Common stock	310	309
Paid in capital in excess of par value	138,342	138,094
Accumulated deficit	(3,316)	(1,521)
Accumulated other comprehensive loss	(146,580)	(148,173)
Total stockholders' deficit	(11,244)	(11,291)

Total Liabilities and Stockholders' Deficit	$80,714	$84,080

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	September 27,	September 28,
	2009	2008
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(1,511)	$1,736
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in)operating activities:
Depreciation and amortization	271	282
Stock based compensation expense	175	222
Pension expense	2,052	846
Deferred income tax provision	225	225
Changes in operating assets and liabilities	1,011	840
Cash contribution to pension fund	(4,211)	(2,755)

Total adjustments	(477)	(340)
Net cash provided by (used in) continuing operating activities	(1,988)	1,396

Cash flows from investing activities:
Deposit into escrow account	-	(5)
Capital expenditures	(274)	(323)
Net cash used in investing activities	(274)	(328)

Cash flows from financing activities:
Proceeds from issuance of common stock	73	86
Borrowings under capital lease obligations	-	8
Principal payments under capital lease obligations	(4)	(3)
Net cash provided by financing activities	69	91

Cash flows from discontinued operations:
Used in operating activities	(194)	(433)
Cash used in discontinued operations	(194)	(433)

Net increase (decrease) in cash	(2,387)	726
Cash at the beginning of the period	18,097	15,210

Cash at the end of the period	$15,710	$15,936

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2009
(Amounts in thousands unless otherwise noted, except per share data, unaudited)

1.	Summary of Significant Accounting Policies

Profile

Magnetek, Inc. (the “Company” or “Magnetek”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator and energy delivery applications.  The Company’s products consist primarily of programmable motion control and power conditioning systems used on the following applications: overhead cranes and hoists; elevators; coal mining equipment; and renewable energy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2009 filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 27, 2009, and the results of its operations and cash flows for the three-month periods ended September 27, 2009 and September 28, 2008. Results for the three-months ended September 27, 2009 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended September 27, 2009 and September 28, 2008 each contained 13 weeks respectively.

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

In December 2007, the FASB issued Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  ASC Topic 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008. This standard significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements.  ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted ASC Topic 810 effective June 29, 2009.  As the Company currently has no minority interests, the adoption of ASC Topic 810 did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event, as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC Topic 855 requires entities to disclose the date through which subsequent events were evaluated.  ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of ASC Topic 855 for its fiscal year ended June 28, 2009 and applied the requirements of ASC Topic 855 on a prospective basis.  The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 5, 2009, the date the financial statements were available to be issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since its fiscal first quarter ended on September 27, 2009.

2.           Discontinued Operations

In April 2008, the Company committed to a plan to divest its telecom power systems (“TPS”) business, which manufactured backup power systems for wireless applications.  As a result, the Company reclassified the assets to be disposed of, primarily inventory, as held for sale at June 29, 2008, and classified the operating results of the business as discontinued operations.  In September 2008, the Company completed the sale of the assets of the TPS business to Myers Power Products, Inc. (“Myers”).  The purchase price of $1.25 million was paid by Myers to the Company in October, 2008.  The Company recorded a loss of $0.5 million related to the divestiture, included in results of discontinued operations for the three months ended September 28, 2008, comprised mainly of future lease costs and the write-off of certain TPS fixed assets.

In addition, certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended
	September 27,	September 28,
	2009	2008
Net sales - TPS business	$-	$1,503

Loss from discontinued operations - TPS	$(27)	$(89)
Loss on disposal of TPS business	-	(521)
Expenses related to previously divested businesses	(257)	(245)
Loss from discontinued operations	$(284)	$(855)

The condensed consolidated balance sheet as of September 27, 2009 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.           Inventories

Inventories consist of the following:

	September 27,	June 28,
	2009	2009
Raw materials and stock parts	$8,432	$9,479
Work-in-process	1,362	909
Finished goods	2,214	2,229
	$12,008	$12,617

4.	Commitments and Contingencies

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

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company’s insurance carrier and legal counsel has been retained to represent the Company. Plaintiff’s claim for damages is unknown at this time, but management believes that its insurer will bear all liability in excess of deductible amounts for the claim, if any.

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

Litigation—Patent Infringement and Related Proceedings

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Ole K. Nilssen (“Nilssen”) entered into a consent judgment in April 2008 for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit (the “Lawsuit”) filed by Nilssen against ULT.  The Company had taken responsibility for the defense of ULT in the Lawsuit in response to an indemnification claim made by ULT pursuant to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  ULT filed a motion seeking costs and attorney’s fees under 35 U.S.C. 285 as the prevailing party in the Lawsuit, which motion was denied by the U.S. District Court in January, 2009, and ULT filed an appeal of the denial order.  On September 16, 2009, the Company, Nilssen and ULT entered into a settlement agreement relating to the attorney’s fees and costs.  Under the terms of the settlement, Nilssen paid $0.75 million to Magnetek as attorney’s fees and $0.06 million for costs, but Nilssen has the right to file a motion under Rule 60, Federal Rules of Civil Procedure, for relief from the final judgment in the Lawsuit within 60 days after the exhaustion of appellate remedies with respect to his pending appeal in a separate lawsuit that he filed against Wal-Mart Stores, Inc.  If such motion is filed, and if Nilssen is successful such that ULT ceases to be the “prevailing party” in the Lawsuit and is no longer entitled to attorney’s fees, then the Company is obligated to refund the $0.75 million attorney’s fees settlement amount to Nilssen.  Accordingly, the Company deferred recognition of the $0.75 million until the appeal has been finalized.

In August, 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”) (Magnetek, Inc. vs. Kirkland & Ellis, LLP, Civil Action No. 2008-L-008970). The lawsuit involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. The Company alleges that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.8 million. The Company is seeking damages in the amount of $18.8 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $5.1 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in October 2006. The Company’s reply brief was filed in March 2008. A hearing was held on October 15, 2009, at which time testimony from the witnesses for the parties was presented in Court. The Company believes the claim is without merit and intends to vigorously defend against it.

The Company filed a complaint for injunctive relief, specific performance and damages on June 16, 2009 against Power-One, Inc. (“Power-One”) in the Circuit Court, Waukesha County, Wisconsin relating to the terms of a distribution and supply agreement between the parties.  Subsequently on the same day, Power-One filed a complaint against the Company for declaratory relief in the Superior Court, Ventura County, California, which was amended on June 24, 2009 to include claims for breach of contract, misappropriation of trade secrets, unfair competition and declaratory judgment.  After several motions were filed in the lawsuits, the parties agreed upon a stipulation and order which, among other things, provided for litigation of the dispute in the Wisconsin Court and established procedures for trial of the action on the earliest practicable date.  Power-One filed its answer, counterclaim and request for declaratory relief relating to the terms of the agreement.  Trial is scheduled to be held in November or December 2009.  The California action was dismissed on July 13, 2009.

Environmental Matters—General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first three months of fiscal years 2010 or 2009.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal years 2010 or 2009. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, J.D. of Waterbury at Waterbury, Connecticut..Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims. The case is in the discovery and motions phase.  Sergy amended its complaint to include additional claims against the Company under the Connecticut Transfer Act. The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against the Company are the obligations of these other parties. In July 2009, the Court granted Gavin’s motion to dismiss him from the lawsuit, and the Company filed an appeal of such ruling. The Court also denied FOL’s motion to dismiss it from the lawsuit. We intend to continue vigorously defending the claims brought against us. In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. The Company has recorded a liability of $0.3 million related to the Bridgeport facility, representing the Company’s best estimate of future legal fees, site investigation costs and remediation costs, the majority of which is expected to be incurred during fiscal 2010. The liability is included in accrued liabilities in the consolidated balance sheet as of June 28, 2009 and September 27, 2009.

In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and the Company, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and currently operated by the Company on a voluntary basis. Although a stipulation was entered into by the Company and Sergy relating to the start up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court, where the above referenced action filed by Sergy against the Company is currently pending.  In July 2009, the Court denied the Company’s motion to join Gavin and FOL in the CTCEP lawsuit and also denied the motion to consolidate the Sergy and CTCEP actions.

On April 3, 2009, FOL filed a motion in the U.S. Bankruptcy Court for the District of Delaware requesting an order to reopen the FOL Chapter 11 proceeding for the purpose of filing an adversary claim against the Company, which motion was granted by the Court on May 1, 2009.  FOL then filed a complaint for declaratory relief and damages against the Company for an alleged breach of the November 2001 settlement agreement.  The Company filed a motion requesting that the Court abstain from exercising jurisdiction over the adversary proceeding initiated by FOL, which motion was granted by the Court on July 15, 2009.  FOL did not appeal the Court’s decision, and the Delaware proceeding was dismissed.  FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuits with the owner of the Bridgeport facility or the CTCEP, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.           Comprehensive Income (Loss)

For the three -month periods ended September 27, 2009, and September 28, 2008, comprehensive income (loss) consisted of the following:

	Three Months Ended
	September 27,	September 28,
	2009	2008
Net income (loss)	$(1,795)	$881
Change in unrecognized pension liability	1,552	1,080
Change in currency translation adjustment	41	(45)
Comprehensive income (loss)	$(202)	$1,916

6.           Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-months ended September 27, 2009, and September 28, 2008:

	Three Months Ended
	September 27,	September 28,
	2009	2008
Numerator:
Income (loss) from continuing operations	$(1,511)	$1,736
Loss from discontinued operations	(284)	(855)
Net income (loss)	$(1,795)	$881

Denominator:
Weighted average shares - basic earnings per share	30,966	30,637
Add dilutive effective of stock based compensation	-	236
Weighted average shares - diluted earnings per share	30,966	30,873

Basic and Diluted:
Income (loss) per share from continuing operations	$(0.05)	$0.06
Loss per share from discontinued operations	$(0.01)	$(0.03)
Net income (loss) per share	$(0.06)	$0.03

Outstanding options to purchase 2.4 million and 1.6 million shares of common stock for the three months ended September 27, 2009, and September 28, 2008, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.           Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended September 27, 2009, and September 28, 2008, are as follows:

	Three Months Ended
	September 27,	September 28,
	2009	2008
Balance, beginning of fiscal year	$281	$493
Changes in product warranties charged to earnings	110	55
Use of reserve for warranty obligations	(118)	(127)
Balance, end of period	$273	$421

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                            Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended September 27, 2009, and September 28, 2008, follows:

	Three Months Ended
	September 27,	September 28,
	2009	2008
Interest Cost	$2,705	$2,799
Expected return on plan assets	(2,205)	(3,033)
Recognized net actuarial losses	1,552	1,080
Total net pension expense	$2,052	$846

Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $8.3 million during the remainder of fiscal year 2010.

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

The Company’s provision for income taxes for each of the three-month periods ended September 27, 2009 and September 28, 2008 includes $225 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.   The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

10.	Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants that require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by the Company’s accounts receivable and inventory.  In December 2008, the Company and Associated Bank entered into a first amendment to the Associated facility, the primary purpose of which was to extend the maturity date of the Associated facility to November 2010.  The Company is currently in compliance with all covenants and there were no amounts outstanding under the Associated facility as of September 27, 2009.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator and energy delivery applications.  Our systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  overhead cranes and hoists; elevators; coal mining equipment; and renewable energy applications, including wind turbines and photovoltaic power systems.  We believe that with our technical and productive resources, application expertise, broad product offerings and sales channel capabilities, we are well positioned to respond to increasing demand in our served markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

Our product offerings for material handling applications include drive systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to original equipment manufacturers (“OEMs”) of overhead cranes and hoists.  We have a significant market share in North America in alternating current (“AC”) control systems and believe we have growth opportunities in wireless radio controls, direct current (“DC”) control systems for retrofit applications and in automating existing manual material handling processes.

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators used primarily in retrofit projects.  We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for AC applications, expanding the breadth of our product offerings to include competitive low-end products for lower performance AC applications, and using our new product offerings to expand geographically.

Our product offerings for energy delivery applications include power inverters for renewable energy applications, including wind turbines and photovoltaic installations, which deliver AC power to the utility grid from generators inside wind turbines or from solar panels, or deliver power for consumption at the source.  Both the wind and solar markets have grown rapidly in North America over the past several years as both wind and solar power have become increasingly competitive from a cost standpoint with more traditional methods of power generation.  However, the ongoing credit crisis has had a worldwide impact on solar and wind projects as these markets are heavily dependent on availability of financing over extended periods of time.  Although the slowdown in renewable energy projects negatively impacted demand for our products during fiscal 2009, we continue to believe our product offerings have us well positioned to take advantage of growth in renewable energy markets after credit conditions improve and capital is readily available to fund projects.

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

The U.S. industrial slowdown and decline in capital spending began to negatively impact our business during the third quarter of fiscal 2009 and continued throughout the first quarter of fiscal 2010.  Sales of our material handling product offerings, which comprised nearly 70% of our sales in fiscal 2009, are influenced by cyclical forces in the industrial marketplace, and over the past nine months, we have experienced softening demand in certain of our served markets, mainly in the automotive and primary metals industries.  During the first quarter of fiscal 2010, our sales decreased 32% year-over-year to $17.8 million from the first quarter of fiscal 2009 sales of $26.4 million, as sales of material handling products decreased 40% year-over-year.

In response to lower levels of sales and incoming orders, we have reduced our workforce by nearly 60 positions, approximately 16% of our workforce, and implemented a wage and salary freeze that is expected to remain in place throughout fiscal 2010.  More recently, we have taken actions to temporarily suspend the Company’s 401(k) plan matching contributions and also have changed the method of payment of the Company’s incentive compensation plan for fiscal 2010 from cash payments to payment in Company common stock in an effort to preserve cash.

First quarter fiscal 2010 gross margin was 31.5% of sales compared to prior year first quarter gross margin of 35.8%, due mainly to lower sales volume partially offset by savings from cost reduction actions implemented throughout the economic slowdown.  We reported an operating loss of $1.3 million for the first quarter of fiscal 2010 compared to a prior year first quarter operating profit of $2.1 million, due mainly to lower sales volume and higher pension expense, which increased by more than $1.2 million in the first quarter of fiscal 2010 over prior year first quarter levels.  Also during the first quarter fiscal 2010, our cash balances decreased by more than $2 million after contributing more than $4 million to our defined benefit pension plan.

We believe that future increased profitability is largely dependent upon increased sales revenue, continued improvement in gross margins, and a recovery in the valuation of our pension plan assets, which would favorably impact our periodic pension expense.  Our past sales growth has been, and we believe future sales growth will continue to be, dependent on strong demand for material handling products, our customers’ ability to obtain financing and willingness to invest in the current economic environment, and successful introduction and increasing acceptance of new products.

While we believe economic conditions will remain challenging throughout much of fiscal 2010, we did see several encouraging signs in the first quarter of fiscal 2010 that lead us to believe our sales and order rates may have reached the low point of the cyclical downturn.  Bookings for material handling products have continued to increase throughout fiscal 2010 after reaching a low point in the June quarter.  Our incoming order rate was 105% of sales in the first quarter of fiscal 2010, and subsequent to the end of the quarter, we received a follow-on production order for wind power inverters valued at $11.0 million, scheduled for delivery between December 2009 and November 2010.  In addition, our backlog is up nearly $2 million to nearly $11.0 million as of September 27, 2009.

Gross margins in our continuing operations have historically been near or above 30% and we are targeting this level of gross margin going forward.  Fiscal 2010 first quarter gross margins were 32%, despite lower sales volume, due to the previously mentioned workforce reductions and material cost reductions resulting mainly from product redesign efforts.  Further improvement in gross margins is mainly dependent upon favorable economic conditions, continued acceptance of recently introduced product offerings by the marketplace, and ongoing successful cost reduction actions related to recently introduced product offerings.

We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on development and enhancement of energy efficient power control products and systems.  While we have continued to focus on controlling our operating expenses, our pension expense is expected to increase to $8.2 million in fiscal 2010 from $3.4 million in fiscal 2009, mainly due to negative returns on plan assets experienced during fiscal 2009. The combination of economic headwinds, lower sales volume and higher pension expense resulted in operating losses in the first quarter of fiscal 2010, and will make it unlikely that we will achieve our goal of 10% operating profit margins for all of fiscal 2010.

Our current outlook projects improving quarterly trends for the remainder of the fiscal year; however, given the nearly unprecedented economic circumstances we’ve faced over the past year, it is very difficult to predict the magnitude of a potential economic recovery, whether in the U.S. or in the specific end markets we serve.

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

In addition to the operating results of the divested TPS business, certain expenses related to previously divested businesses have also been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses have historically included certain expenses for environmental matters, asbestos claims and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements we provided when we divested those businesses.

Our results of discontinued operations in future periods may include additional costs incurred related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our TPS business and our power electronics business, which was divested in October 2006.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Results of Operations - Three Months Ended September 27, 2009 and September 28, 2008

Net Sales and Gross Profit

Net sales for the three months ended September 27, 2009, were $17.8 million, a decrease of 32.3% from the three months ended September 28, 2008, sales of $26.4 million.  The decrease in sales was primarily due to lower sales volumes in our material handling product line as a result of the decline in capital spending in North America in recent months.  Net sales by product line were as follows, in millions:

	Three Months Ended
	September 27, 2009		September 28, 2008
Material handling	$10.9	61%	$18.4	70%
Elevator motion control	5.0	28%	5.4	20%
Energy systems	1.9	11%	2.6	10%
Total net sales	$17.8	100%	$26.4	100%

Gross profit for the three months ended September 27, 2009, was $5.6 million, or 31.5% of sales, versus $9.4 million, or 35.8% of sales, for the three months ended September 28, 2008.  The decrease in gross profit as a percentage of sales for the three months ended September 27, 2009, as compared to the three months ended September 28, 2008, was due to lower sales volume of higher margin material handling products, partially offset by savings from cost reductions implemented in response to the lower sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $0.9 million, or 5.1% of sales, for the three months ended September 27, 2009, comparable to R&D expense of $0.9 million, or 3.3% of sales, for the three months ended September 28, 2008.

Pension expense was $2.1 million and $0.8 million for the three months ended September 27, 2009 and September 28, 2008, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to negative returns on plan assets experienced during fiscal 2009.

Selling, general and administrative (“SG&A”) expense was $4.0 million (22.2% of sales) for the three months ended September 27, 2009, versus $5.7 million (21.6% of sales) for the three months ended September 28, 2008.  Selling expenses in the three months ended September 27, 2009, decreased to $2.0 million from $2.6 million in the three months ended September 28, 2008, due to lower volume-related commissions and lower payroll-related expenses.  General and administrative (“G&A”) expense decreased to $2.0 million for the three months ended September 27, 2009, from $3.1 million for the three months ended September 28, 2008, mainly due to lower payroll-related costs and lower incentive compensation provisions.

Income (Loss) from Operations

Our loss from operations for the three months ended September 27, 2009, was $1.3 million compared to income from operations of $2.0 million for the three months ended September 28, 2008.  The decline in income from operations for the three months ended September 27, 2009, as compared to the three months ended September 28, 2008, was mainly due to lower sales volumes in the three months ended September 27, 2009.

Interest Income

Interest income was negligible for the three months ended September 27, 2009 and September 28, 2008.

Provision for Income Taxes

We recorded income tax provisions of $0.2 million for the three months ended September 27, 2009, and $0.4 million for the three months ended September 28, 2008.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded a loss from continuing operations of $1.5 million for the three months ended September 27, 2009, or a $0.05 loss per share on both a basic and diluted basis, compared to income from continuing operations of $1.7 million for the three months ended September 28, 2008, or $0.06 earnings per share on both a basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended September 27, 2009, of $0.3 million, or a $0.01 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.9 million, or a $0.03 loss per share on both a basic and diluted basis, for the three months ended September 28, 2008.  Loss from discontinued operations in the three months ended September 27, 2009, includes expenses of $0.3 million related to previously divested businesses. Loss from discontinued operations in the three months ended September 28, 2008 was comprised of a loss on the disposal of our TPS business of $0.5 million, expenses related to previously divested businesses of $0.3 million and losses in our TPS business prior to its divestiture of $0.1 million.

Net Income (Loss)

Our net loss was $1.8 million in the three months ended September 27, 2009, or $0.06 per share, basic and diluted, compared to net income of $0.9 million in the three months ended September 28, 2008, or $0.03 per share on a diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, decreased $2.4 million during the three months ended September 27, 2009, from $18.4 million at June 29, 2009, to $16.0 million at September 27, 2009.  Our primary sources of cash during the three months ended September 27, 2009, were from operations assisted by reduced working capital requirements of $0.8 million and a participation payment related to an annuity contract of $0.5 million, and our primary use of cash was for contributions of $4.2 million to our defined benefit pension plan.  During the three months ended September 27, 2009, our net inventories decreased by $0.6 million, mainly related to lower sales activity to date in fiscal 2010.  While we may make further investments to increase capacity for and improve efficiency in the production of wind inverters, we do not anticipate that capital expenditures in fiscal 2010 will exceed $2.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10.0 million revolving credit facility (the “Associated facility”).  Borrowings under the Associated facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The Associated facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the Associated facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the Associated facility with Associated Bank, the primary purpose of which was to extend the maturity date of the Associated facility to November 1, 2010.  There were no amounts outstanding under the Associated facility and the Company was in compliance with all covenants as of the last measurement date of June 28, 2009.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $16.4 million from April 2008 through September 2009, funded by cash generated from operations and existing cash on hand.  Under funding regulations, current actuarial projections indicate that we will be required to make contributions to the plan aggregating approximately $12.5 million in fiscal 2010, of which $4.2 million has already been contributed as of September 27, 2009, the end of our fiscal 2010 first quarter.  Pension plan assets increased by $10.2 million during the first quarter of fiscal 2010 to $112.4 million, with a resulting reduction in our aggregate pension funding obligation of $17.7 million from the funding obligation reported as of June 28, 2009.  Required contributions beyond fiscal 2010 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

Based upon current plans and business conditions, we believe that current cash balances, borrowing capacity under the Associated facility and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, required pension plan contributions and other commitments over the next 12 months.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at September 27, 2009 or September 28, 2008.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 27, 2009; and (ii) no change in internal control over financial reporting occurred during the quarter ended September 27, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.  Except as noted below, we believe that there have been no material developments with respect to these matters during the fiscal quarter ended September 27, 2009.

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Ole K. Nilssen (“Nilssen”) entered into a consent judgment in April, 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit (the “Lawsuit”) filed by Nilssen against ULT.  The Company had undertaken responsibility for the defense of ULT in the Lawsuit in response to an indemnification claim made by ULT pursuant to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003. ULT filed a motion seeking costs and attorney’s fees under 35 U.S.C. 285 as the prevailing party in the Lawsuit, which motion was denied by the U.S. District Court on January 27, 2009, and ULT filed an appeal of the order. On September 16, 2009, the Company, Nilssen and ULT entered into a settlement agreement relating to the attorney’s fees and costs. Under the terms of the settlement, Nilssen paid $0.75 million to Magnetek as reimbursement of attorney’s fees and $0.06 million for costs, but Nilssen has the right to file a motion under Rule 60, Federal Rules of Civil Procedure, for relief from the final judgment in the Lawsuit within 60 days after the exhaustion of appellate remedies with respect to his pending appeal in the lawsuit that he filed against Wal-Mart Stores, Inc. If such motion is filed, and if Nilssen is successful such that ULT ceases to be the “prevailing party” in the Lawsuit and is no longer entitled to attorney’s fees, then the Company is obligated to refund the $0.75 million attorney’s fees settlement amount to Nilssen.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our fiscal quarter ended September 27, 2009.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on November 4, 2009.

(a)	The following named persons were elected as directors at such meeting:

David A. Bloss, Sr.
Yon Y. Jorden
Mitchell I. Quain
David P. Reiland

(b)	The votes cast for and withheld with respect to each nominee for director were as follows:

Nominee	For	Withheld
David A. Bloss, Sr.	21,221,088	3,966,187
Yon Y. Jorden	21,731,946	3,455,329
Mitchell I. Quain	21,742,847	3,444,428
David P. Reiland	21,649,495	3,537,780

(c)
The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2010 was ratified.  The votes cast for and against the appointment, and the votes that abstained were as follows:

For	Against	Abstain
21,818,438	3,354,574	14,263

(d)
The Company’s Second Amended and Restated 2004 Stock Incentive Plan was approved, which (among other things) decreases the maximum aggregate shares of Company common stock the may be subject to future awards, implements a fungible share pool structure and eliminates the cap of 500,000 shares of common stock that can be awarded as a non-option award in the form of incentive bonuses, incentive stock and incentive stock units.  The votes cast were as follows:

			Broker
For	Against	Abstain	Non-votes
15,078,299	3,694,578	1,306,946	5,107,452

Item 5 – Other Information

As previously reported in the Form 8-K report filed on August 28, 2009, the Company was deficient in meeting the corporate governance listing standards requirement of Section 303A.07(a) of the New York Stock Exchange Listed Company Manual.  Section 303A.07(a) requires all publicly traded companies to have at least three members serving on the audit committee and, following the death of Dewain K. Cross on August 24, 2009, the Company’s Audit Committee no longer had three members.  Effective on September 3, 2009, David A. Bloss, Sr. became a member of the Audit Committee of the Board of Directors, and on September 8, 2009, NYSE Regulation, Inc. notified the Company that it was in compliance with NYSE corporate governance listing standards.

Item 6 - Exhibits

(a)	Index to Exhibits
	10.1	Amendment to Advisory Services Agreement by and between the Company and David A. Bloss, Sr. Dated as of August 28, 2009
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	*	Filed with this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: November 6, 2009	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: November 6, 2009	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)