Form 10-Q
period 2009-12-27
MAGNETEK, INC.
filed 2010-02-05
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 27, 2009

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of February 1, 2010, was 31,083,488 shares.

FISCAL YEAR 2010 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 27, 2009

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	December 27,	December 27,
	2009	2008

Net sales	$19,232	$26,761
Cost of sales	13,354	17,359
Gross profit	5,878	9,402

Operating expenses:
Research and development	995	900
Pension expense	2,051	847
Selling, general and administrative	3,588	5,707
Income (loss) from operations	(756)	1,948

Non-operating income:
Interest income	(6)	(43)
Income (loss) from continuing operations before income taxes	(750)	1,991

Provision for income taxes	130	732
Income (loss) from continuing operations	(880)	1,259

Income (loss) from discontinued operations, net of tax	(345)	680

Net income (loss)	$(1,225)	$1,939

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$(0.03)	$0.04

Income (loss) from discontinued operations	$(0.01)	$0.02

Net income (loss)	$(0.04)	$0.06

Weighted average shares outstanding:
Basic	31,010	30,671

Diluted	31,010	30,845

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 27,	December 27,
	2009	2008

Net sales	$37,066	$53,112
Cost of sales	25,566	34,265
Gross profit	11,500	18,847

Operating expenses:
Research and development	1,896	1,770
Pension expense	4,103	1,693
Selling, general and administrative	7,547	11,405
Income (loss) from operations	(2,046)	3,979

Non-operating income:
Interest income	(16)	(110)
Income (loss) from continuing operations before income taxes	(2,030)	4,089

Provision for income taxes	361	1,094
Income (loss) from continuing operations	(2,391)	2,995

Loss from discontinued operations, net of tax	(629)	(175)

Net income (loss)	$(3,020)	$2,820

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$(0.08)	$0.10

Loss from discontinued operations	$(0.02)	$(0.01)

Net income (loss)	$(0.10)	$0.09

Weighted average shares outstanding:
Basic	30,985	30,654

Diluted	30,985	30,905

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)

	December 27,	June 28,
ASSETS	2009	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$16,483	$18,097
Restricted cash	262	262
Accounts receivable, net	10,836	11,598
Inventories	11,086	12,617
Prepaid expenses and other current assets	924	1,242
Total current assets	39,591	43,816

Property, plant and equipment	20,711	19,948
Less: accumulated depreciation	16,867	16,299
Net property, plant and equipment	3,844	3,649

Goodwill	30,432	30,359
Other assets	5,808	6,256
Total Assets	$79,675	$84,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,728	$5,716
Accrued liabilities	4,735	6,313
Current portion of long-term debt	6	11
Total current liabilities	12,469	12,040

Long-term debt, net of current portion	2	4

Pension benefit obligations, net	70,988	76,849
Other long term obligations	1,562	1,615
Deferred income taxes	5,322	4,863

Commitments and contingencies

Stockholders’ deficit
Common stock	310	309
Paid in capital in excess of par value	138,544	138,094
Accumulated deficit	(4,541)	(1,521)
Accumulated other comprehensive loss	(144,981)	(148,173)
Total stockholders' deficit	(10,668)	(11,291)

Total Liabilities and Stockholders' Deficit	$79,675	$84,080

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	December 27,	December 28,
	2009	2008
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(2,391)	$2,995
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in)operating activities:
Depreciation and amortization	541	513
Stock based compensation expense	314	742
Pension expense	4,103	1,693
Deferred income tax provision	459	450
Changes in operating assets and liabilities	3,519	(1,001)
Cash contribution to pension fund	(6,859)	(4,392)

Total adjustments	2,077	(1,995)
Net cash provided by (used in) continuing operating activities	(314)	1,000

Cash flows from investing activities:
Proceeds form sale of business, net of transaction costs	-	1,250
Deposit into escrow account	-	(5)
Capital expenditures	(693)	(396)
Net cash provided by (used in) investing activities	(693)	849

Cash flows from financing activities:
Proceeds from issuance of common stock	138	164
Borrowings under capital lease obligations	-	8
Principal payments under capital lease obligations	(7)	(7)
Net cash provided by financing activities	131	165

Cash flows from discontinued operations:
Used in operating activities	(738)	(316)
Cash used in discontinued operations	(738)	(316)

Net increase (decrease) in cash	(1,614)	1,698
Cash at the beginning of the period	18,097	15,210

Cash at the end of the period	$16,483	$16,908

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2009 filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 27, 2009, and the results of its operations and cash flows for the three- and six-month periods ended December 27, 2009 and December 28, 2008. Results for the three- and six-months ended December 27, 2009 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three- and six-month periods ended December 27, 2009 and December 28, 2008 each contained 13 and 26 weeks respectively.

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

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event, as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC Topic 855 requires entities to disclose the date through which subsequent events were evaluated.  ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of ASC Topic 855 for its fiscal year ended June 28, 2009 and applied the requirements of ASC Topic 855 on a prospective basis.  The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 4, 2010, the date the financial statements were available to be issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since its fiscal second quarter ended on December 27, 2009.

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

In addition, certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net sales - TPS business	$-	$-	$-	$1,503

Loss from discontinued operations - TPS	(1)	(5)	(28)	(94)
Income from Federal Mogul settlement	-	480	-	480
Income (loss) on disposal of TPS business	-	153	-	(368)
Income (expense) related to divested businesses	(344)	52	(601)	(193)
Loss from discontinued operations	$(345)	$680	$(629)	$(175)

The condensed consolidated balance sheet as of December 27, 2009 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.           Inventories

Inventories consist of the following:

	December 27,	June 28,
	2009	2009
Raw materials and stock parts	$7,694	$9,479
Work-in-process	1,227	909
Finished goods	2,165	2,229
	$11,086	$12,617

4.	Commitments and Contingencies

Litigation—Product Liability

The Company is involved in a product liability lawsuit related to the Telemotive Industrial Controls business acquired in December 2002 through the purchase of the stock of MXT Holdings, Inc. (“MXT”). The lawsuit was initially filed by Robert Redman in Cook County, Illinois in 1998 against MXT and other defendants, but now is pending only against MXT and Electromotive Systems, Inc., a non-affiliated third party. The claim pre-dated the acquisition and was tendered to the insurance companies that provided coverage for MXT Holdings, Inc., against such claims, and the defense and indemnification has been accepted by the carriers, subject to a reservation of rights. The lawsuit seeks damages for personal injuries allegedly incurred by Mr. Redman due to an allegedly defective radio control product manufactured by MXT. The lawsuit is in the discovery phase.  Management believes that the insurers will bear all liability, if any, with respect to the case and that the proceeding will not have a material adverse effect on the Company’s results of operations or financial position.

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company’s insurance carrier and legal counsel has been retained to represent the Company. Plaintiff’s claim for damages is unknown at this time, but management believes that its insurer will bear all liability in excess of deductible amounts for the claim, if any. The case is in the discovery phase and no trial date has been set.

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

Litigation—Patent Infringement and Related Proceedings

In August, 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”) (Magnetek, Inc. vs. Kirkland & Ellis, LLP, Civil Action No. 2008-L-008970). The lawsuit involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. The Company alleges that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.8 million. The Company is seeking damages in the amount of $18.8 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. K&E filed its answer in October 2008 and, in December 2009, filed a motion to dismiss for lack of subject matter jurisdiction and alternative motion to file amended affirmative defenses. The Company’s brief in opposition was filed in January 2010. The case is in the discovery phase and no trial date has been set.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $5.1 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in October 2006. The claims against the Company relate to a change of control agreement and restricted stock grant. The Company’s reply brief was filed in March 2008, and the Company believes the claim is without merit and intends to vigorously defend against it. A hearing was held on October 15, 2009, at which time testimony from the witnesses for the parties was presented in Court, and on December 15, 2009, the parties filed briefs confirming the facts in support of their positions. The Court has scheduled the final hearing in the lawsuit for May 25, 2010.

As previously reported by the Company, the Company and Power-One, Inc. were involved in a lawsuit in the Circuit Court, Waukesha County, Wisconsin relating to the terms of a distribution and supply agreement between the parties. The parties reached a settlement of the matters involved in the lawsuit and mutually agreed to terminate their supply and distribution agreement, and the lawsuit was dismissed on November 13, 2009.

Environmental Matters—General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first six months of fiscal years 2010 or 2009.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal years 2010 or 2009. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, J.D. of Waterbury at Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims. The case is in the discovery and motions phase.  Sergy amended its complaint to include additional claims against the Company under the Connecticut Transfer Act. The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against the Company are the obligations of these other parties. In July 2009, the

Court granted Gavin’s motion to dismiss him from the lawsuit, and the Company filed an appeal of such ruling. In October 2009, FOL filed its third motion to dismiss and the Company filed its responsive brief. The lawsuit is in the discovery phase, and the trial is scheduled to begin in January, 2011. The Company intends to continue vigorously defending the claims brought against it in the lawsuit.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its report and proposed work plan to the DEP. The Company has recorded a liability of $0.3 million related to the Bridgeport facility, representing the Company’s best estimate of future legal fees, site investigation costs and remediation costs, the majority of which is expected to be incurred during fiscal 2010. The liability is included in accrued liabilities in the condensed consolidated balance sheet as of June 28, 2009 and December 27, 2009.

In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and the Company, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and currently operated by the Company on a voluntary basis. Although a stipulation was entered into by the Company and Sergy relating to the start up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court, where the above referenced action filed by Sergy against the Company is currently pending.  In July 2009, the Court denied the Company’s motion to join Gavin and FOL in the CTCEP lawsuit and also denied the motion to consolidate the Sergy and CTCEP actions. The lawsuit is currently in the discovery phase.

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

5.           Comprehensive Income

For the three- and six-month periods ended December 27, 2009, and December 28, 2008, comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net income (loss)	$(1,225)	$1,939	$(3,020)	$2,820
Change in unrecognized pension liability	1,553	1,080	3,105	2,160
Change in currency translation adjustments	46	(597)	87	(642)
Comprehensive income	$374	$2,422	$172	$4,338

6.           Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-months ended December 27, 2009, and December 28, 2008:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$(880)	$1,259	$(2,391)	$2,995
Income (loss) from discontinued operations	(345)	680	(629)	(175)
Net income (loss)	$(1,225)	$1,939	$(3,020)	$2,820

Denominator:
Weighted average shares - basic earnings per share	31,010	30,671	30,985	30,654
Add dilutive effective of stock based compensation	-	174	-	251
Weighted average shares - diluted earnings per share	31,010	30,845	30,985	30,905

Basic and Diluted:
Income (loss) per share from continuing operations	$(0.03)	$0.04	$(0.08)	$0.10
Income (loss) per share from discontinued operations	$(0.01)	$0.02	$(0.02)	$(0.01)
Net income (loss) per share	$(0.04)	$0.06	$(0.10)	$0.09

Outstanding options to purchase 2.3 million and 2.4 million shares of common stock for the three months ended December 27, 2009, and December 28, 2008, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.  Outstanding options to purchase 2.3 million shares of common stock for the six months ended December 27, 2009, and December 28, 2008, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.           Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended December 27, 2009, and December 28, 2008, are as follows:

	Six Months Ended
	December 27,	December 28,
	2009	2008
Balance, beginning of fiscal year	$281	$493
Changes in product warranties charged to earnings	209	(48)
Use of reserve for warranty obligations	(228)	(97)
Balance, end of period	$262	$348

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                            Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and six-month periods ended December 27, 2009, and December 28, 2008, follows:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Interest cost	$2,705	$2,799	$5,410	$5,598
Expected return on plan assets	(2,207)	(3,032)	(4,412)	(6,065)
Recognized net actuarial losses	1,553	1,080	3,105	2,160

Total net pension expense	$2,051	$847	$4,103	$1,693

Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $5.3 million during the remainder of fiscal year 2010.

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

The Company’s provision for income taxes for each of the three-month periods ended December 27, 2009 and December 28, 2008 includes $234 and $225 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The provision for income taxes for the six-month periods ended December 27, 2009 and December 28, 2008 includes $459 and $450 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

10.	Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants that require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility are collateralized by the Company’s accounts receivable and inventory.  In December 2008, the Company and Associated Bank entered into a first amendment to the revolving facility, the primary purpose of which was to extend the maturity date of the revolving facility to November 2010.  There were no amounts outstanding on the amended revolving facility as of December 27, 2009.

Due mainly to the increase in pension expense during fiscal 2010, the Company was in violation of the operating profit covenant included in the amended revolving facility for the quarter ended December 27, 2009. The Company obtained a waiver of the covenant default and is in the process of entering into a second amendment to the revolving facility with Associated Bank.  However, until execution of such second amendment, the Company cannot utilize the revolving facility.

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

Our product offerings for energy delivery applications include power inverters for renewable energy applications, including wind turbines and photovoltaic installations, which deliver AC power to the utility grid from generators inside wind turbines or from solar panels, or deliver power for consumption at the source.  Both the wind and solar markets have grown rapidly in North America over the past several years as both wind and solar power have become increasingly competitive from a cost standpoint with more traditional methods of power generation.  However, the ongoing credit crisis and uncertainty of continued governmental incentives and regulations has had an impact on solar and wind projects as these markets are heavily dependent on availability of financing and government incentives over extended periods of time.  Although the slowdown in renewable energy projects negatively impacted demand for our products during fiscal 2009, we believe our product offerings have us well positioned to take advantage of growth in renewable energy markets as credit conditions continue to improve and capital is readily available to fund projects.

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

The U.S. industrial slowdown and decline in capital spending began to negatively impact our business during the third quarter of fiscal 2009 and continued to impact us through the second quarter of fiscal 2010.  Sales of our material handling product offerings, which comprised nearly 70% of our sales in fiscal 2009, are influenced by cyclical forces in the industrial marketplace, and over the past 12 months, we have experienced softening demand in certain of our served markets, mainly in the automotive and primary metals industries.  We have recently seen indicators of improvements in certain of our served markets, mainly in renewable energy and material handling.  Our bookings in the June 2009 quarter were $15.9 million, $18.8 million in the September 2009 quarter and $28.1 million in the December 2009 quarter.  Bookings for the December 2009 quarter include an order for wind power inverters value at $11 million with deliveries scheduled between now and November 2010.  Our backlog value as of December 27, 2009 of $20.4 million includes the $11 million wind inverter order.  Our second quarter sales of $19.2 million increased 8% sequentially over our first quarter sales, but were down year-over-year by 28%, as sales of material handling products decreased 36% year-over-year.

In response to lower levels of sales and incoming orders, we have reduced our workforce by nearly 60 positions, approximately 16% of our workforce, and implemented a wage and salary freeze that is expected to remain in place throughout fiscal 2010.  More recently, we have taken actions to temporarily suspend the Company’s 401(k) plan matching contributions and also have changed the method of payment of the Company’s incentive compensation plan for fiscal 2010 from cash payments to payment in Company common stock in an effort to preserve cash.  We continue to look for further actions to improve our processes and improve production efficiency as well as reduce our fixed cost structure.

Second quarter fiscal 2010 gross margin was 30.6% of sales compared to prior year second quarter gross margin of 35.1%, due mainly to lower sales volume partially offset by savings from cost reduction actions implemented throughout the economic slowdown.  We reported an operating loss of $0.8 million for the second quarter of fiscal 2010 compared to a prior year second quarter operating profit of $1.9 million, due mainly to lower sales volume and higher pension expense, which increased by more than $1.2 million in the second quarter of fiscal 2010 over prior year second quarter levels.  Also during the second quarter fiscal 2010, our cash balances increased by $0.7 million even after contributing more than $2.6 million to our defined benefit pension plan.

We believe that future increased profitability is largely dependent upon increased sales revenue, continued improvement in gross margins, and a recovery in the valuation of our pension plan assets, which would favorably impact our periodic pension expense.  Our past sales growth has been, and we believe future sales growth will continue to be, dependent on strong demand for material handling products, our customers’ ability to obtain financing and willingness to invest in the current economic environment, successful introduction and increasing acceptance of new products, and a continuing recovery in renewable energy markets.

Gross margins in our continuing operations have historically been near or above 30% and we are targeting this level of gross margin going forward.  Fiscal 2010 second quarter gross margins were near 31%, despite lower sales volume, due to the previously mentioned workforce reductions and material cost reductions resulting mainly from product redesign efforts.  Further improvement in gross margins is mainly dependent upon favorable economic conditions, continued acceptance of recently introduced product offerings by the marketplace, and ongoing successful cost reduction actions related to recently introduced product offerings.

We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on development and enhancement of energy efficient power control products and systems.  While we have continued to focus on controlling our operating expenses, our pension expense is expected to increase to $8.2 million in fiscal 2010 from $3.4 million in fiscal 2009, mainly due to negative returns on plan assets experienced during fiscal 2009. The combination of economic headwinds, lower sales volume and higher pension expense resulted in operating losses in the second quarter and first half of fiscal 2010, and will make it highly unlikely that we will achieve our goal of 10% operating profit margins for all of fiscal 2010.

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

Results of Operations - Three Months Ended December 27, 2009 and December 28, 2008

Net Sales and Gross Profit

Net sales for the three months ended December 27, 2009, were $19.2 million, a decrease of 28% from the three months ended December 28, 2008, sales of $26.8 million.  The decrease in sales was primarily due to lower sales volumes in our material handling product line as a result of the decline in capital spending in North America in recent months.  Net sales by product line were as follows, in millions:

	Three Months Ended
	December 27, 2009		December 28, 2008
Material handling	$12.6	66%	$19.7	74%
Elevator motion control	4.3	22%	4.9	18%
Energy systems	2.3	12%	2.2	8%
Total net sales	$19.2	100%	$26.8	100%

Gross profit for the three months ended December 27, 2009, was $5.9 million, or 30.6% of sales, versus $9.4 million, or 35.1% of sales, for the three months ended December 28, 2008.  The decrease in gross profit as a percentage of sales for the three months ended December 27, 2009, as compared to the three months ended December 28, 2008, was due to lower sales volume of higher margin material handling products, partially offset by savings from cost reductions implemented in response to the lower sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.0 million, or 5.2% of sales, for the three months ended December 27, 2009, comparable to R&D expense of $0.9 million, or 3.4% of sales, for the three months ended December 28, 2008.

Pension expense was $2.1 million and $0.8 million for the three months ended December 27, 2009 and December 28, 2008, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to negative returns on plan assets experienced during fiscal 2009.

Selling, general and administrative (“SG&A”) expense was $3.6 million (18.6% of sales) for the three months ended December 27, 2009, versus $5.7 million (21.3% of sales) for the three months ended December 28, 2008.  Selling expenses in the three months ended December 27, 2009, decreased to $2.1 million from $2.6 million in the three months ended December 28, 2008, due to lower volume-related commissions and lower payroll-related expenses.  General and administrative (“G&A”) expense decreased to $1.5 million for the three months ended December 27, 2009, from $3.1 million for the three months ended December 28, 2008, mainly due to lower payroll-related costs and lower incentive compensation provisions.    G&A expense for the three months ended December 28, 2008 includes a restructuring charge of $0.9 million related to management reorganization.

Income (Loss) from Operations

Our loss from operations for the three months ended December 27, 2009, was $0.8 million compared to income from operations of $1.9 million for the three months ended December 28, 2008.  The decline in income from operations for the three months ended December 27, 2009, as compared to the three months ended December 28, 2008, was mainly due to lower sales volumes in the three months ended December 27, 2009.

Interest Income

Interest income was negligible for the three months ended December 27, 2009 and December 28, 2008.

Provision for Income Taxes

We recorded income tax provisions of $0.1 million for the three months ended December 27, 2009, and $0.7 million for the three months ended December 28, 2008.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded a loss from continuing operations of $0.9 million for the three months ended December 27, 2009, or a $0.03 loss per share on both a basic and diluted basis, compared to income from continuing operations of $1.3 million for the three months ended December 28, 2008, or $0.04 income per share on both basic and diluted basis.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended December 27, 2009, of $0.3 million, or a $0.01 loss per share on both a basic and diluted basis, compared to income from discontinued operations of $0.7 million, or $0.02 income per share on both a basic and diluted basis, for the three months ended December 28, 2008.  The loss from discontinued operations in the three months ended December 27, 2009, includes expenses of $0.3 million related to previously divested businesses.  Income from discontinued operations in the three months ended December 28, 2008 includes a settlement gain of $0.5 million from an agreement with Federal-Mogul Corporation as well as income of $0.5 million related to previously divested businesses, partially offset by expenses related to previously divested businesses of $0.3 million.

Net Income (Loss)

Our net loss was $1.2 million in the three months ended December 27, 2009, or a $0.04 loss per share, basic and diluted, compared to net income of $1.9 million in the three months ended December 28, 2008, or $0.06 per share on a basic and diluted basis.

Results of Operations - Six Months Ended December 27, 2009 and December 28, 2008

Net Sales and Gross Profit

Net sales for the six months ended December 27, 2009, were $37.1 million, a decrease of 30% from the six months ended December 28, 2008, sales of $53.1 million.  The decrease in sales was primarily due to lower sales volumes in our material handling product line as a result of the decline in capital spending in North America in recent months.  Net sales by product line were as follows, in millions:

	Six Months Ended
	December 27, 2009		December 28, 2008
Material handling	$23.5	63%	$38.0	72%
Elevator motion control	9.3	25%	10.3	19%
Energy systems	4.3	12%	4.8	9%
Total net sales	$37.1	100%	$53.1	100%

Gross profit for the six months ended December 27, 2009, was $11.5 million, or 31.0% of sales, versus $18.8 million, or 35.5% of sales, for the six months ended December 28, 2008.  The decrease in gross profit as a percentage of sales for the six months ended December 27, 2009, as compared to the six months ended December 28, 2008, was due to lower sales volume of higher margin material handling products, partially offset by savings from cost reductions implemented in response to the lower sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.9 million, or 5.1% of sales, for the six months ended December 27, 2009, comparable to R&D expense of $1.8 million, or 3.3% of sales, for the six months ended December 28, 2008.

Pension expense was $4.1 million and $1.7 million for the six months ended December 27, 2009 and December 28, 2008, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to negative returns on plan assets experienced during fiscal 2009.

Selling, general and administrative (“SG&A”) expense was $7.5 million (20.4% of sales) for the six months ended December 27, 2009, versus $11.4 million (21.5% of sales) for the six months ended December 28, 2008.  Selling expenses in the six months ended December 27, 2009, decreased to $4.1 million from $5.2 million in the six months ended December 28, 2008, due to lower volume-related commissions and lower payroll-related expenses.  General and administrative (“G&A”) expense decreased to $3.4 million for the six months ended December 27, 2009, from $6.2 million for the six months ended December 28, 2008, mainly due to lower payroll-related costs and lower incentive compensation provisions.  G&A expense for the six months ended December 28, 2008 includes a restructuring charge of $0.9 million related to management reorganization.

Income (Loss) from Operations

Our loss from operations for the six months ended December 27, 2009, was $2.0 million compared to income from operations of $4.0 million for the six months ended December 28, 2008.  The decline in income from operations for the six months ended December 27, 2009, as compared to the six months ended December 28, 2008, was mainly due to lower sales volumes in the six months ended December 27, 2009, offset by lower payroll related costs.

Interest Income

Interest income was negligible for the six months ended December 27, 2009 and December 28, 2008.

Provision for Income Taxes

We recorded income tax provisions of $0.4 million for the six months ended December 27, 2009, and $1.1 million for the six months ended December 28, 2008.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.5 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded a loss from continuing operations of $2.4 million for the six months ended December 27, 2009, or a $0.08 loss per share on both a basic and diluted basis, compared to income from continuing operations of $3.0 million for the six months ended December 28, 2008, or $0.10 income per share on both a basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the six months ended December 27, 2009, of $0.6 million, or a $0.02 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.2 million, or $0.01 loss per share on both a basic and diluted basis, for the six months ended December 28, 2008.  The loss from discontinued operations in the six months ended December 27, 2009, is comprised entirely of expenses related to previously divested businesses.   Our loss from discontinued operations for the six months ended December 28, 2008, includes a loss on the September 2008 disposal of our TPS business of $0.4 million, expenses related to previously divested businesses of $0.2 million, and losses in our TPS business of $0.1 million, partially offset by a settlement gain of $0.5 million from a previous agreement with Federal-Mogul Corporation.

Net Income (Loss)

Our net loss was $3.0 million in the six months ended December 27, 2009, or a $0.10 loss per share, basic and diluted, compared to net income of $2.8 million in the six months ended December 28, 2008, or $0.09 per share on a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, decreased $1.7 million during the six months ended December 27, 2009, from $18.4 million at June 29, 2009, to $16.7 million at December 27, 2009.  Our primary sources of cash during the six months ended December 27, 2009, were from operations assisted by reduced working capital requirements of $3.0 million and a participation payment related to an annuity contract of $0.5 million, and our primary use of cash was for contributions of $6.9 million to our defined benefit pension plan.  During the six months ended December 27, 2009, our net inventories decreased by $1.5 million and our accounts receivable balances decreased by $0.8 million.  While we may make further investments to increase capacity for and to improve efficiency in the production of wind inverters, we do not anticipate that capital expenditures in fiscal 2010 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the revolving facility with Associated Bank, the primary purpose of which was to extend the maturity date of the revolving facility to November 1, 2010.  There were no amounts outstanding under the revolving facility as of December 27, 2009.  Due mainly to the increase in pension expense during fiscal 2010, the Company was in violation of the operating profit covenant included in the amended revolving facility for the quarter ended December 27, 2009. The Company obtained a waiver of the covenant default and is in the process of entering into a second amendment to the revolving facility with Associated Bank.  However, until execution of such second amendment, the Company cannot utilize the revolving facility.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $19.1 million from April 2008 through December 2009, funded by cash generated from operations and existing cash on hand.  Under funding regulations, current actuarial projections indicate that we will be required to make contributions to the plan aggregating approximately $12.1 million in fiscal 2010, of which $6.9 million has already been contributed as of December 27, 2009, the end of our fiscal 2010 second quarter.  Pension plan assets increased by $14.0 million during the first six months of fiscal 2010 to $116.2 million, with a resulting reduction in our aggregate pension funding obligation of $23.3 million from the funding obligation reported as of June 28, 2009.  Required contributions beyond fiscal 2010 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at December 27, 2009 or December 28, 2008.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the

Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 27, 2009; and (ii) no change in internal control over financial reporting occurred during the quarter ended December 27, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q.  Except as noted below, we believe that there have been no material developments with respect to these matters during the fiscal quarter ended December 27, 2009.

As previously reported by the Company, the Company and Power-One, Inc. were involved in a lawsuit in the Circuit Court, Waukesha County, Wisconsin relating to the terms of a distribution and supply agreement between the parties.  The parties reached a settlement of the matters involved in the lawsuit and mutually agreed to terminate their supply and distribution agreement, and the lawsuit was dismissed on November 13, 2009.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our fiscal quarter ended December 27, 2009.

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

Item 5 – Other Information
 Change in Directors’ Compensation

On November 5, 2009, Magnetek, Inc.’s Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee, approved an increase in the amount of the annual Committee chairmanship fees for the Compensation Committee, Nominating and Corporate governance Committee and Retirement Committee from $4,000 to $10,000, effective for all Committee meetings after November 5, 2009. The annual Committee chairmanship fees are deferred and payable in phantom shares of common stock of the Company, pursuant to the Amended and Restated Director and Officer Compensation and Deferral Plan.

Item 6 - Exhibits

(a)	Index to Exhibits
	10.1	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. November 5, 2009. **
	10.2	Fiscal Year 2010 Management Incentive Stock Compensation Plan. *
	10.3	Form of Restricted Stock Award Agreement Pursuant to Second Amended and Restated 2004 Stock Incentive Plan. *
	10.4	Form of Non-Qualified Stock Option Agreement Pursuant to Second Amended and Restated 2004 Stock Incentive Plan. *
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	*	Filed with this Report on Form 10-Q.
	**	Previously filed with the Company’s Proxy Statement dated September 16, 2009 for the 2009 Annual Meeting of the Shareholders and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: February 5, 2010	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: February 5, 2010	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)