Form 10-Q
period 2010-03-28
MAGNETEK, INC.
filed 2010-05-05
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 28, 2010

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of May 5, 2010, was 31,141,836 shares.

FISCAL YEAR 2010 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 28, 2010

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	March 28,	March 29,
	2010	2009

Net sales	$19,185	$25,111
Cost of sales	13,721	17,353
Gross profit	5,464	7,758

Operating expenses:
Research and development	1,002	928
Pension expense	2,052	846
Selling, general and administrative	3,576	4,778
Income (loss) from operations	(1,166)	1,206

Non-operating income:
Interest income	(11)	(14)
Income (loss) from continuing operations before income taxes	(1,155)	1,220

Provision for income taxes	251	(25)
Income (loss) from continuing operations	(1,406)	1,245

Loss from discontinued operations, net of tax	(207)	(1,067)

Net income (loss)	$(1,613)	$178

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$(0.05)	$0.04

Loss from discontinued operations	$(0.01)	$(0.03)

Net income (loss)	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	31,098	30,866

Diluted	31,098	30,892

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
	March 28,	March 29,
	2010	2009

Net sales	$56,251	$78,223
Cost of sales	39,287	51,618
Gross profit	16,964	26,605

Operating expenses:
Research and development	2,898	2,698
Pension expense	6,155	2,539
Selling, general and administrative	11,123	16,183
Income (loss) from operations	(3,212)	5,185

Non-operating income:
Interest income	(27)	(124)
Income (loss) from continuing operations before income taxes	(3,185)	5,309

Provision for income taxes	612	1,069
Income (loss) from continuing operations	(3,797)	4,240

Loss from discontinued operations, net of tax	(836)	(1,242)

Net income (loss)	$(4,633)	$2,998

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$(0.12)	$0.14

Loss from discontinued operations	$(0.03)	$(0.04)

Net income (loss)	$(0.15)	$0.10

Weighted average shares outstanding:
Basic	31,025	30,774

Diluted	31,025	30,855

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)

	March 28,	June 28,
ASSETS	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$12,500	$18,097
Restricted cash	262	262
Accounts receivable, net	12,050	11,598
Inventories	10,698	12,617
Prepaid expenses and other current assets	825	1,242
Total current assets	36,335	43,816

Property, plant and equipment	21,010	19,948
Less: accumulated depreciation	17,138	16,299
Net property, plant and equipment	3,872	3,649

Goodwill	30,451	30,359
Other assets	5,854	6,256
Total Assets	$76,512	$84,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,444	$5,716
Accrued liabilities	4,780	6,313
Current portion of long-term debt	4	11
Total current liabilities	11,228	12,040

Long-term debt, net of current portion	1	4

Pension benefit obligations, net	68,839	76,849
Other long term obligations	1,518	1,615
Deferred income taxes	5,570	4,863

Commitments and contingencies

Stockholders’ deficit
Common stock	311	309
Paid in capital in excess of par value	138,705	138,094
Accumulated deficit	(6,154)	(1,521)
Accumulated other comprehensive loss	(143,506)	(148,173)
Total stockholders' deficit	(10,644)	(11,291)

Total Liabilities and Stockholders' Deficit	$76,512	$84,080

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands, unaudited)

	Nine Months Ended
	(39 Weeks)	(39 Weeks)
	March 28,	March 29,
	2010	2009
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(3,797)	$4,240
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	813	779
Stock based compensation expense	470	923
Pension expense	6,155	2,539
Deferred income tax provision	707	743
Changes in operating assets and liabilities	1,662	(427)
Cash contribution to pension fund	(9,507)	(6,773)

Total adjustments	300	(2,216)
Net cash provided by (used in) continuing operating activities	(3,497)	2,024

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	-	1,250
Purchase of business	-	(885)
Deposit into escrow account	-	(5)
Capital expenditures	(977)	(665)
Net cash used in investing activities	(977)	(305)

Cash flows from financing activities:
Proceeds from issuance of common stock	200	230
Purchase and retirement of treasury stock	(57)	(182)
Borrowings under capital lease obligations	-	8
Principal payments under capital lease obligations	(11)	(12)
Net cash provided by financing activities	132	44

Cash flows from discontinued operations:
Used in operating activities	(1,255)	(354)
Cash used in discontinued operations	(1,255)	(354)

Net increase (decrease) in cash	(5,597)	1,409
Cash at the beginning of the period	18,097	15,210

Cash at the end of the period	$12,500	$16,619

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2010
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2009 filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 28, 2010, and the results of its operations and cash flows for the three- and nine-month periods ended March 28, 2010 and March 29, 2009. Results for the three- and nine-months ended March 28, 2010 are not necessarily indicative of results that may be experienced for the full fiscal year.

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three- and nine-month periods ended March 28, 2010 and March 29, 2009 each contained 13 and 39 weeks respectively.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2010, the SEC approved a work plan regarding convergence of US GAAP with International Financial Reporting Standards (“IFRS”) and the timeline for the preparation of financial statements by U.S. registrants under IFRS. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS no earlier than in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2015 and fiscal 2014. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

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

In addition, certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net sales - TPS business	$-	$-	$-	$1,503

Lease termination expense	$-	$(959)	$-	$(959)
Loss from discontinued operations - TPS	(1)	-	(29)	(94)
Income from Federal Mogul settlement	-	-	-	480
Loss on disposal of TPS business	-	-	-	(368)
Expense related to divested businesses	(206)	(108)	(807)	(301)
Loss from discontinued operations	$(207)	$(1,067)	$(836)	$(1,242)

The condensed consolidated balance sheet as of March 28, 2010 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.           Inventories

Inventories consist of the following:

	March 28,	June 28,
	2010	2009
Raw materials and stock parts	$7,125	$9,479
Work-in-process	1,204	909
Finished goods	2,369	2,229
	$10,698	$12,617

4.	Commitments and Contingencies

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

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Company’s Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company’s insurance carrier and legal counsel has been retained to represent the Company. Magnetek is defending the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  In March 2010, Magnetek’s primary carrier, Travelers, denied coverage under a reservation of rights.  This followed the Company’s excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers has agreed to continue to pay defense counsel to defend the case and has authorized defense counsel to undertake the defense of the “pass through” vendor PDS.  Magnetek has retained separate coverage counsel.  Plaintiff’s claim for damages is unknown at this time. The case is in the discovery phase and no trial date has been set.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company believes that is has no such liability.  For such claims, the Company is uninsured, contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations.   The Company aggressively seeks dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation—Patent Infringement and Related Proceedings

In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. The Company alleges that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company is seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. In December 2009, K&E filed a motion to dismiss for lack of subject matter jurisdiction and alternative motion to file amended affirmative defenses. On April 5, 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a recent Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  Although the Company vigorously resisted the motion, the dismissal has been entered and an appeal has been taken to the Illinois Appellate Court.  On April 7, 2010, the Company filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.75 million, plus any additional damages as may be warranted by the evidence introduced at trial.

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

Environmental Matters—General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first nine months of fiscal years 2010 or 2009.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal years 2010 or 2009. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Bridgeport, Connecticut Facility

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. The Company’s leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of the Company’s transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. The Company further believes that FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, J.D. of Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, J.D. of Waterbury at Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims. The case is in the discovery and motions phase.  Sergy amended its complaint to include additional claims against the Company under the Connecticut Transfer Act. The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against the Company are the obligations of these other parties. In July 2009, the Court granted Gavin’s motion to dismiss him from the lawsuit, and in February 2010, the Court granted FOL’s motion to dismiss it from the lawsuit, and the Company filed an appeal of such rulings. The lawsuit is in the discovery phase, and the trial is scheduled to begin in January, 2011. The Company intends to continue vigorously defending the claims brought against it in the lawsuit.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its report and proposed work plan to the DEP. The Company has recorded a liability of $0.3 million related to the Bridgeport facility, representing the Company’s best estimate of future site investigation costs and remediation costs, the majority of which is expected to be incurred during fiscal 2010. The liability is included in accrued liabilities in the condensed consolidated balance sheet as of June 28, 2009 and March 28, 2010.

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

5.           Comprehensive Income (Loss)

For the three- and nine-month periods ended March 28, 2010, and March 29, 2009, comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net income (loss)	$(1,613)	$178	$(4,633)	$2,998
Change in unrecognized pension liability	1,552	1,079	4,657	3,239
Change in currency translation adjustments	(77)	66	10	(576)
Comprehensive income (loss)	$(138)	$1,323	$34	$5,661

6.           Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-months ended March 28, 2010, and March 29, 2009:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$(1,406)	$1,245	$(3,797)	$4,240
Loss from discontinued operations	(207)	(1,067)	(836)	(1,242)
Net income (loss)	$(1,613)	$178	$(4,633)	$2,998

Denominator:
Weighted average shares - basic earnings per share	31,098	30,866	31,025	30,774
Add dilutive effective of stock based compensation	-	26	-	81
Weighted average shares - diluted earnings per share	31,098	30,892	31,025	30,855

Basic and Diluted:
Income (loss) per share from continuing operations	$(0.05)	$0.04	$(0.12)	$0.14
Loss per share from discontinued operations	$(0.01)	$(0.03)	$(0.03)	$(0.04)
Net income (loss) per share	$(0.05)	$0.01	$(0.15)	$0.10

Outstanding options to purchase 2.3 million and 2.5 million shares of common stock for the three months ended March 28, 2010, and March 29, 2009, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.  Outstanding options to purchase 2.3 million shares of common stock for the nine months ended March 28, 2010, and March 29, 2009, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.           Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine-month periods ended March 28, 2010, and March 29, 2009, are as follows:

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Balance, beginning of fiscal year	$281	$493
Changes in product warranties charged to earnings	372	64
Use of reserve for warranty obligations	(304)	(198)
Balance, end of period	$349	$359

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                            Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and nine-month periods ended March 28, 2010, and March 29, 2009, follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Interest cost	$2,706	$2,799	$8,116	$8,397
Expected return on plan assets	(2,206)	(3,032)	(6,618)	(9,097)
Recognized net actuarial losses	1,552	1,079	4,657	3,239

Total net pension expense	$2,052	$846	$6,155	$2,539

Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $3.1 million during the remainder of fiscal year 2010.

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

The Company’s provision for income taxes for each of the three-month periods ended March 28, 2010 and March 29, 2009 includes $248 and $293 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The provision for income taxes for the nine-month periods ended March 28, 2010 and March 29, 2009 includes $707 and $743 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

10.	Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants that require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility are collateralized by the Company’s accounts receivable and inventory.  In December 2008, the Company and Associated Bank entered into a first amendment to the revolving facility, the primary purpose of which was to extend the maturity date of the revolving facility to November 2010.  On February 19, 2010, the Company and Associated Bank entered into a second amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2010, (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2010, June 30, 2010 and September 30, 2010; (iii) reduce the commitment amount of Associated Bank from $10.0 million to $7.5 million; (iv) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2010; and (v) broaden the security interest of Associated Bank to include all assets of the Company.  There were no amounts outstanding on the amended revolving facility as of March 28, 2010.  The Company is currently in compliance with all covenants of the second amendment to the revolving facility.

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

Our product offerings for energy delivery applications include power inverters for renewable energy applications, including wind turbines and photovoltaic installations, which deliver AC power to the utility grid from generators inside wind turbines or from solar panels.  Both the wind and solar markets have grown rapidly in North America over the past several years as both wind and solar power have become increasingly competitive from a cost standpoint with more traditional methods of power generation.  However, the ongoing credit crisis and uncertainty of continued governmental incentives and regulations has had an impact on solar and wind projects as these markets are heavily dependent on availability of financing and government incentives over extended periods of time.  Although the slowdown in renewable energy projects negatively impacted demand for our products during fiscal 2009, we believe our product offerings have us well positioned to take advantage of growth in renewable energy markets as credit conditions continue to improve and capital is readily available to fund projects.

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

The U.S. industrial slowdown and decline in capital spending began to negatively impact our business during the third quarter of fiscal 2009 and has continued to impact us through the third quarter of fiscal 2010.  Sales of our material handling product offerings, which comprised nearly 70% of our sales in fiscal 2009, are influenced by cyclical forces in the industrial marketplace, and over the past 12 months, we have experienced softening demand in certain of our served markets, mainly in the automotive and primary metals industries.  We have recently seen indicators of improvements in certain of our served markets, mainly in renewable energy, and we have seen signs of stabilization in our served material handling markets.  Our bookings in the March 2010 quarter were $19.3 million, comparable to our sales for the quarter despite an expected seasonal decline in sales of material handling products resulting from cyclical purchasing patterns of our customer base.  Year-over-year our third quarter total company sales have declined by 24%, as third quarter sales of material handling products decreased 34% year-over-year.

In response to lower levels of sales and incoming orders throughout the downturn in our business, we have reduced our workforce by nearly 60 positions, approximately 16% of our workforce, and implemented a wage and salary freeze that is expected to remain in place throughout fiscal 2010.  More recently, we have taken actions to temporarily suspend the Company’s 401(k) plan matching contributions and also have changed the method of payment of the Company’s incentive compensation plan for fiscal 2010 from cash payments to payment in Company common stock in an effort to preserve cash.

We continue to look for further actions to improve our processes and improve production efficiency as well as reduce our fixed cost structure.

Third quarter fiscal 2010 gross margin decreased to 28.5% of sales from prior year third quarter gross margin of 30.9%, due mainly to lower sales volume and a shift in sales mix from higher margin material handling products to relatively lower margin renewable energy products, partially offset by savings from cost reduction actions implemented throughout the economic slowdown.  We reported a loss from operations of $1.2 million for the third quarter of fiscal 2010 compared to a prior year third quarter income from operations of $1.2 million, due mainly to lower sales volume and higher pension expense, which increased by $1.2 million in the third quarter of fiscal 2010 over prior year third quarter levels.  Also during the third quarter of fiscal 2010, our cash balances decreased by $4.0 million as a result of additional contributions to our defined benefit pension plan of $2.6 million and an increase in working capital requirements mainly related to higher accounts receivable balances.

We believe that future sustained profitability is largely dependent upon increased sales revenue and continued improvement in gross margins.  In addition, a further increase in the valuation of our pension plan assets or increases in interest rates, primarily related to long-term high-quality corporate bond rates, would favorably impact our periodic pension expense.  Our past sales growth has been, and we believe future sales growth will continue to be, dependent on strong demand for material handling products, our customers’ ability to obtain financing and willingness to invest in the current economic environment, successful introduction and increasing acceptance of new products, and a continuing recovery in renewable energy markets.

Further improvement in gross margins is mainly dependent upon favorable economic conditions, continued acceptance of recently introduced product offerings by the marketplace, and ongoing successful cost reduction actions related to recently introduced product offerings.

We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on development and enhancement of energy efficient power control products and systems.  While we have continued to focus on controlling our operating expenses, our pension expense is expected to increase to $8.2 million in fiscal 2010 from $3.4 million in fiscal 2009, mainly due to negative returns on plan assets experienced during fiscal 2009. The combination of economic headwinds, lower sales volume and higher pension expense resulted in operating losses in the first three quarters of fiscal 2010, and as a result, we will not achieve our goal of 10% operating profit margins for all of fiscal 2010.

Our current outlook projects a double-digit percentage sequential sales increase in our fourth quarter of fiscal 2010 as compared to the third quarter of fiscal 2010, and we are currently projecting a slight positive income from operations in the fourth quarter of fiscal 2010.  While we believe overall economic conditions are improving and the U.S. economy is in the early stages of recovery, given the nearly unprecedented economic circumstances we’ve faced over the past year, it is very difficult to predict the magnitude of the economic recovery, whether in the U.S. overall or in the specific end markets we serve.

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

Results of Operations - Three Months Ended March 28, 2010 and March 29, 2009

Net Sales and Gross Profit

Net sales for the three months ended March 28, 2010, were $19.2 million, a decrease of 24% from the three months ended March 29, 2009, sales of $25.1 million.  The decrease in sales was primarily due to lower sales volumes in our material handling product line as a result of the decline in capital spending in North America in recent months.  Net sales by product line were as follows, in millions:

	Three Months Ended
	March 28, 2010		March 29, 2009
Material handling	$10.7	56%	$16.2	65%
Elevator motion control	4.7	24%	4.8	19%
Energy systems	3.8	20%	4.1	16%
Total net sales	$19.2	100%	$25.1	100%

Gross profit for the three months ended March 28, 2010, was $5.5 million, or 28.5% of sales, versus $7.8 million, or 30.9% of sales, for the three months ended March 29, 2009.  The decrease in gross profit as a percentage of sales for the three months ended March 28, 2010, as compared to the three months ended March 29, 2009, was due to lower sales volume of higher margin material handling products, partially offset by savings from cost reductions implemented in response to the lower sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.0 million, or 5.2% of sales, for the three months ended March 28, 2010, comparable to R&D expense of $0.9 million, or 3.7% of sales, for the three months ended March 29, 2009.

Pension expense was $2.1 million and $0.8 million for the three months ended March 28, 2010 and March 29, 2009, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to negative returns on plan assets experienced during fiscal 2009.

Selling, general and administrative (“SG&A”) expense was $3.6 million (18.6% of sales) for the three months ended March 28, 2010, versus $4.8 million (19.0% of sales) for the three months ended March 29, 2009.  Selling expenses in the three months ended March 28, 2010, decreased to $1.8 million from $2.4 million in the three months ended March 29, 2009, due to lower volume-related commissions and lower payroll-related expenses.  General and administrative (“G&A”) expense decreased to $1.8 million for the three months ended March 28, 2010, from $2.4 million for the three months ended March 29, 2009, mainly due to lower payroll-related costs and lower incentive compensation provisions.

Income (Loss) from Operations

Our loss from operations for the three months ended March 28, 2010, was $1.2 million compared to income from operations of $1.2 million for the three months ended March 29, 2009.  The decline in income from operations for the three months ended March 28, 2010, as compared to the three months ended March 29, 2009, was mainly due to lower sales volumes and higher pension expense in the three months ended March 28, 2010.

Interest Income

Interest income was negligible for the three months ended March 28, 2010 and March 29, 2009.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million for the three months ended March 28, 2010, and a negligible income tax benefit for the three months ended March 29, 2009.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded a loss from continuing operations of $1.4 million for the three months ended March 28, 2010, or a $0.05 loss per share on both a basic and diluted basis, compared to income from continuing operations of $1.2 million for the three months ended March 29, 2009, or $0.04 income per share on both basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended March 28, 2010, of $0.2 million, or a $0.01 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $1.1 million, or a $0.03 loss per share on both a basic and diluted basis, for the three months ended March 29, 2009.  The loss from discontinued operations in the three months ended March 28, 2010, includes expenses of $0.2 million related to previously divested businesses.  The loss from discontinued operations in the three months ended March 29, 2009 includes a lease termination expenses of $1.0 million as well as a loss of $0.1 million related to previously divested businesses.

Net Income (Loss)

Our net loss was $1.6 million in the three months ended March 28, 2010, or a $0.05 loss per share, basic and diluted, compared to net income of $0.2 million in the three months ended March 29, 2009, or $0.01 per share on a basic and diluted basis.

Results of Operations - Nine Months Ended March 28, 2010 and March 29, 2009

Net Sales and Gross Profit

Net sales for the nine months ended March 28, 2010, were $56.3 million, a decrease of 28% from the nine months ended March 29, 2009, sales of $78.2 million.  The decrease in sales was primarily due to lower sales volumes in our material handling product line as a result of the decline in capital spending in North America in recent months.  Net sales by product line were as follows, in millions:

	Nine Months Ended
	March 28, 2010		March 29, 2009
Material handling	$34.2	61%	$54.2	69%
Elevator motion control	14.0	25%	15.2	19%
Energy systems	8.1	14%	8.8	11%
Total net sales	$56.3	100%	$78.2	100%

Gross profit for the nine months ended March 28, 2010, was $17.0 million, or 30.2% of sales, versus $26.6 million, or 34.0% of sales, for the nine months ended March 29, 2009.  The decrease in gross profit as a percentage of sales for the nine months ended March 28, 2010, as compared to the nine months ended March 29, 2009, was due to lower sales volume of higher margin material handling products, partially offset by savings from cost reductions implemented in response to the lower sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $2.9 million, or 5.2% of sales, for the nine months ended March 28, 2010, compared to R&D expense of $2.7 million, or 3.4% of sales, for the nine months ended March 29, 2009.

Pension expense was $6.2 million and $2.5 million for the nine months ended March 28, 2010 and March 29, 2009, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to negative returns on plan assets experienced during fiscal 2009.

Selling, general and administrative (“SG&A”) expense was $11.1 million (19.8% of sales) for the nine months ended March 28, 2010, versus $16.2 million (20.7% of sales) for the nine months ended March 29, 2009.  Selling expenses in the nine months ended March 28, 2010, decreased to $5.9 million from $7.6 million in the nine months ended March 29, 2009, due to lower volume-related commissions and lower payroll-related expenses.  General and administrative (“G&A”) expense decreased to $5.2 million for the nine months ended March 28, 2010, from $8.6 million for the nine months ended March 29, 2009, mainly due to lower payroll-related costs and lower incentive compensation provisions.  G&A expense for the nine months ended March 29, 2009 includes a restructuring charge of $0.9 million related to management reorganization.

Income (Loss) from Operations

Our loss from operations for the nine months ended March 28, 2010, was $3.2 million compared to income from operations of $5.3 million for the nine months ended March 29, 2009.  The decline in income from operations for the nine months ended March 28, 2010, as compared to the nine months ended March 29, 2009, was mainly due to lower sales volumes and higher pension expense in the nine months ended March 28, 2010, partially offset by lower payroll related costs.

Interest Income

Interest income was negligible for the nine months ended March 28, 2010 and March 29, 2009.

Provision for Income Taxes

We recorded income tax provisions of $0.6 million for the nine months ended March 28, 2010, and $1.1 million for the nine months ended March 29, 2009.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.7 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded a loss from continuing operations of $3.8 million for the nine months ended March 28, 2010, or a $0.12 loss per share on both a basic and diluted basis, compared to income from continuing operations of $4.2 million for the nine months ended March 29, 2009, or $0.14 income per share on both a basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the nine months ended March 28, 2010, of $0.8 million, or a $0.03 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $1.2 million, or $0.04 loss per share on both a basic and diluted basis, for the nine months ended March 29, 2009.  The loss from discontinued operations in the nine months ended March 28, 2010, is comprised entirely of expenses related to previously divested businesses.   Our loss from discontinued operations for the nine months ended March 29, 2009, includes a loss from termination of a lease agreement of $1.0 million, a loss on the September 2008 disposal of our TPS business of $0.4 million, and expenses related to previously divested businesses of $0.3 million, partially offset by a settlement gain of $0.5 million from a previous agreement with Federal-Mogul Corporation.

Net Income (Loss)

Our net loss was $4.6 million in the nine months ended March 28, 2010, or a $0.15 loss per share, basic and diluted, compared to net income of $3.0 million in the nine months ended March 29, 2009, or $0.10 per share on a basic and diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalent balance, including restricted cash, decreased $5.6 million during the nine months ended March 28, 2010, from $18.4 million at June 29, 2009, to $12.8 million at March 28, 2010.  Our primary sources of cash during the nine months ended March 28, 2010, were from operations assisted by reduced working capital requirements of $1.2 million and a participation payment related to an annuity contract of $0.5 million, and our primary use of cash was for contributions of $9.5 million to our defined benefit pension plan.  During the nine months ended March 28, 2010, our net inventories decreased by $1.9 million offset by an increase in our accounts receivable balances by $0.4 million.  While we may make further investments to increase capacity for and to improve efficiency in the production of wind inverters, we do not anticipate that capital expenditures in fiscal 2010 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the revolving facility with Associated Bank, the primary purpose of which was to extend the maturity date of the revolving facility to November 1, 2010.  On February 19, 2010, we entered into a second amendment to the revolving credit facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the Credit Agreement to December 15, 2010; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2010, June 30, 2010 and September 30, 2010; (iii) reduce the commitment amount of Associated Bank from $10.0 million to $7.5 million; (iv) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2010; and (v) broaden the security interest of Associated Bank to include all assets of the Company.  There were no amounts outstanding under the revolving facility as of March 28, 2010.  We are currently in compliance with all covenants of the second amendment to the revolving credit facility.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $21.7 million from April 2008 through March 2010, funded by cash generated from operations and existing cash on hand.  Under funding regulations, current actuarial projections indicate that we will be required to make contributions to the plan aggregating approximately $12.6 million in fiscal 2010, of which $9.5 million has already been contributed as of March 28, 2010, the end of our fiscal 2010 third quarter.  Required contributions beyond fiscal 2010 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan. Based upon current plans and business conditions, we believe that current cash balances, borrowing capacity under the revolving facility and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, required pension plan contributions and other commitments over the next 12 months.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 28, 2009, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading  “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at March 28, 2010 or March 29, 2009.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 28, 2010; and (ii) no change in internal control over financial reporting occurred during the quarter ended March 28, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q.  Except as noted below, we believe that there have been no material developments with respect to these matters during the fiscal quarter ended March 28, 2010.

As previously reported by the Company, the Company and Pamela L. Carney, Administrator of the Estate of Michael J. Carney, are involved in a lawsuit in the Court of Common Pleas, Westmoreland County, Pennsylvania relating to allegations that a product manufactured by the Company’s Telemotive Industrial Controls business contributed to an accident that resulted in the death of Michael J. Carney.  Magnetek is defending the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  Notwithstanding tender of the claim to the Company’s insurance carrier, in March 2010 the Company’s primary insurance carrier denied coverage but agreed to continue to provide defense counsel costs subject to a reservation of rights.  This followed the Company’s excess insurance coverage carrier denying coverage in June 2009.  The case is in its discovery phase and no trial date has been set.

In addition as previously reported by the Company, the Company originally filed a complaint in the Circuit Court of Cook County, Illinois, against Kirkland & Ellis, LLP (“K&E”) involving a claim for a breach of professional responsibility.  On April 5, 2010, the Court dismissed the complaint against K&E for lack of subject matter jurisdiction.  An appeal has been taken to the Illinois Appellate Court and on April 7, 2010, the Company filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.75 million plus any additional damages as may be warranted by the evidence.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our fiscal quarter ended March 28, 2010.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

The Company has scheduled a special meeting of the stockholders to be held on May 24, 2010 in order to seek stockholder approval of an amendment to Magnetek’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at any whole number ratio between 1-for-2 and 1-for-10, with the final decision whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the Company’s Board of Directors.  The reverse stock split, if effected, is intended to increase the trading price of the Company’s common stock on the New York Stock Exchange to facilitate a possible transition of the Company’s listing of its common stock from the New York Stock Exchange to the Nasdaq Global Market or an alternative United States stock exchange.

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

MAGNETEK, INC.
(Registrant)

Date: May 5, 2010	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: May 5, 2010	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)