Form 10-K
MAGNETEK, INC.
filed 2010-08-31
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2010
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $1.70 per share as reported by the New York Stock Exchange, on December 24, 2009 (the last business day of the Company’s most recently completed second fiscal quarter), was $52,317,605.  Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of August 7, 2010, was 31,204,732 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. 2010 Annual Report for the fiscal year ended June 27, 2010 (the “2010 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.  With the exception of those portions that are expressly incorporated by reference into this Form 10-K, the 2010 Annual Report is not deemed as filed as part of this Form 10-K.  Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 27, 2010, are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.
ANNUAL REPORT ON FORM 10-K
 FOR THE FISCAL YEAR ENDED JUNE 27, 2010

The Company uses a 52-53 week fiscal year which ends on the Sunday nearest June 30.  Fiscal years 2010, 2009 and 2008 each contained 52 weeks.

Index

PART I
ITEM 1.  BUSINESS

General

Magnetek, Inc. (“Magnetek,” the “Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and energy delivery applications.  Magnetek was founded in 1984 and is listed on the New York Stock Exchange (NYSE: MAG).  Our products are sold directly or through manufacturers’ representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end-users for repair and replacement purposes.  We operate in a single segment, Digital Power Control Systems.

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

Magnetek also designs, builds, sells, and supports elevator application specific drive products and is recognized as a leader for DC high performance elevator drives, as well as AC drives for low and high performance traction elevators. Our elevator product offerings are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available

Index

 market for DC drives and subsystems used in high-rise elevators.  Magnetek elevator drives currently operate in many of the most recognizable high-rise buildings in the world. We believe opportunities for growth exist in available elevator markets through the introduction of new energy-saving product offerings, the expansion of the breadth of available product offerings to include competitive low-end products for lower performance AC applications, and the use of new product offerings to expand geographically.

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

Seasonality

Our power control systems for material handling applications currently represent nearly 57% of our annual revenues.  Sales of these products tend to follow capital budgeting and spending patterns of the customer base.  As a result, our revenues are generally strongest in the second and fourth fiscal quarters, with relatively lower revenues in the first and third fiscal quarters.

Backlog

Our backlog as of the end of fiscal 2010 was $22.8 million versus $9.0 million at the end of fiscal 2009.  The increase in backlog is primarily due to an increase of $11.7 million in our backlog of wind inverters as well as an increase of nearly $2.0 million in our backlog of material handling systems.  While we use our backlog figure as an indicator of future sales activity, we have historically had a significant amount of revenue derived from orders that are booked and shipped within the same reporting period.  We expect most of the orders in our backlog to be filled during the first half of fiscal 2011.

Competition

Our primary competitors during fiscal 2010 included: Konecranes Inc., Cattron Group International, Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, Yaskawa, KEB GmbH, Fujitec, SMA, SatCon Technology, and Xantrex (a division of Schneider Electric).  Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than us.

Competitive Strengths

We believe that we benefit most from competitive advantages in the following areas:

Technological Capabilities and Industry Expertise.  We emphasize and leverage our ability to provide custom-designed and customized solutions for power and motion control applications through digital power-electronic technology.  Our technical personnel possess substantial expertise in disciplines central to digital power systems and applications.  These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors and software algorithms in the development of smart power products.

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

Product Breadth and Systems Sales Channels.  We provide a variety of products in each of our major product lines.  For material handling customers, we serve as a one-stop source providing a full range of crane controls as well as subsystems, including radio controls, brakes and electrification products.  We believe that our well established distribution network constitutes a significant competitive advantage in the North American material handling marketplace.

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

Index

Suppliers and Raw Materials

Virtually all materials and components that we purchase are available from multiple suppliers.  During fiscal 2009, raw material purchases accounted for approximately 71% of our cost of sales.  Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses.  We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers’ specific needs.  Total research and development expenditures were approximately $3.8 million, $3.5 million and $3.2 million for our 2010, 2009 and 2008 fiscal years, respectively.

Intellectual Property

Magnetek holds numerous patents, trademarks and copyrights, and we believe that we hold or license all of the patent, trademark, copyright and other intellectual property rights necessary to conduct our business.  We generally rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products.  There can be no assurance that any of our patents, trademarks or other intellectual property rights will not be challenged, invalidated or circumvented, or that any rights granted there under will provide competitive advantages to us.  In addition, there can be no assurance that patents will be issued from pending patent applications filed by us, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek's technology.  Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.  Although we believe the protection afforded by our patents, patent applications, trademarks and copyrights have value, Magnetek's future success will depend primarily on the innovative skills, technological expertise, research and development and management capabilities of our employees rather than on patent, copyright, and trademark protection.

International Operations

International sales accounted for 12% of our net sales in fiscal 2010.  We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S.   For our 2010, 2009 and 2008 fiscal years, revenues derived from domestic sales were $71.1 million, $84.4 million and $88.8 million respectively, and revenues derived from international sales were $9.5million, $13.8 million and $11.2 million, respectively.  We hold assets in Canada and the United Kingdom totaling $5.2 million, of which $4.0 million are held in Canada and $1.2 million are in the United Kingdom.

Employee Relations

As of August 1, 2010, we had 108 salaried employees and 192 hourly employees, none of whom were covered by collective bargaining agreements with unions.  We believe that our relationships with our employees are favorable.

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

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal years 2010, 2009 or 2008.

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2010, 2009 or 2008.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of

Index

our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

For a discussion of environmental-related litigation matters in which we are engaged, please refer to Item 3 - “Legal Proceedings” of this Annual Report on Form 10-K.

Supplemental Information-Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company, each of whom serves a one year term of office, as appointed by the Board of Directors.

Name	Age	Position
Peter M. McCormick	50	President and Chief Executive Officer
Marty J. Schwenner	49	Vice President and Chief Financial Officer
Ryan D. Gile	41	Vice President, Controller
Scott S. Cramer	58	Vice President, General Counsel and Corporate Secretary

Peter McCormick has been President and Chief Executive Officer of Magnetek since October 2008.  Prior to that, Mr. McCormick served as Chief Operating Officer of Magnetek since November 2006 and served as the Executive Vice President responsible for the Company's Power Control Systems Group since 2002. Prior to that, he served as the President of the Company’s Industrial Controls Group from 1999 until 2002. Since joining the Company in 1996, Mr. McCormick has also served as the Vice President of Operations for the Company’s drives group from 1998 until 1999 and as Vice President of the custom products business group from 1996 until 1998.

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

Scott Cramer has been Vice President, General Counsel and Corporate Secretary of Magnetek since March 2010.  Prior to joining Magnetek, Mr. Cramer served as Senior Vice President and General Counsel with Bucyrus International, Inc. in South Milwaukee, WI from 2006 until 2010.  From 2005 to 2006, Mr. Cramer was Senior Legal Counsel with Regal Beloit Corporation following private practice from 2004 to 2005.  Mr. Cramer served as Vice President, General Counsel and Secretary from 1997 until 2004 with Superior Services, Inc. following his tenure with Browning-Ferris Industries in Houston, TX and Utrecht, The Netherlands, where he served respectively as Senior Counsel and EMEA General Counsel from 1984 to 1997.

ITEM 1A. RISK FACTORS

The information called for by this Item 1A is hereby incorporated by reference to the section of the Company’s 2010 Annual Report entitled “Risk Factors.”

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

ITEM 3.  LEGAL PROCEEDINGS

We are involved from time to time in legal actions for product liability and other matters that arise in the ordinary course of our business. We are also involved in legal actions associated with our discontinued business operations, including product liability, asbestos-related liability, patent matters, and environmental proceedings relating to cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. It is not possible to predict with certainty the outcome of any of these unresolved legal actions or proceedings or the range of possible loss or recovery. A more detailed discussion of these matters appears in Note 11 of the Notes to Consolidated Financial Statements, including a discussion of whether or not these unresolved matters will have a material impact on our financial position or results of operations

Litigation—Product Liability

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against Magnetek and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business (a business that we acquired in December 2002) contributed to an accident that resulted in the death of Michael J. Carney in August 2004.  The claim has been tendered to our insurance carrier and legal counsel has been retained to represent us.  In March 2010, the Company’s primary carrier, Travelers, denied coverage under a reservation of rights.  This followed the Company’s excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers has agreed to continue to pay defense counsel to defend the case and has authorized defense counsel to undertake the defense of the “pass through” vendor PDS.  Plaintiff’s claim for damages is unknown at this time.  The case is in the discovery phase and no trial date has been set.

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

Given the nature of the above issues, uncertainty of the ultimate outcome, and inability to estimate the potential loss, no amounts have been reserved for these matters.

Litigation—Patent Infringement and Related Proceedings

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Ole K. Nilssen (“Nilssen”) entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  We had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney’s fees.  Under the settlement agreement, Nilssen paid to us an amount of $0.75 million as attorney’s fees as well as a nominal amount for costs.  However, if Nilssen files a Rule 60 Motion and is successful such that ULT ceases to be the “prevailing party” and is no longer entitled to attorney’s fees, then we are obligated to refund the $0.75 million attorney’s fees settlement amount.

In August, 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”) (Magnetek, Inc. vs. Kirkland & Ellis, LLP, Civil Action No. 2008-L-008970).  The lawsuit

Index

involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the previously reported patent infringement action against us by Ole K. Nilssen (“Nilssen”).  We allege that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, we suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by our payment to Nilssen of $18.8 million. We are seeking damages in the amount of $18.8 million, reimbursement of our reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and our costs incurred in connection with this lawsuit.

On April 5, 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a November 2009 Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal has been taken to the Illinois Appellate Court.  On April 7, 2010, we filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.8 million, plus any additional damages as may be warranted by the evidence introduced at trial.  On June 7, 2010, K&E entered a motion in federal court to have our complaint dismissed as being “time-barred” or filed beyond the applicable two year statute of limitations.  We filed our responsive brief on July 15, 2010, arguing, among other things, that the doctrine of equitable tolling applies effectively suspending the running of the statute of limitations.

Litigation – Environmental Proceedings

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned and leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2009, 2008 or 2007.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

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

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, Fairfield, Connecticut alleging that we are obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in our amended answer, affirmative defenses and counterclaims. Sergy amended its complaint to include additional claims against us under the Connecticut Transfer Act. Our request to add additional potentially responsible parties as defendants was granted by the Court, and we filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against us are the obligations of these other parties. In July 2009, the Court granted Gavin’s motion to dismiss him from the lawsuit, and in February 2010, the Court granted FOL’s motion to dismiss it from the lawsuit.  We filed an appeal of such rulings. The lawsuit is in the discovery phase, and the trial is scheduled to begin in January, 2011.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including us, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. The DEP requested additional information from us relating to site investigations and remediation. We retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, we submitted our report and proposed work plan to the DEP. We are currently in discussion with the DEP regarding the scope of the proposed work plan.

Index

In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and us, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and currently operated by us on a voluntary basis. Although we entered into a stipulation with Sergy relating to the start up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September 2008, the Hartford Court ordered the case transferred to the Waterbury Court, where the above referenced action filed by Sergy against us is currently pending.  In July 2009, the Court denied our motion to join Gavin and FOL in the CTCEP lawsuit and also denied the motion to consolidate the Sergy and CTCEP actions. Following certain discovery, the CTCEP amended the complaint to drop claims against us regarding the interruptions of power, and to hold the managing member of Sergy as an individual defendant.  The lawsuit is currently in the discovery phase.

FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or an unfavorable ruling in the lawsuits with the owner of the Bridgeport facility or the CTCEP, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the our financial position, cash flows or results of operations.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labour Law Section, against Magnetek and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of our former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted various claims for damages in the amount of 3.5 million Euros (approximately $4.5 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. in October 2006.  The claims against us relate to a change of control agreement and restricted stock grant. The Court has postponed the final hearing in the lawsuit until February 2011 due to reassignment of the case to a new judge.  We believe the claim is without merit and intend to vigorously defend against it.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2010 and 2009:

Fiscal Year 2010	High	Low
First Quarter	$1.75	$1.32
Second Quarter	2.01	1.20
Third Quarter	1.75	1.34
Fourth Quarter	2.15	0.99

Fiscal Year 2009
First Quarter	$4.80	$3.71
Second Quarter	4.50	1.65
Third Quarter	2.87	1.18
Fourth Quarter	2.01	1.30

Our common stock is listed for trading on the New York Stock Exchange under the ticker symbol “MAG.”  As of August 10, 2010, there were 175 record holders of Magnetek’s common stock.

Index

Stock Performance Graph – Return to Shareholders

The table and line graph shown below compare the cumulative total return for the last five years to holders of Magnetek common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Electronics Components index.

The table and line graph below assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 30, 2005, and assumes the reinvestment of all dividends.  The stock price performance information shown below should not be considered indicative of potential future stock price performance.

	Jun-05	Jun-06	Jun-07	Jun-08	Jun-09	Jun-10
Magnetek, Inc.	100.00	105.06	200.39	164.59	54.09	35.80
Russell 2000	100.00	114.58	133.41	111.80	83.84	101.85
NASDAQ Electronic Components	100.00	94.09	110.15	100.35	72.87	88.63

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MagneTek, Inc., the Russell 2000 Index
and the NASDAQ Electronic Components Index

$250
$200
$150
$100
$50
$0
6/05
6/06
6/07
6/08
6/09
6/10
MagneTek, Inc.
Russell 2000
NASDAQ Electronic Components

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future.  Our ability to pay dividends on our common stock is restricted by provisions in our 2007 bank loan agreement, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.

There were no unregistered sales of equity securities during fiscal year 2010.

During the fourth quarter of fiscal 2010, we purchased shares of our common stock as follows:
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 2010	12,854	$1.82	-	-

(1)
Represents shares repurchased by the Company from employees for payment of applicable tax withholding obligations on the vesting of restricted stock awards. Shares are repurchased by the Company pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.

Index
ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this Item 6 is hereby incorporated by reference to the section of the Company’s 2010 Annual Report entitled “Selected Financial Data.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information called for by this Item 7 is hereby incorporated by reference to the section of the Company’s 2010 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this Item 7A is hereby incorporated by reference to the section of the Company’s 2010 Annual Report entitled “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information called for by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements and the corresponding Report of Independent Registered Public Accounting Firm in the Company’s 2010 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Magnetek had no disagreements with its independent accountants in fiscal 2010 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

           Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 27, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 27, 2010, the end of our fiscal year.  Our management’s assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 27, 2010, the end of our fiscal year.  Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of June 27, 2010, and has issued an attestation report, included herein.

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

Index

(c) Changes in Controls and Procedures

           No change in internal control over financial reporting occurred during the period ended June 27, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited Magnetek’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magnetek’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

           In our opinion, Magnetek maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magnetek, Inc. as of June 27, 2010 and June 28, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 27, 2010 and our report dated August 31, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
August 31, 2010

Index

ITEM 9B.  OTHER INFORMATION

           No other information is required to be reported for matters not disclosed on Form 8-K during the period ended June 27, 2010.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2010 Proxy Statement entitled “Proposal No. 1 – Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” “Standing Committees of the Board” and by reference to Part I of this Annual Report on Form 10-K under the heading “Supplemental Information – Executive Officers of the Company.”

Supplemental Information - Code of Business Conduct and Ethics

           We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) for all of our directors and employees that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for the Company.  The Code of Ethics is posted on Magnetek’s website at www.magnetek.com.  A copy of the Code of Ethics is available, without charge, to any shareholder who sends a written request to our Corporate Secretary at N49 W13650 Campbell Drive, Menomonee Falls, Wisconsin, 53051.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver of, a provision of the Code of Ethics by posting such information on our website, at the web address and location specified above.

ITEM 11.  EXECUTIVE COMPENSATION

           The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2010 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables, narrative and notes relating to Executive and Director compensation, “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards Fiscal 2010,” “Outstanding Equity Awards at Fiscal 2010 Year End,” “Option Exercises and Stock Vested,” “Pension Benefits for Fiscal Year 2010,” “Employment, Severance and Change in Control Agreements and Arrangements for Fiscal Year 2010,” “Director Compensation for Fiscal 2010,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

           The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2010 Proxy Statement entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2010 Proxy Statement entitled “Proposal 1 – Election of Directors,” “Relationships and Related Transactions,” and “Corporate Governance Principles.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2010 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	Magnetek, Inc. Amended and Restated By-laws.
4.1	(3)	Registration Rights Agreement, dated as of April 29, 1991, by and among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(4)	Registration Rights Agreement, dated as of June 28, 1996, by and between the Company and U.S. Trust Company of California, N.A.
4.3	(13)	Registration Rights Agreement, dated as of June 26, 2002, by and between the Company and U. S. Trust Company N.A.
4.4	(7)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(13)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.
4.6	(16)	Registration Rights Agreement, dated as of October 3, 2003, by and between the Company and each B. Riley Investor.
10.1*	(5)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. (“1989 Plan”).
10.2*	(4)	Amendment No. 1 to 1989 Plan.
10.3*	(4)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4*	(4)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5*	(22)	Magnetek, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan.
10.6*	(3)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.7*	(22)	Amended and Restated 1999 Stock Incentive Plan of Magnetek, Inc. (the “1999 Plan”)
10.8*	(22)	Amended and Restated 2000 Employee Stock Plan of Magnetek, Inc. (the “2000 Plan”).
10.9*	(6)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.10*	(27)	Magnetek, Inc. Amended and Restated Director and Officer Compensation and Deferral Investment Plan.
10.11*	(8)	Non-Qualified Stock Option Agreement, dated as of January 27, 1997, by and between the Company and David P. Reiland.
10.12*	(9)	Change of Control Agreement, dated as of October 20, 1998, by and between David P. Reiland and the Company.
10.13*	(11)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.14*	(13)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.15*	(22)	Amended Form of Change of Control Agreement for named executive officers David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2008.
10.16*	(23)	Amended Form of Change of Control Agreement for named executive officers David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2009.
10.17	(10)	Tax Agreement, dated as of February 12, 1986, by and between the Company and Farley Northwest Industries, Inc.
10.18	(14)	Contract, dated as of July 10, 2003, for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.19	(15)	Joinder Agreement, dated as of April 23, 2004, by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
10.20	(18)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.21*	(19)	Incentive Bonus Agreement, dated as of January 5, 2007, by and between the Company and David P. Reiland.
10.22	(20)	Settlement Agreement and Release, dated as of May 1, 2007, by and between the Company and Samsung Electro-Mechanics Co.
10.23	(21)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.24	(12)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.25	(2)	Industrial Building Lease dated as of November 26, 2006, and Amendment of Industrial Building Lease dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.26	(24)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.

Index

Exhibit No.	Note	Description of Exhibit
10.27	(25)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.28	(26)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.29*	(30)	Transition, Separation and Complete Release Agreement by and between the Company and David P. Reiland dated as of February 5, 2009.
10.30*	(28)	Form of Retention Agreement for named executive officers Ryan D. Gile and Scott S. Cramer.
10.31	(29)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.32*	(30)	Advisory Services Agreement by and between the Company and David A. Bloss, Sr. dated as of December 15, 2008.
10.33*	(31)	Amendment to Advisory Services Agreement by and between the Company and David A. Bloss, Sr., dated as of August 28, 2009.
10.34	(32)	Transition, Separation and Complete Release Agreement by and between the Company and Jolene A. Shellman, dated as of March 2, 2010.
10.35*	(33)	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).
10.36*	(4)	Management Incentive Stock Compensation Plan.
10.37*	(30)	Amended Form of Restricted Stock Agreement Pursuant to Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc.
10.38*	(34)	Form of Restricted Stock Award Agreement Pursuant to 2004 Plan.
10.39*	**	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
21.1	**	Subsidiaries of the Registrant as of June 29, 2008.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement
**	Filed with this Form 10-K.
(1)	Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.
(2)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(3)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1991, and incorporated herein by this reference.
(4)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1996, and incorporated herein by this reference.
(5)	Previously filed with Form 10-Q for quarter ended December 31, 1994, and incorporated herein by this reference.
(6)	Previously filed with Form 10-Q/A for quarter ended September 30, 1999, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed May 12, 2003, and incorporated herein by this reference.
(8)	Previously filed with Form 10-Q for quarter ended March 31, 1997, and incorporated herein by this reference.
(9)	Previously filed with Form 10-Q for quarter ended December 31, 1998, and incorporated herein by this reference
(10)	Previously filed with Amendment No. 1 to Registration Statement of Form S-1 filed on February 14, 1986, Commission File No. 002-97500, and incorporated herein by this reference.
(11)	Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.
(12)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference
(13)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(14)	Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.
(15)	Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K dated October 21, 2003, and incorporated herein by this reference.
(18)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(19)	Previously filed with Form 8-K filed January 11, 2007, and incorporated herein by this reference.
(20)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(21)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(22)	Previously filed with Form 10-Q for quarter ended December 30, 2007, and incorporated herein by this reference.
(23)	Previously filed with Form 8-K filed August 8, 2008, and incorporated herein by this reference.
(24)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(25)	Previously filed with Form 8-K filed February 2, 2008, and incorporated herein by this reference.
(26)	Previously filed with Form 8-K filed June 12, 2008, and incorporated herein by this reference.
(27)	Previously filed with Form 8-K filed August 5, 2008, and incorporated herein by this reference.
(28)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(29)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(30)	Previously filed with Form 10-Q for quarter ended December 28, 2008, and incorporated herein by this reference.
(31)	Previously filed with Form 10-Q for quarter ended September 27, 2009, and incorporated herein by this reference.
(32)	Previously filed with Form 8-K filed March 3, 2010, and incorporated herein by this reference.
(33)	Previously filed with Company’s Proxy Statement dated September 6, 2009, for the 2009 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(34)	Previously filed with Form 10-Q for quarter ended December 27, 2009, and incorporated herein by this reference.

Index

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Additionally, in November 2009, Magnetek’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished pursuant to Section 303A.12 of the NYSE Listed Company Manual.  The certification confirmed that Magnetek’s Chief Executive Officer was not aware of any violation by Magnetek of the NYSE’s corporate governance listing standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menomonee Falls, State of Wisconsin, on the 31st day of August, 2010.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	August 31, 2010
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	August 31, 2010
David A. Bloss, Sr.
/s/ YON Y. JORDEN	Director	August 31, 2010
Yon Y. Jorden
/s/ DAVID P. REILAND	Director	August 31 2010
David P. Reiland
/s/ PETER M. MCCORMICK	President and Chief Executive Officer	August 31, 2010
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	August 31, 2010
Marty J. Schwenner	(Principal Financial Officer)
/s/ RYAN D. GILE	Vice President and Controller	August 31, 2010
Ryan D. Gile	(Principal Accounting Officer)

Index

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 29, 2008, JUNE 28, 2009 AND JUNE 27, 2010
(amounts in thousands)

	Balance at	Additions charged	Deductions
	beginning	(recoveries added)	from		Balance at
	of year	to earnings	allowance	Other	end of year
June 29, 2008
Allowance for doubtful accounts	$726	$(36)	$(173)	$-	$517
June 28, 2009
Allowance for doubtful accounts	$517	$(26)	$(208)	$-	$283
June 27, 2010
Allowance for doubtful accounts	$283	$66	$(102)	$2	$249

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of June 27, 2010, and June 28, 2009, and for each of the three years in the period ended June 27, 2010, and have issued our report thereon dated August 31, 2010 (included elsewhere in this Annual Report on Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin

August 31, 2010