Form 10-Q
period 2010-10-03
MAGNETEK, INC.
filed 2010-11-12
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 3, 2010

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of November 1, 2010, was 31,255,683 shares.

1.

FISCAL YEAR 2011 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 3, 2010

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

2.

Index

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(14 Weeks)	(13 Weeks)
	October 3,	September 27,
	2010	2009
Net sales	$24,877	$17,834
Cost of sales	17,333	12,212
Gross profit	7,544	5,622

Operating expenses:
Research and development	996	901
Pension expense	1,717	2,052
Selling, general and administrative	3,897	3,959
Income (loss) from operations	934	(1,290)

Non-operating income:
Interest income	(1)	(10)
Income (loss) from continuing operations before income taxes	935	(1,280)

Provision for income taxes	272	231
Income (loss) from continuing operations	663	(1,511)

Loss from discontinued operations, net of tax	(392)	(284)

Net income (loss)	$271	$(1,795)

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$0.02	$(0.05)

Loss from discontinued operations	$(0.01)	$(0.01)

Net income (loss)	$0.01	$(0.06)

Weighted average shares outstanding:
Basic	31,230	30,966
Diluted	31,319	30,966

See accompanying notes

3.

Index

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)

	October 3,	June 27,
ASSETS	2010	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$9,929	$8,244
Restricted cash	262	262
Accounts receivable, net	13,472	16,436
Inventories	12,182	10,285
Prepaid expenses and other current assets	668	480
Total current assets	36,513	35,707

Property, plant and equipment	20,882	20,788
Less: accumulated depreciation	17,221	16,963
Net property, plant and equipment	3,661	3,825

Goodwill	30,466	30,443
Other assets	5,664	6,125
Total Assets	$76,304	$76,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$9,884	$9,887
Accrued liabilities	4,896	4,953
Current portion of long-term debt	2	4
Total current liabilities	14,782	14,844

Pension benefit obligations, net	75,462	77,914
Other long term obligations	1,487	1,461
Deferred income taxes	6,081	5,818

Commitments and contingencies

Stockholders’ deficit
Common stock	313	312
Paid in capital in excess of par value	139,218	138,965
Accumulated deficit	(6,351)	(6,622)
Accumulated other comprehensive loss	(154,688)	(156,592)
Total stockholders' deficit	(21,508)	(23,937)

Total Liabilities and Stockholders' Deficit	$76,304	$76,100

See accompanying notes

4.

Index

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands, unaudited)

	Three Months Ended
		(13 Weeks)
	(14 Weeks)	September 27,
	October 3,	2009
	2010	(restated)
Cash flows from operating activities
Net income (loss)	$271	$(1,795)

Loss from discontinued operations	392	284
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	254	245
Amortization	13	26
Stock based compensation expense	186	175
Pension expense	1,717	2,052
Deferred Income Tax Provision	263	225
Changes in operating assets and liabilities	1,329	1,011
Cash contribution to pension fund	(2,358)	(4,211)
Net cash provided by (used in) operating activities - continuing operations	2,067	(1,988)
Net cash provided by (used in) operating activities - discontinued operations	(368)	(194)
Net cash provided by (used in) operating activities	1,699	(2,182)

Cash flows from investing activities:
Capital expenditures	(80)	(274)
Net cash provided by (used in) investing activities - continuing operations	(80)	(274)
Net cash provided by (used in) investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	(80)	(274)

Cash flow from financing activities:
Proceeds from issuance of common stock	67	73
Principal payments under capital lease obligations	(1)	(4)
Net cash provided by (used in) financing activities - continuing opeations	66	69
Net cash provided by (used in) financing activities - discontinued opeations	-	-
Net cash provided by (used in) financing activities	66	69

Net increase (decrease) in cash	1,685	(2,387)
Cash at the beginning of the period	8,244	18,097
Cash at the end of the period	$9,929	$15,710

See accompanying notes

5.

Index

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2010
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010 filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 3, 2010, and the results of its operations and cash flows for the three month periods ended October 3, 2010 and September 27, 2009. Results for the three-months ended October 3, 2010 are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended October 3, 2010 and September 27, 2009, contained 14 weeks and 13 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restatement of Presentation of Cash Flows

The accompanying condensed consolidated statements of cash flows have been restated for the quarter ended September 27, 2009 to comply with the presentation requirements of Accounting Standards Codification (“ASC”) Topic 230 (formerly Statement of Financial Accounting Standards No. 95), Statement of Cash Flows.

ASC Topic 230 requires that cash flow statements classify cash inflows and outflows as related to operating, investing, or financing activities, and also requires that the presentation of net cash flow subtotals for each of these three activities include cash flows from both continuing and discontinued operations.

In previous filings, the Company presented cash flows related to operating, investing and financing activities from continuing operations separately from cash flows from discontinued operations for each of these three activities.  As a result, our condensed consolidated statements of cash flows in previous filings began with the line item “Net income (loss) from continuing operations.”  This presentation was not in compliance with the requirements of ASC Topic 230, which requires that the condensed consolidated statement of cash flows begin with the line item “Net income (loss).”

The restatement impacts only the Company’s reported subtotal related to net cash provided by or used in operating activities, and had no impact on the Company’s statements of operations, net income or total cash flows for the restated periods, or on the Company’s financial position at the end of the restated periods.

6.

Index

The table below reflects the impact of the restatement on the Company’s net cash provided by or used in operating activities for the quarter ended September 27, 2009:

Consolidated Statements of Cash Flows

For the three months ended (amounts in thousands)	September 27, 2009
	As
	Previously	As
	Reported	Revised
Net cash provided by (used in) operating activities - continuing operations	$(1,988)	$(1,988)
Net cash provided by (used in) operating activities - discontinued operations	-	(194)
Net cash provided by (used in) operating activities	$(1,988)	$(2,182)

Recent Accounting Pronouncements

In February 2010, the SEC approved a work plan regarding convergence of US GAAP with International Financial Reporting Standards (“IFRS”) and the timeline for the preparation of financial statements by U.S. registrants under IFRS. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS no earlier than in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its first quarter ended on October 3, 2010.

2.	Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended
	October 3,	September 27,
	2010	2009
Loss from discontinued operations - telecom power systems	(4)	(27)
Expense related to divested businesses	(388)	(257)
Loss from discontinued operations	$(392)	$(284)

The condensed consolidated balance sheet as of October 3, 2010 includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

7.

Index

3.	Inventories

Inventories consist of the following:

	October 3,	June 27,
	2010	2010
Raw materials and stock parts	$8,100	$6,857
Work-in-process	1,135	1,124
Finished goods	2,947	2,304
	$12,182	$10,285

4.	Commitments and Contingencies

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

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company believes that it has no such liability.  For such claims, the Company is uninsured, contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations.   The Company aggressively seeks dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Litigation—Patent Infringement and Related Proceedings

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Nilssen entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  The Company had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney’s fees.  Under the settlement agreement, Nilssen paid to the Company an amount of $0.75 million as attorney’s fees as well as a nominal amount for costs.  However, if Nilssen files a Rule 60 Motion and is successful such that ULT ceases to be the “prevailing party” and is no longer entitled to attorney’s fees, then the Company is obligated to refund the $0.75 million attorney’s fees settlement amount.  At present, further proceedings are stayed pending the outcome of separate appellate matters.

In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. The Company alleges that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company is seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. On April 5, 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a recent Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal has been taken to the Illinois Appellate Court.  On April 7, 2010, the Company filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.8 million, plus any additional damages as may be warranted by the evidence introduced at trial.  On June 7, 2010, K&E entered a motion in federal court to have the Company’s complaint dismissed as being “time-barred” or filed beyond the applicable two year statute of limitations.  The Company filed its responsive brief on July 15, 2010, arguing, among other things, that the doctrine of equitable tolling applies effectively suspending the running of the statute of limitations.

8.

Index

Litigation—Other
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately $4.9 million USD) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in October 2006. The claims against the Company relate to a change of control agreement and restricted stock grant.  The Company believes the claim is without merit and intends to vigorously defend against it. The Court has postponed the final hearing in the lawsuit until February 2011 due to reassignment of the case to a new judge.

Environmental Matters—General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2011.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2011. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims. The case is in the discovery and motions phase.  Sergy amended its complaint to include additional claims against the Company under the Connecticut Transfer Act. The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against the Company are the obligations of these other parties. In July 2009, the Court granted Gavin’s motion to dismiss him from the lawsuit, and in February 2010, the Court granted FOL’s motion to dismiss it from the lawsuit, and the Company filed an appeal of such rulings. The lawsuit is in the discovery phase, and the trial is scheduled to begin in January 2011. The Company believes the claim is without merit and intends to vigorously defend against it.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional

9.

Index

information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP. The Company has recorded a liability of $0.5 million related to the Bridgeport facility, representing the Company’s best estimate of future site investigation costs and remediation costs which are expected to be incurred during the next three fiscal years. The liability is included in accrued liabilities in the condensed consolidated balance sheet as of October 3, 2010.

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

5.	Comprehensive Income (Loss)

For the three month period ended October 3, 2010 and September 27, 2009, comprehensive income (loss) consisted of the following:

	Three Months Ended
	October 3,	September 27,
	2010	2009
Net income (loss)	$271	$(1,795)
Change in unrecognized pension liability	1,810	1,552
Change in currency translation adjustments	94	41
Comprehensive income (loss)	$2,175	$(202)

6.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended October 3, 2010 and September 27, 2009:

	Three Months Ended
	October 3,	September 27,
	2010	2009
Numerator:
Income (loss) from continuing operations	$663	$(1,511)
Loss from discontinued operations	(392)	(284)
Net income (loss)	$271	$(1,795)

Denominator:
Weighted average shares - basic earnings per share	31,230	30,966
Add dilutive effective of stock based compensation	89	-
Weighted average shares - diluted earnings per share	31,319	30,966

Basic and Diluted:
Income (loss) per share from continuing operations	$0.02	$(0.05)
Loss per share from discontinued operations	$(0.01)	$(0.01)
Net income (loss) per share	$0.01	$(0.06)

10.

Index

Outstanding options to purchase 2.4 million shares of common stock for the three months ended September 27, 2009 have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.	Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended October 3, 2010 and September 27, 2009, are as follows:

	Three Months Ended
	October 3,	September 27,
	2010	2009
Balance, beginning of fiscal year	$591	$281
Changes in product warranties charged to earnings	71	110
Use of reserve for warranty obligations	(91)	(118)
Balance, end of period	$571	$273

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

11.

Index

8.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended October 3, 2010 and September 27, 2009, follows:

	Three Months Ended
	October 3,	September 27,
	2010	2009
Interest cost	$2,559	$2,705
Expected return on plan assets	(2,652)	(2,205)
Recognized net actuarial losses	1,810	1,552

Total net pension expense	$1,717	$2,052

Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $10.0 million during the remainder of fiscal year 2011.

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

The Company’s provision for income taxes for each of the three-month periods ended October 3, 2010 and September 27, 2009, includes $262 and $225 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

10.	Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which includes the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants that require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility were originally collateralized by the Company’s accounts receivable and inventory.

In December 2008, the Company and Associated Bank entered into a first amendment to the revolving facility, the primary purpose of which was to extend the maturity date of the revolving facility to November 2010.  In February 2010, the Company and Associated Bank entered into a second amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2010, (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2010, June 30, 2010 and September 30, 2010; (iii) reduce the commitment amount of Associated Bank from $10.0 million to $7.5 million; (iv) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2010; and (v) broaden the security interest of Associated Bank to collateralize all assets of the Company.  There were no amounts outstanding on the amended revolving facility as of October 3, 2010.  The Company is currently in compliance with all covenants of the revolving facility, as amended.  The Company intends to renew its revolving credit facility with Associated Bank, which matures in the second quarter of fiscal 2011.

12.

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator and energy delivery applications.  Our systems consist primarily of programmable motion control and power conditioning systems used in the following applications:  overhead cranes and hoists, elevators, coal mining equipment; and renewable energy applications.  We believe that with our technical and productive resources, application expertise, broad product offerings and sales channel capabilities, we are well positioned to respond to increasing demand in our served markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

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

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators used primarily in retrofit projects.  We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for both AC and DC applications, expanding the breadth of our product offerings to include competitive low-end products for lower performance AC applications, and using our new product offerings to expand geographically.

Our product offerings for energy delivery applications include power inverters for renewable energy applications, including wind turbines, which deliver AC power to the utility grid from generators inside wind turbines.  Renewable energy markets have grown rapidly in North America over the past several years as both wind and solar power have become increasingly competitive from a cost standpoint with more traditional methods of power generation, and as governmental entities enact renewable energy portfolio standards.  The credit crisis and economic recession had a worldwide impact on solar and wind projects throughout much of calendar 2009 as these markets are heavily dependent on availability of financing over extended periods of time.  More recently, renewable energy projects are increasingly gaining financing and many end markets are showing signs of recovery.  We continue to believe our product offerings have us well positioned to take advantage of growth in renewable energy markets as credit conditions continue to improve and as capital to fund projects becomes more readily available.

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 10% on a year-over year basis, to achieve 30% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our operations and meet our obligations.

The global economic recession resulted in a U.S. industrial slowdown and decline in capital spending, which began to negatively impact our business during the second half of fiscal 2009 and continued to impact us throughout much of fiscal 2010.  Demand for material handling product offerings is influenced by cyclical forces in the industrial marketplace, and during fiscal 2010, we experienced softening demand in certain of our served markets, principally in the automotive and primary metals industries.   As a result, our sales decreased 18% in fiscal 2010 from fiscal 2009 levels.  However, over the past two fiscal quarters, we have seen indicators of improvements in certain of our served markets, including material handling markets, our largest served market.  Accordingly, we believe our sales and operating results will continue to improve at a measured pace during fiscal 2011 as U.S. manufacturing capacity utilization rates continue to increase.  The anticipated improvement in our future operating performance is supported by $24.9 million of incoming orders received (“bookings”) during the first quarter of fiscal 2011 (ended October 3, 2010), an increase of 32% from bookings of $18.8 million in the prior year first quarter.  In addition, bookings of product for material handling applications were $16.1 million in the first quarter of fiscal 2011, an increase of 26% over the prior year first quarter bookings.  We entered the second quarter of fiscal 2011 with a total backlog of $22.8 million, an increase of 112% from our backlog entering the second quarter one year ago.

13.

Index

First quarter fiscal 2011 sales were $24.9 million, a nearly 40% increase over prior year first quarter sales of $17.8 million, as we experienced year-over-year sales growth in each of our major served markets.  Fiscal 2011 first quarter gross profit increased to $7.5 million, or 30.3% of sales, compared to $5.6 million, or 31.5% of sales in the first quarter of fiscal 2010.  We reported a pre-tax income from operations of $0.9 million in the first quarter of fiscal 2011 compared to a prior year pre-tax loss from operations of $1.3 million, due mainly to higher sales volume and lower pension expense, which decreased by $0.3 million to $1.7 million in fiscal 2011 from fiscal 2010 levels.  In addition, our cash balances increased by $1.7 million during the first quarter of fiscal 2011 to nearly $10 million, even after contributing $2.4 million to our defined benefit pension plan.  In summary, the majority of our key indicators, including order rates, sales levels, profit margins and cash flow, improved significantly over the levels of one year ago.

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

We intend to focus our development and marketing efforts on internal sales growth opportunities across all product lines, with an emphasis on development and enhancement of energy efficient power control products and systems, and also plan to tightly control our operating expenses.  Our pension expense is expected to decrease to $6.5 million in fiscal 2011 from $8.2 million in fiscal 2010, mainly due to positive returns on plan assets experienced during fiscal 2010.

Our current outlook projects a 15% to 20% sales increase in fiscal 2011 as compared to fiscal 2010, and we are currently projecting fiscal 2011 gross margins to be near our stated goal of 30% of sales.  Total operating expenses are expected to remain relatively flat compared to fiscal 2010 total operating expenses of $26.4 million.  Our current projections reflect the previously discussed reduction in pension expense, which is expected to be offset by higher selling expenses, increased spending on research and development, and increased incentive compensation provisions.  While we currently expect to report income from continuing operations for fiscal 2011, this is dependent mainly on achieving our sales growth objectives during fiscal 2011.  While we believe overall economic conditions are improving and the U.S. economic recovery is continuing at a deliberate pace, given the nearly unprecedented economic circumstances we’ve faced over the past year, it is very difficult to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve.

Discontinued Operations

Certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses have historically included certain expenses for environmental matters, asbestos claims and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements that we entered into when we divested those businesses.

Going forward, our results of discontinued operations may include additional costs incurred related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our telecom power systems (“TPS”) business, which was divested in September 2008, and our power electronics business, which was divested in October 2006.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

14.

Index

Results of Operations - Three Months Ended October 3, 2010 and September 27, 2009

Net Sales and Gross Profit

Net sales for the three months ended October 3, 2010, were $24.9 million, an increase of nearly 40% from the three months ended September 27, 2009, sales of $17.8 million.  The increase in sales was primarily due to higher sales volumes in our energy systems product line as a result of increased orders and delivery of wind inverters as well as an additional week in the current quarter.  Net sales by product line were as follows, in millions:

	Three Months Ended
	October 3, 2010		September 27, 2009
Material handling	$12.9	52%	$10.9	61%
Elevator motion control	5.4	22%	5.0	28%
Energy systems	6.6	26%	1.9	11%
Total net sales	$24.9	100%	$17.8	100%

Gross profit for the three months ended October 3, 2010, was $7.5 million, or 30.3% of sales, versus $5.6 million, or 31.5% of sales, for the three months ended September 27, 2009.  The decrease in gross profit as a percentage of sales for the three months ended October 3, 2010, as compared to the three months ended September 27, 2009, was due to increased sales of lower margin wind inverters relative to higher margin material handling products.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.0 million, or 4.0% of sales, for the three months ended October 3, 2010, comparable to R&D expense of $0.9 million, or 5.1% of sales, for the three months ended September 27, 2009.

Pension expense was $1.7 million and $2.1 million for the three months ended October 3, 2010 and September 27, 2009, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to lower interest costs and positive returns on plan assets experienced during fiscal 2010.

Selling, general and administrative (“SG&A”) expense was $3.9 million (15.7% of sales) for the three months ended October 3, 2010, versus $4.0 million (22.2% of sales) for the three months ended September 27, 2009.  Selling expenses in the three months ended October 3, 2010, increased to $2.1 million from $2.0 million in the three months ended September 27, 2009, due to higher volume-related commissions.  General and administrative (“G&A”) expense decreased to $1.8 million for the three months ended October 3, 2010, from $2.0 million for the three months ended September 27, 2009, mainly due to lower legal fees and currency exchange losses.

Income (Loss) from Operations

Our income from operations for the three months ended October 3, 2010, was $0.9 million compared to loss from operations of $1.3 million for the three months ended September 27, 2009.  The increase in income from operations for the three months ended October 3, 2010, as compared to the three months ended September 27, 2009, was mainly due to higher sales volumes and lower pension expense in the three months ended October 3, 2010.

Interest Income

Interest income was negligible for the three months ended October 3, 2010 and September 27, 2009.

Provision for Income Taxes

We recorded an income tax provision of $0.3 million and $0.2 million for the three months ended October 3, 2010 and September 27, 2009 respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.3 million and $0.2 million respectively related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $0.7 million for the three months ended October 3, 2010, or a $0.02 income per share on both a basic and diluted basis, compared to a loss from continuing operations of $1.5 million for the three months ended September 27, 2009, or $0.05 loss per share on both basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended October 3, 2010, of $0.4 million, or a $0.01 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.3 million, or a $0.01

15.

Index

loss per share on both a basic and diluted basis, for the three months ended September 27, 2009.  The loss from discontinued operations in the three months ended October 3, 2010, includes expenses of $0.4 million related to previously divested businesses.  The loss from discontinued operations in the three months ended September 27, 2009 includes a loss of $0.3 million related to previously divested businesses.

Net Income (Loss)

Our net income was $0.3 million in the three months ended October 3, 2010, or a $0.01 income per share, basic and diluted, compared to a net loss of $1.8 million in the three months ended September 27, 2009, or $0.06 per share on a basic and diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased $1.7 million during the first quarter of fiscal 2011, from $8.2 million at June 27, 2010, to $9.9 million at October 3, 2010.  Restricted cash balances remained unchanged during the quarter at $0.3 million.   The primary sources of cash during the first quarter of fiscal 2011 were income from continuing operating activities of $3.1 million (net income from continuing operations adjusted to add back non-cash depreciation, amortization, pension, stock compensation and deferred income  tax provisions) and cash from net reductions in operating assets and liabilities of $1.3 million.  Accounts receivable decreased during the first quarter of fiscal 2011 by $3.0 million due to a reduction in days’ sales outstanding from 61 days at June 2010 to 49 days at September 2010.  Inventory increased during the first quarter of fiscal 2011 by $1.9 million, to meet expected increased usage based on our current order backlog. There was no significant change in accounts payable and other accrued liabilities balances during the first quarter of fiscal 2011.

The primary uses of cash in the first quarter of fiscal 2011 were $2.4 million in contributions to our defined benefit pension plan, $0.4 million of disbursements related to previously divested businesses and $0.1 million for capital expenditures.  While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2011 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the revolving facility with Associated Bank, the primary purpose of which was to extend the maturity date of the revolving facility to November 1, 2010.  On February 19, 2010, we entered into a second amendment to the revolving credit facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the Credit Agreement to December 15, 2010; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2010, June 30, 2010 and September 30, 2010; (iii) reduce the commitment amount of Associated Bank from $10.0 million to $7.5 million; (iv) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2010; and (v) broaden the security interest of Associated Bank to include all assets of the Company.  There were no amounts outstanding under the revolving facility as of October 3, 2010.  We are currently in compliance with all covenants of the second amendment to the revolving credit facility.  The Company intends to renew its revolving credit facility with Associated Bank, which matures in the second quarter of fiscal 2011.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $30.1 million from April 2008 through September 2010, funded by cash generated from operations and existing cash on hand.  Under funding regulations, current actuarial projections indicate that we will be required to make contributions to the plan aggregating approximately $12.0 million in fiscal 2011.  Required contributions beyond fiscal 2011 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

16.

Index

Based upon current plans and business conditions, we believe that current cash balances and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, required pension plan contributions and other commitments over the next 12 months.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 27, 2010, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading  “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at October 3, 2010 or September 27, 2009.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of October 3, 2010; and (ii) no change in internal control over financial reporting occurred during the quarter ended October 3, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, which is

17.

Index

incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.  Except as noted below, we believe that there has been no material developments with respect to these matters during the fiscal quarter ended October 3, 2010.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our fiscal quarter ended October 3, 2010.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

Item 6 - Exhibits

(a)	Index to Exhibits
	10.1	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. November 5, 2009. **
	10.2	Form of Non-Qualified Stock Option Agreement Performance Based Pursuant to Second Amended and Restated 2004 Stock Incentive Plan *
	10.3	Form of Non-Qualified Stock Option Agreement Retention Based Pursuant to Second Amended and Restated 2004 Stock Incentive Plan *
	10.4	Form of Restricted Stock Award Agreement Performance Based Pursuant to Second Amended and Restated 2004 Stock Incentive Plan *
	10.5	Form of Restricted Stock Award Agreement Retention Based Pursuant to Second Amended and Restated 2004 Stock Incentive Plan *
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	*	Filed with this Report on Form 10-Q.
	**	Previously filed with the Company’s Proxy Statement dated September 16, 2009 for the 2009 Annual Meeting of the Shareholders and incorporated herein by this reference.

18.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: November 12, 2010	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: November 12, 2010	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)