Form 10-Q
period 2011-01-02
MAGNETEK, INC.
filed 2011-02-09
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 2, 2011

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of February 1, 2011, was 31,311,609 shares.

FISCAL YEAR 2011 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 2, 201

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	January 2,	December 27,
	2011	2009
Net sales	$26,066	$19,232
Cost of sales	17,596	13,354
Gross profit	8,470	5,878

Operating expenses:
Research and development	1,073	995
Pension expense	1,594	2,051
Selling, general and administrative	4,411	3,588
Income (loss) from operations	1,392	(756)

Non-operating income:
Interest income	-	(6)
Income (loss) from continuing operations before income taxes	1,392	(750)

Provision for income taxes	15	130
Income (loss) from continuing operations	1,377	(880)

Loss from discontinued operations, net of tax	(141)	(345)

Net income (loss)	$1,236	$(1,225)

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$0.04	$(0.03)

Loss from discontinued operations	$(0.00)	$(0.01)

Net income (loss)	$0.04	$(0.04)

Weighted average shares outstanding:
Basic	31,284	31,010
Diluted	31,558	31,010

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(27 Weeks)	(26 Weeks)
	January 2,	December 27,
	2011	2009
Net sales	$50,943	$37,066
Cost of sales	34,929	25,566
Gross profit	16,014	11,500

Operating expenses:
Research and development	2,069	1,896
Pension expense	3,311	4,103
Selling, general and administrative	8,308	7,547
Income (loss) from operations	2,326	(2,046)

Non-operating income:
Interest income	(1)	(16)
Income (loss) from continuing operations before income taxes	2,327	(2,030)

Provision for income taxes	287	361
Income (loss) from continuing operations	2,040	(2,391)

Loss from discontinued operations, net of tax	(533)	(629)

Net income (loss)	$1,507	$(3,020)

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$0.07	$(0.08)

Loss from discontinued operations	$(0.02)	$(0.02)

Net income (loss)	$0.05	$(0.10)

Weighted average shares outstanding:
Basic	31,271	30,985
Diluted	31,513	30,985

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)

	January 2,	June 27,
ASSETS	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,579	$8,244
Restricted cash	262	262
Accounts receivable, net	15,849	16,436
Inventories	14,695	10,285
Prepaid expenses and other current assets	730	480
Total current assets	38,115	35,707

Property, plant and equipment	20,976	20,788
Less: accumulated depreciation	17,422	16,963
Net property, plant and equipment	3,554	3,825

Goodwill	30,485	30,443
Other assets	5,472	6,125
Total Assets	$77,626	$76,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$10,558	$9,887
Accrued liabilities	5,428	4,953
Current portion of long-term debt	3	4
Total current liabilities	15,989	14,844

Pension benefit obligations, net	72,345	77,914
Long term debt, net of current portion	6	-
Other long term obligations	1,322	1,461
Deferred income taxes	6,311	5,818

Commitments and contingencies

Stockholders’ deficit
Common stock	313	312
Paid in capital in excess of par value	139,447	138,965
Accumulated deficit	(5,115)	(6,622)
Accumulated other comprehensive loss	(152,992)	(156,592)
Total stockholders' deficit	(18,347)	(23,937)

Total Liabilities and Stockholders' Deficit	$77,626	$76,100

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands, unaudited)

	Six Months Ended
		(26 Weeks)
	(27 Weeks)	December 27,
	January 2,	2009
	2011	(restated)
Cash flows from operating activities
Net income (loss)	$1,507	$(3,020)

Loss from discontinued operations	533	629
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	439	515
Amortization	27	26
Stock based compensation expense	341	314
Pension expense	3,311	4,103
Deferred income tax provision	493	459
Changes in operating assets and liabilities	(2,075)	3,519
Cash contribution to pension fund	(5,388)	(6,859)
Net cash provided by (used in) operating activities - continuing operations	(812)	(314)
Net cash provided by (used in) operating activities - discontinued operations	(838)	(738)
Net cash provided by (used in) operating activities	(1,650)	(1,052)

Cash flows from investing activities:
Capital expenditures	(155)	(693)
Net cash provided by (used in) investing activities - continuing operations	(155)	(693)
Net cash provided by (used in) investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	(155)	(693)

Cash flow from financing activities:
Proceeds from issuance of common stock	143	138
Principal payments under capital lease obligations	(3)	(7)
Net cash provided by (used in) financing activities - continuing opeations	140	131
Net cash provided by (used in) financing activities - discontinued opeations	-	-
Net cash provided by (used in) financing activities	140	131

Net increase (decrease) in cash	(1,665)	(1,614)
Cash at the beginning of the period	8,244	18,097
Cash at the end of the period	$6,579	$16,483

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2011
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010 filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 2, 2011, and the results of its operations and cash flows for the three- and six-month periods ended January 2, 2011, and December 27, 2009. Results for the six-months ended January 2, 2011, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The six-month periods ended January 2, 2011 and December 27, 2009, contained 27 weeks and 26 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restatement of Presentation of Cash Flows

The accompanying condensed consolidated statements of cash flows have been restated for the six months ended December 27, 2009, to comply with the presentation requirements of Accounting Standards Codification (“ASC”) Topic 230 (formerly Statement of Financial Accounting Standards No. 95), Statement of Cash Flows.

ASC Topic 230 requires that cash flow statements classify cash inflows and outflows as related to operating, investing, or financing activities, and also requires that the presentation of net cash flow subtotals for each of these three activities include cash flows from both continuing and discontinued operations.

In previous filings, the Company presented cash flows related to operating, investing and financing activities from continuing operations separately from cash flows from discontinued operations for each of these three activities.  As a result, our condensed consolidated statements of cash flows in previous filings began with the line item “Net income (loss) from continuing operations.”  This presentation was not in compliance with the requirements of ASC Topic 230, which requires that the consolidated statement of cash flows begin with the line item “Net income (loss).”

The restatement impacts only the Company’s reported subtotal related to net cash provided by or used in operating activities, and had no impact on the Company’s statements of operations, net income or total cash flows for the restated periods, or on the Company’s financial position at the end of the restated periods.

The table below reflects the impact of the restatement on the Company’s net cash provided by or used in operating activities for the six months ended December 27, 2009:

Consolidated Statements of Cash Flows

For the six months ended (amounts in thousands)	December 29, 2009
	As
	Previously	As
	Reported	Revised
Net cash provided by (used in) operating activities - continuing operations	$(314)	$(314)
Net cash provided by (used in) operating activities - discontinued operations	-	(738)
Net cash provided by (used in) operating activities	$(314)	$(1,052)

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

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its second fiscal quarter ended on January 2, 2011.

2.           Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  The results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2011	2009	2011	2009
Loss from discontinued operations - telecom power systems	(3)	(1)	(7)	(28)
Expense related to divested businesses	(138)	(344)	(526)	(601)
Loss from discontinued operations	$(141)	$(345)	$(533)	$(629)

The condensed consolidated balance sheet as of January 2, 2011, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.           Inventories

Inventories consist of the following:

	January 2,	June 27,
	2011	2010
Raw materials and stock parts	$9,524	$6,858
Work-in-process	1,338	1,124
Finished goods	3,833	2,303
	$14,695	$10,285

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

In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. The Company alleges that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company is seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. On April 5, 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a then recent Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal has been taken to the Illinois Appellate Court.  On April 7, 2010, the Company filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.8 million, plus any additional damages as may be warranted by the evidence introduced at trial.  On June 7, 2010, K&E entered a motion in federal court to have the Company’s complaint dismissed as being “time-barred” or filed beyond the applicable two year statute of limitations.  The Company filed its responsive brief on July 15, 2010, arguing, among other things, that the doctrine of equitable tolling applies effectively suspending the running of the statute of limitations.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.8 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in October 2006. The claims against the Company relate to a change of control agreement and restricted stock grant.  The Company believes the claim is without merit and intends to vigorously defend against it.

In October 2010, the Company received a request for indemnification from Power-One, Inc. (“Power-One”) for an Italian tax matter arising out of the sale of the Company’s power electronic group to Power-One in September 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.5 million) for the alleged failure of the Power-One China Subsidiary to timely file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy, in January 2011.  The Company believes the Italian tax claim is without merit and intends to vigorously defend against it.

Environmental Matters—General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first six months of fiscal year 2011.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal year 2011. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims.  Sergy amended its complaint to include additional claims against the Company under the Connecticut Transfer Act. The Company’s request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against the Company are the obligations of these other parties. In July 2009, the Court granted Gavin’s motion to dismiss him from the lawsuit, and in February 2010, the Court granted FOL’s motion to dismiss it from the lawsuit, and the Company filed an appeal of such rulings. In January 2011, Sergy and the Company reached an agreement in principle to resolve the lawsuit, including a payment by the Company to Sergy in the amount of $85 thousand.  The Settlement is contingent upon reducing the agreed terms to writing and obtaining certain approvals to support ongoing groundwater remedial measures.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.5 million related to the Bridgeport facility, representing the Company’s best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the condensed consolidated balance sheet as of January 2, 2011.

In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and the Company, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and currently operated by the Company on a voluntary basis. Although a stipulation was entered into by the Company and Sergy relating to the start-up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court.  In July 2009, the Court denied the Company’s motion to join Gavin and FOL in the CTCEP lawsuit and also denied the motion to consolidate the Sergy and CTCEP actions. The lawsuit against the Company was settled with the CTCEP by means of a stipulation for judgment in compromise and settlement which was approved by the Court in November 2010.  The stipulation, which included the Company paying the CTCEP $5 thousand, resolves all liability for past activities and requires the Company to conduct limited additional investigation pursuant to an approved work plan.

FOL’s inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or in the event a final settlement cannot be achieved and an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.           Comprehensive Income
For the three- and six-month periods ended January 2, 2011, and December 27, 2009, comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2011	2009	2011	2009
Net income (loss)	$1,236	$(1,225)	$1,507	$(3,020)
Change in unrecognized pension liability	1,681	1,553	3,491	3,105
Change in currency translation adjustments	15	46	109	87
Comprehensive income	$2,932	$374	$5,107	$172

6.           Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-months ended January 2, 2011, and December 27, 2009:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2011	2009	2011	2009
Numerator:
Income (loss) from continuing operations	$1,377	$(880)	$2,040	$(2,391)
Loss from discontinued operations	(141)	(345)	(533)	(629)
Net income (loss)	$1,236	$(1,225)	$1,507	$(3,020)

Denominator:
Weighted average shares - basic earnings per share	31,284	31,010	31,271	30,985
Add dilutive effective of stock based compensation	274	-	242	-
Weighted average shares - diluted earnings per share	31,558	31,010	31,513	30,985

Basic and Diluted:
Income (loss) per share from continuing operations	$0.04	$(0.03)	$0.07	$(0.08)
Loss per share from discontinued operations	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Net income (loss) per share	$0.04	$(0.04)	$0.05	$(0.10)

Outstanding options to purchase 2.4 million shares of common stock for the six months ended December 28, 2009, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.           Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended January 2, 2011, and December 27, 2009, are as follows:

	Six Months Ended
	January 2,	December 27,
	2011	2009
Balance, beginning of fiscal year	$545	$281
Changes in product warranties charged to earnings	112	209
Use of reserve for warranty obligations	(150)	(228)
Balance, end of period	$507	$262

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                            Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and six-month periods ended January 2, 2011, and December 27, 2009, follows:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2011	2009	2011	2009
Interest cost	$2,376	$2,705	$4,935	$5,410
Expected return on plan assets	(2,463)	(2,207)	(5,115)	(4,412)
Recognized net actuarial losses	1,681	1,553	3,491	3,105

Total net pension expense	$1,594	$2,051	$3,311	$4,103

Under current funding regulations, actuarial projections indicate that the Company will be required to make contributions to the defined benefit pension plan of approximately $6.4 million during the remainder of fiscal year 2011.

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

The Company’s provision for income taxes for each of the three-month periods ended January 2, 2011, and December 27, 2009, includes $230 and $234 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The provision for income taxes for the six-month periods ended January 2, 2011, and December 27, 2009 includes $493 and $459 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill. The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

In December 2010, the Company and Associated Bank entered into a third amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2011; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011; and (iii) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2011.  The commitment amount of Associated Bank remained at $7.5 million under the third amendment to the revolving facility.  There were no amounts outstanding on the amended revolving facility as of January 2, 2011.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

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

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators primarily for retrofit and modernization projects.  We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for both AC and DC applications, expanding the breadth of our product offerings to include competitive products for lower performance AC applications, and using our new product offerings to expand geographically.

Our product offerings for energy delivery applications include power inverters for renewable energy applications, including wind turbines, which deliver AC power to the utility grid from generators inside wind turbines.  Renewable energy markets have grown rapidly in North America over the past several years as both wind and solar power have become increasingly competitive from a cost standpoint with more traditional methods of power generation, and as state governments enact renewable energy portfolio standards.  The credit crisis and economic recession had a worldwide impact on solar and wind projects throughout much of calendar 2009, as these markets are heavily dependent on availability of financing over extended periods of time.  More recently, renewable energy projects are increasingly gaining financing and many renewable energy end markets have shown signs of recovery.  However, the cost of traditional forms of energy, such as natural gas and coal, will likely continue to impact future demand in renewable energy markets.  We believe our product offerings have us well positioned to take advantage of growth in renewable energy markets as credit conditions continue to improve and as the cost of traditional forms of energy generation increases along with sustained growth in overall economic activity.

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

The global economic recession resulted in a U.S. industrial slowdown and decline in capital spending, which began to negatively impact our business during the second half of fiscal 2009 and continued to impact us throughout much of fiscal 2010.  Demand for material handling product offerings is influenced by cyclical forces in the industrial marketplace, and during fiscal 2010, we experienced softening demand in certain of our served markets, principally in the automotive and primary metals industries.   However, through the first six months of fiscal 2011, we have experienced improving conditions and increasing demand in most of our major served markets, both in industrial markets and renewable energy markets.  Accordingly, both our sales and operating results have improved significantly over prior year levels, and we believe our business will continue to improve at a measured pace during fiscal 2011 as U.S. manufacturing capacity utilization rates continue to increase.

Second quarter fiscal 2011 sales were $26.1 million, a 36% increase over prior year second quarter sales of $19.2 million, as we experienced year-over-year sales growth in each of our major served markets.  Fiscal 2011 second quarter gross profit increased to $8.5 million, or 32.5% of sales, compared to $5.9 million, or 30.6% of sales in the second quarter of fiscal 2010.  We reported a pre-tax income from operations of $1.4 million in the second quarter of fiscal 2011 compared to a prior year pre-tax loss from operations of $0.8 million, due mainly to higher sales volume and lower pension expense, which decreased by $0.5 million to $1.6 million in the second quarter fiscal 2011 from second quarter fiscal 2010 levels.  In summary, the majority of our key indicators, including order rates, sales levels, and profit margins, improved significantly over the levels of one year ago.

We currently anticipate continued improvement in our future operating performance, supported by recent healthy levels of incoming orders received (“bookings”) as well as backlog amounts.  Bookings during the second quarter of fiscal 2011 (ended January 2, 2011) were $25.4 million, which represented a 2.1% increase from bookings of $24.8 million in the first quarter of fiscal 2011, and included bookings for material handling products of $14.4 million.  We entered the third quarter of fiscal 2011 with a total backlog of $22.4 million and, in the first week of our third quarter, we received additional wind inverter orders valued at more than $6 million, increasing our backlog in mid-January 2011 to more than $28 million.

We believe that future sustained profitability is largely dependent upon increased sales revenue and continued improvement in gross margins.  Our past sales growth has been, and we believe future sales growth will continue to be, dependent on strong demand for material handling products, our customers’ ability to obtain financing and willingness to invest in the current economic environment, successful introduction and increasing acceptance of new products, and a continuing recovery in renewable energy markets.  In the event the U.S. manufacturing recovery continues throughout calendar year 2011, sales of our material handling products should continue to increase, which should result in increases in our gross profit and income from operations.  In addition, a further increase in the valuation of our pension plan assets or increases in interest rates, primarily related to long-term high-quality corporate bond rates, would favorably impact our periodic pension expense and required pension contributions in future periods.

Additional improvement in gross margins is mainly dependent upon favorable economic conditions, continued acceptance of recently introduced product offerings by the marketplace, and ongoing successful cost reduction actions related to recently introduced product offerings.  We intend to focus our development and marketing efforts on organic sales growth opportunities across all product lines, and also plan to continue to tightly control our operating expenses.

Our current outlook projects a 25% to 30% sales increase in fiscal 2011 as compared to fiscal 2010, and we are currently projecting fiscal 2011 gross margins to exceed our stated goal of 30% of sales.  Total operating expenses are expected to increase slightly compared to fiscal 2010 total operating expenses of $26.4 million.  Our pension expense is expected to decrease to $6.5 million in fiscal 2011 from $8.2 million in fiscal 2010, mainly due to positive returns on plan assets experienced during fiscal 2010.  The favorable impact of lower pension expense is expected to be offset by higher selling expenses, increased spending on research and development, and increased incentive compensation provisions.  While we currently expect to report income from operations of 5% to 6% of sales for fiscal 2011, this is dependent mainly on achieving our sales growth objectives during fiscal 2011.  We believe overall economic conditions are improving and the U.S. economic recovery is continuing at an accelerating pace, however, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve.

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

Results of Operations - Three Months Ended January 2, 2011, and December 27, 2009

Net Sales and Gross Profit

Net sales for the three months ended January 2, 2011, were $26.1 million, an increase of nearly 36% from the three months ended December 27, 2009, sales of $19.2 million.  The increase in sales was primarily due to higher sales volumes in our material handling and energy systems product lines, primarily increase sales of wind inverters.  Net sales by product line were as follows, in millions:

	Three Months Ended
	January 2, 2011		December 27, 2009
Material handling	$14.7	56%	$12.6	66%
Elevator motion control	5.6	21%	4.3	22%
Energy systems	5.8	23%	2.3	12%
Total net sales	$26.1	100%	$19.2	100%

Gross profit for the three months ended January 2, 2011, was $8.5 million, or 32.5% of sales, versus $5.9 million, or 30.6% of sales, for the three months ended December 27, 2009.  The increase in gross profit as a percentage of sales for the three months ended January 2, 2011, as compared to the three months ended December 27, 2009, was due to increased sales of higher margin material handling products as well as improvement in wind inverter gross margins in fiscal 2011 due to material cost reductions and higher sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.1 million, or 4.1% of sales, for the three months ended January 2, 2011, comparable to R&D expense of $1.0 million, or 5.2% of sales, for the three months ended December 27, 2009.

Pension expense was $1.6 million and $2.1 million for the three months ended January 2, 2011 and December 27, 2009, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to lower interest costs and positive returns on plan assets experienced during fiscal 2010.

Selling, general and administrative (“SG&A”) expense was $4.4 million (16.9% of sales) for the three months ended January 2, 2011, versus $3.6 million (18.7% of sales) for the three months ended December 27, 2009.  Selling expenses in the three months ended January 2, 2011, increased to $2.2 million from $2.1 million in the three months ended December 27, 2009, due to higher volume-related commissions.  General and administrative (“G&A”) expense increased to $2.3 million for the three months ended January 2, 2011, from $1.5 million for the three months ended December 27, 2009, mainly due to higher incentive compensation provisions.

Income (Loss) from Operations

Income from operations for the three months ended January 2, 2011, was $1.4 million compared to loss from operations of $0.8 million for the three months ended December 27, 2009.  The increase in income from operations for the three months ended January 2, 2011, as compared to the three months ended December 27, 2009, was mainly due to higher gross profit earned on sales volume increases in the three months ended January 2, 2011.

Interest Income

Interest income was negligible for the three months ended January 2, 2011 and December 27, 2009.

Provision for Income Taxes

We recorded a negligible income tax provision for the three months ended January 2, 2011, compared to an income tax provision of $0.1 million for the three months ended December 27, 2009.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $1.4 million for the three months ended January 2, 2011, or a $0.04 income per share on both a basic and diluted basis, compared to a loss from continuing operations of $0.9 million for the three months ended December 27, 2009, or $0.03 loss per share on both basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended January 2, 2011, of $0.1 million, or a $0.00 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.3 million, or a $0.01 loss per share on both a basic and diluted basis, for the three months ended December 27, 2009.  The loss from discontinued operations in the three months ended January 2, 2011, and in the three months ended December 27, 2009, is comprised entirely of expenses related to previously divested businesses.

Net Income (Loss)

Our net income was $1.2 million in the three months ended January 2, 2011, or a $0.04 income per share, basic and diluted, compared to a net loss of $1.2 million in the three months ended December 27, 2009, or $0.04 per share on a basic and diluted basis.

Results of Operations - Six Months Ended January 2, 2011, and December 27, 2009

Net Sales and Gross Profit

Net sales for the six months ended January 2, 2011, were $50.9 million, an increase of nearly 37% from the six months ended December 27, 2009, sales of $37.1 million.  The increase in sales was primarily due to higher sales volumes in each of our major product lines.  Net sales by product line were as follows, in millions:

	Six Months Ended
	January 2, 2011		December 27, 2009
Material handling	$27.6	54%	$23.5	63%
Elevator motion control	11.1	22%	9.3	25%
Energy systems	12.2	24%	4.3	12%
Total net sales	$50.9	100%	$37.1	100%

Gross profit for the six months ended January 2, 2011, was $16.0 million, or 31.4% of sales, versus $11.5 million, or 31.0% of sales, for the six months ended December 27, 2009.  The increase in gross profit as a percentage of sales for the six months ended January 2, 2011, as compared to the six months ended December 27, 2009, was due to increased sales of higher margin material handling products as well as improvement in wind inverter gross margins in fiscal 2011 due to material cost reductions and higher sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense was $2.1 million, or 4.1% of sales, for the six months ended January 2, 2011, comparable to R&D expense of $1.9 million, or 5.1% of sales, for the six months ended December 27, 2009.

Pension expense was $3.3 million and $4.1 million for the six months ended January 2, 2011 and December 27, 2009, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to lower interest costs and positive returns on plan assets experienced during fiscal 2010.

SG&A expense was $8.3 million (16.3% of sales) for the six months ended January 2, 2011, versus $7.5 million (20.4% of sales) for the six months ended December 27, 2009.  Selling expenses in the six months ended January 2, 2011, increased to $4.3 million from $4.1 million in the six months ended December 27, 2009, due to higher volume-related commissions.  General and administrative (“G&A”) expense increased to $2.2 million for the three months ended January 2, 2011, from $1.5 million for the three months ended December 27, 2009, mainly due to higher incentive compensation provisions.

Income (Loss) from Operations

Our income from operations for the six months ended January 2, 2011, was $2.3 million compared to loss from operations of $2.1 million for the six months ended December 27, 2009.  The increase in income from operations for the six months ended January 2, 2011, as compared to the six months ended December 27, 2009, was mainly due to higher sales volumes and lower pension expense in the six months ended January 2, 2011.

Interest Income

Interest income was negligible for the six months ended January 2, 2011 and December 27, 2009.

Provision for Income Taxes

We recorded an income tax provision of $0.3 million and $0.4 million for the six months ended January 2, 2011 and December 27, 2009 respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.5 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $2.0 million for the six months ended January 2, 2011, or $0.07 per share, on both a basic and diluted basis, compared to a loss from continuing operations of $2.4 million for the six months ended December 27, 2009, or a $0.08 loss per share on both basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended January 2, 2011, of $0.5 million, or a $0.02 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.6 million, or a $0.02 loss per share on both a basic and diluted basis, for the six months ended December 27, 2009.  The loss from discontinued operations in both periods is comprised entirely of expenses related to previously divested businesses.

Net Income (Loss)

Our net income was $1.5 million in the six months ended January 2, 2011, or $0.05 per share, basic and diluted, compared to a net loss of $3.0 million in the six months ended December 27, 2009, or a $0.10 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance decreased approximately $1.6 million during the first six months of fiscal 2011, from $8.2 million at June 27, 2010, to $6.6 million at January 2, 2011.  Restricted cash balances remained unchanged during the first six months of fiscal 2011 at $0.3 million.   The primary source of cash during the first six months of fiscal 2011 was from adjusted income from continuing operating activities of $6.7 million (net income from continuing operations adjusted to add back non-cash depreciation, amortization, pension, stock compensation and deferred income tax provisions).

The primary uses of cash in the first six months of fiscal 2011 were $5.4 million in contributions to our defined benefit pension plan, net increases in operating assets and liabilities of $2.1 million (mainly changes in inventory, accounts receivable and accounts payable balances), $0.8 million of disbursements related to previously divested businesses and $0.2 million for capital expenditures.  Inventory increased during the first six months of fiscal 2011 by $4.4 million, due to increased lead times for certain raw materials and new product introductions, and to meet expected increased production based on the increased order backlog.  Accounts receivable decreased during the first six months of fiscal 2011 by $0.6 million due to a reduction in days’ sales outstanding from 61 days at June 2010 to 55 days at the end of the second quarter of fiscal 2011, partially offset by higher sale volume.  Accounts payable and other accrued liabilities balances increased by $1.0 million during the first six months of fiscal 2011, again mainly due to higher volume.  In addition, other assets decreased more than $0.6 million, due mainly to a participation payment of $0.5 million related to an annuity contract.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2011 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the revolving facility with Associated Bank, the primary purpose of which was to extend the maturity date of the revolving facility to November 1, 2010.  In February 2010, we entered into a second amendment to the revolving credit facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2010; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2010, June 30, 2010 and September 30, 2010; (iii) reduce the commitment amount of Associated Bank from $10.0 million to $7.5 million; (iv) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2010; and (v) broaden the security interest of Associated Bank to include all assets of the Company.

On December 9, 2010, we entered into a third amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2011; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011; and (iii) establish maximum cash amounts we can contribute to our defined benefit pension plan during calendar year 2011.  The commitment amount of Associated Bank remained at $7.5 million under the third amendment to the revolving facility.  There were no amounts outstanding on the amended revolving facility as of January 2, 2011.  We are currently in compliance with all covenants of the revolving facility, as amended.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $33.1 million from April 2008 through December 2010, funded by cash generated from operations and existing cash on hand.  Under funding regulations, current actuarial projections indicate that we will be required to make contributions to the plan aggregating approximately $12.0 million in fiscal 2011, of which we have contributed $5.4 million as of January 2, 2011.  Required contributions beyond fiscal 2011 could still be significant, and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to the plan.

Based upon current plans and business conditions, we believe that current cash balances, borrowing capacity under our revolving facility and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, required pension plan contributions and other commitments over the next 12 months.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at January 2, 2011, or December 27, 2009.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of January 2, 2011; and (ii) no change in internal control over financial reporting occurred during the quarter ended January 2, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended January 2, 2011.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our fiscal quarter ended January 2, 2011.

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

MAGNETEK, INC.
(Registrant)

Date: February 9, 2011	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: February 9, 2011	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)