Form 10-Q
period 2011-05-09
MAGNETEK, INC.
filed 2011-05-09
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 3, 2011

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of April 30, 2011, was 31,342,915 shares.

FISCAL YEAR 2011 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 3, 2011

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	April 3,	March 28,
	2011	2010
Net sales	$27,831	$19,185
Cost of sales	19,087	13,721
Gross profit	8,744	5,464

Operating expenses:
Research and development	1,117	1,002
Pension expense	1,594	2,052
Selling, general and administrative	4,551	3,576
Income (loss) from operations	1,482	(1,166)

Non-operating income:
Interest income	-	(11)
Income (loss) from continuing operations before income taxes	1,482	(1,155)

Provision for income taxes	241	251
Income (loss) from continuing operations	1,241	(1,406)

Loss from discontinued operations, net of tax	(270)	(207)

Net income (loss)	$971	$(1,613)

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$0.04	$(0.05)

Loss from discontinued operations	$(0.01)	$(0.01)

Net income (loss)	$0.03	$(0.05)

Weighted average shares outstanding:
Basic	31,327	31,098
Diluted	31,858	31,098

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(40 Weeks)	(39 Weeks)
	April 3,	March 28,
	2011	2010
Net sales	$78,774	$56,251
Cost of sales	54,016	39,287
Gross profit	24,758	16,964

Operating expenses:
Research and development	3,186	2,898
Pension expense	4,905	6,155
Selling, general and administrative	12,859	11,123
Income (loss) from operations	3,808	(3,212)

Non-operating income:
Interest income	(1)	(27)
Income (loss) from continuing operations before income taxes	3,809	(3,185)

Provision for income taxes	528	612
Income (loss) from continuing operations	3,281	(3,797)

Loss from discontinued operations, net of tax	(803)	(836)

Net income (loss)	$2,478	$(4,633)

Earnings per common share
Basic and diluted:
Earnings (loss) from continuing operations	$0.10	$(0.12)

Loss from discontinued operations	$(0.03)	$(0.03)

Net income (loss)	$0.08	$(0.15)

Weighted average shares outstanding:
Basic	31,305	31,025
Diluted	31,703	31,025

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)

	April 3,	June 27,
ASSETS	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,802	$8,244
Restricted cash	262	262
Accounts receivable, net	18,617	16,436
Inventories	14,249	10,285
Prepaid expenses and other current assets	574	480
Total current assets	39,504	35,707

Property, plant and equipment	21,263	20,788
Less: accumulated depreciation	17,702	16,963
Net property, plant and equipment	3,561	3,825

Goodwill	30,514	30,443
Other assets	5,461	6,125
Total Assets	$79,040	$76,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$10,864	$9,887
Accrued liabilities	6,450	4,953
Current portion of long-term debt	3	4
Total current liabilities	17,317	14,844

Pension benefit obligations, net	69,228	77,914
Long term debt, net of current portion	5	-
Other long term obligations	1,307	1,461
Deferred income taxes	6,541	5,818

Commitments and contingencies

Stockholders’ deficit
Common stock	313	312
Paid in capital in excess of par value	139,634	138,965
Accumulated deficit	(4,144)	(6,622)
Accumulated other comprehensive loss	(151,161)	(156,592)
Total stockholders' deficit	(15,358)	(23,937)

Total Liabilities and Stockholders' Deficit	$79,040	$76,100

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands, unaudited)

	Nine Months Ended
		(39 Weeks)
	(40 Weeks)	March 28,
	April 3,	2010
	2011	(restated)
Cash flows from operating activities:
Net income (loss)	$2,478	$(4,633)

Loss from discontinued operations	803	836
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	693	774
Amortization	40	39
Stock based compensation expense	458	470
Pension expense	4,905	6,155
Deferred income tax provision	723	707
Changes in operating assets and liabilities	(2,630)	1,662
Cash contribution to pension fund	(8,418)	(9,507)
Net cash provided by (used in) operating activities - continuing operations	(948)	(3,497)
Net cash provided by (used in) operating activities - discontinued operations	(1,291)	(1,255)
Net cash provided by (used in) operating activities	(2,239)	(4,752)

Cash flows from investing activities:
Capital expenditures	(411)	(977)
Net cash provided by (used in) investing activities - continuing operations	(411)	(977)
Net cash provided by (used in) investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	(411)	(977)

Cash flow from financing activities:
Proceeds from issuance of common stock	212	200
Purchase and retirement of treasury stock	-	(57)
Principal payments under capital lease obligations	(4)	(11)
Net cash provided by (used in) financing activities - continuing opeations	208	132
Net cash provided by (used in) financing activities - discontinued opeations	-	-
Net cash provided by (used in) financing activities	208	132

Net increase (decrease) in cash	(2,442)	(5,597)
Cash at the beginning of the period	8,244	18,097
Cash at the end of the period	$5,802	$12,500

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2011
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2010 filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 3, 2011, and the results of its operations and cash flows for the three- and nine-month periods ended April 3, 2011, and March 28, 2010. Results for the nine-months ended April 3, 2011, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a fifty-two, fifty-three week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The nine-month periods ended April 3, 2011, and March 28, 2010, contained 40 weeks and 39 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restatement of Presentation of Cash Flows

The accompanying condensed consolidated statements of cash flows have been restated for the nine months ended March 28, 2010, to comply with the presentation requirements of Accounting Standards Codification (“ASC”) Topic 230 (formerly Statement of Financial Accounting Standards No. 95), Statement of Cash Flows.

ASC Topic 230 requires that cash flow statements classify cash inflows and outflows as related to operating, investing, or financing activities, and also requires that the presentation of net cash flow subtotals for each of these three activities include cash flows from both continuing and discontinued operations.

In previous filings, the Company presented cash flows related to operating, investing and financing activities from continuing operations separately from cash flows from discontinued operations for each of these three activities.  As a result, the condensed consolidated statements of cash flows in previous filings began with the line item “Net income (loss) from continuing operations.”  This presentation was not in compliance with the requirements of ASC Topic 230, which requires that the consolidated statement of cash flows begin with the line item “Net income (loss).”

The restatement impacts only the Company’s reported subtotal related to net cash provided by or used in operating activities, and had no impact on the Company’s statements of operations, net income or total cash flows for the restated periods, or on the Company’s financial position at the end of the restated periods.

The table below reflects the impact of the restatement on the Company’s net cash provided by or used in operating activities for the nine months ended March 28, 2010:

Consolidated Statements of Cash Flows

For the nine months ended (amounts in thousands)	March 28, 2010
	As
	Previously	As
	Reported	Revised
Net cash provided by (used in) operating activities - continuing operations	$(3,497)	$(3,497)
Net cash provided by (used in) operating activities - discontinued operations	-	(1,255)
Net cash provided by (used in) operating activities	$(3,497)	$(4,752)

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

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its third fiscal quarter ended on April 3, 2011.

2.           Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations.  Expenses related to previously divested businesses have historically included expenses for environmental matters, asbestos claims and product liability claims related to indemnification agreements that the Company entered into upon divestiture of those businesses.

The condensed consolidated balance sheet as of April 3, 2011, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.           Inventories

Inventories consist of the following:

	April 3,	June 27,
	2011	2010
Raw materials and stock parts	$9,111	$6,858
Work-in-process	1,466	1,124
Finished goods	3,672	2,303
	$14,249	$10,285

4.	Commitments and Contingencies

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

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.9 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. in

October 2006. The claims against the Company relate to a change of control agreement and restricted stock grant.  The Company believes the claim is without merit and intends to vigorously defend against it.

In October 2010, the Company received a request for indemnification from Power-One, Inc. (“Power-One”) for an Italian tax matter arising out of the sale of the Company’s power electronic group to Power-One in September 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.7 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.7 million) for the alleged failure of the Power-One China Subsidiary to  file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy, in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods.  The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.

Environmental Matters—General

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2011.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2011. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company’s alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company’s estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.5 million related to the Bridgeport facility, representing the Company’s best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the condensed consolidated balance sheet as of April 3, 2011.

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

FOL’s inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or in the event a final settlement cannot be achieved and an unfavorable ruling in the lawsuit with the owner of the Bridgeport facility, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company’s financial position, cash flows or results of operations.

5.           Comprehensive Income

For the three- and nine-month periods ended April 3, 2011, and March 28, 2010, comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010
Net income (loss)	$971	$(1,613)	$2,478	$(4,633)
Change in unrecognized pension liability	1,681	1,552	5,173	4,657
Change in currency translation adjustments	150	(77)	258	10
Comprehensive income	$2,802	$(138)	$7,909	$34

6.           Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-months ended April 3, 2011, and March 28, 2010:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations	$1,241	$(1,406)	$3,281	$(3,797)
Loss from discontinued operations	(270)	(207)	(803)	(836)
Net income (loss)	$971	$(1,613)	$2,478	$(4,633)

Denominator:
Weighted average shares - basic earnings per share	31,327	31,098	31,305	31,025
Add dilutive effective of stock based compensation	530	-	398	-
Weighted average shares - diluted earnings per share	31,857	31,098	31,703	31,025

Basic and Diluted:
Income (loss) per share from continuing operations	$0.04	$(0.05)	$0.10	$(0.12)
Loss per share from discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Net income (loss) per share	$0.03	$(0.05)	$0.08	$(0.15)

Outstanding options to purchase 1.8 million shares of common stock for the nine months ended March 28, 2010, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.           Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine-month periods ended April 3, 2011, and March 28, 2010, are as follows:

	Nine Months Ended
	April 3,	March 28,
	2011	2010
Balance, beginning of fiscal year	$545	$281
Changes in product warranties charged to earnings	250	372
Use of reserve for warranty obligations	(288)	(304)
Balance, end of period	$507	$349

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.                            Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and nine-month periods ended April 3, 2011, and March 28, 2010, follows:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010
Interest cost	$2,376	$2,706	$7,310	$8,116
Expected return on plan assets	(2,463)	(2,206)	(7,578)	(6,618)
Recognized net actuarial losses	1,681	1,552	5,173	4,657

Total net pension expense	$1,594	$2,052	$4,905	$6,155

In response to the level of the Company’s projected pension funding obligations relative to its current operating cash flows, the Company filed an application with the Internal Revenue Service (“IRS”) in February 2011 for a waiver of its minimum funding requirements (contributions) for the pension plan year 2011.  The amount of the funding waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final installment due in September 2012.  Due to the pending funding waiver application, the Company is not required to make scheduled plan year 2011 contributions until the Company is notified by the IRS of a decision concerning the funding waiver.  As a result, the scheduled quarterly installment of $3.4 million due on April 15, 2011, was not made.

In the event the funding waiver is granted, the 2011 plan year scheduled contributions of $17 million would be deferred and amortized with interest over plan years 2012 through 2016.  In the event the funding waiver is not granted, the Company would be obligated to make its plan year 2011 minimum funding contributions by September 2012 at the latest, with the contribution amount increasing due to interest and interest penalties through the actual date of contribution.  The current rate of interest is approximately 6% while the current penalty rate, applied to the late period only, is 5%.

Fiscal 2011 pension expense is expected to total $6.5 million, a decrease of approximately $1.7 million from fiscal 2010 pension expense.  Pension expense for fiscal year 2012 will be dependent on both interest rates and the value of pension plan assets at the end of June 2011.  Fiscal 2012 pension expense would not be significantly impacted by the funding waiver as described above, but receipt of a funding waiver could impact pension expense beyond fiscal 2012 due to contributions not made during the waiver period.

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

The Company’s provision for income taxes for each of the three-month periods ended April 3, 2011, and March 28, 2010, includes $230 and $248 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The provision for income taxes for the nine-month periods ended April 3, 2011, and March 28, 2010 includes $723 and $707 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill. The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

In December 2010, the Company and Associated Bank entered into a third amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2011; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011; and (iii) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2011.  The commitment amount of Associated Bank remained at $7.5 million under the third amendment to the revolving facility.  There were no amounts outstanding on the amended revolving facility as of April 3, 2011.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

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

Our product offerings for energy delivery applications include power inverters for renewable energy applications, primarily wind turbines, which deliver AC power to the utility grid from generators inside wind turbines.  Renewable energy markets have grown rapidly in North America over the past several years as both wind and solar power have become increasingly competitive from a cost standpoint with more traditional methods of power generation, and as state governments enact renewable energy portfolio standards.  The credit crisis and economic recession had a worldwide impact on solar and wind projects throughout much of calendar 2009, as these markets are heavily dependent on availability of financing over extended periods of time.  More recently, renewable energy projects are increasingly gaining financing and many renewable energy end markets have shown signs of recovery.  In addition, increases in the cost of traditional forms of energy, such as natural gas and coal, have also favorably impacted demand in renewable energy markets.  We believe our product offerings have us well positioned to take advantage of growth in renewable energy markets as credit conditions continue to improve and as the cost of traditional forms of energy generation continues to increase along with sustained growth in overall economic activity.

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

The global economic recession resulted in a U.S. industrial slowdown and decline in capital spending, which began to negatively impact our business during the second half of fiscal 2009 and continued to impact us throughout much of fiscal 2010.  Demand for material handling product offerings is influenced by cyclical forces in the industrial marketplace, and during fiscal 2010, we experienced softening demand in certain of our served markets, principally in the automotive and primary metals industries.   However, through the first nine months of fiscal 2011, we have experienced improving conditions and increasing demand in most of our major served markets, both in traditional industrial markets as well as renewable energy markets.  Accordingly, both our sales and operating results have improved significantly over prior year levels, and we believe our business will continue to improve at a measured pace during the fourth quarter of fiscal 2011 as U.S. manufacturing capacity utilization rates continue to increase.

Third quarter fiscal 2011 sales were $27.8 million, a 45% increase over prior year third quarter sales of $19.2 million, as we experienced year-over-year sales growth in each of our major served markets.  Fiscal 2011 third quarter gross profit increased to $8.7 million, or 31.4% of sales, compared to $5.5 million, or 28.5% of sales in the third quarter of fiscal 2010.

We reported a pre-tax income from operations of $1.5 million in the third quarter of fiscal 2011 compared to a prior year pre-tax loss from operations of $1.2 million, due mainly to higher sales volume and lower pension expense, which decreased by $0.5 million to $1.6 million in the third quarter fiscal 2011 from third quarter fiscal 2010 levels.  In summary, the majority of our key indicators for each of our served markets, including order rates, sales levels, and profit margins, improved significantly over the levels of one year ago.

We currently anticipate continued improvement in our future operating performance, supported by recent healthy levels of incoming orders received (“bookings”) as well as backlog amounts.  Bookings during the third quarter of fiscal 2011 (ended April 3, 2011) were $31.5 million, which represented a 24% sequential increase from bookings of $25.4 million in the second quarter of fiscal 2011, and included bookings for material handling applications of $15.6 million.  We entered the fourth quarter of fiscal 2011 with a total backlog of $26.1 million, our highest level since the economic downturn began late in calendar year 2008, and as a result, we currently expect our sales in the fourth quarter of fiscal 2011 to increase from 5% to 10% sequentially from our fiscal 2011 third quarter sales level.

We believe that future growth in profitability is largely dependent upon increased sales revenue and continued improvement in gross margins.  Our past sales growth has been, and we believe future sales growth will continue to be, dependent on overall economic conditions, which impact our customers’ ability to obtain financing and willingness to invest, strong demand for material handling products, successful introduction and increasing acceptance of new products, and a continuing recovery in renewable energy markets.  In the event the U.S. manufacturing recovery continues throughout calendar year 2011, sales of our material handling products should continue to increase, which should result in increases in our gross profit and income from operations.  In addition, a further increase in the valuation of our pension plan assets or increases in interest rates, primarily related to long-term high-quality corporate bond rates, would favorably impact our periodic pension expense and required pension contributions in future periods.

Additional improvement in gross margins is mainly dependent upon favorable economic conditions, continued acceptance of recently introduced product offerings by the marketplace, and ongoing successful cost reduction actions related to recently introduced product offerings.  We intend to focus our development and marketing efforts on organic sales growth opportunities across all major served markets, and also plan to continue to tightly control our operating expenses.

Our current outlook projects a 30% to 35% sales increase in fiscal 2011 as compared to fiscal 2010, and we are currently projecting fiscal 2011 gross margins to exceed our stated goal of 30% of sales.  Total operating expenses are expected to increase by approximately $2.0 million compared to fiscal 2010 total operating expenses of $26.4 million, due mainly to increased spending on research and development, higher variable selling expenses from our increased sales volume, and higher incentive compensation provisions, partially offset by lower pension expense.  Our pension expense is expected to decrease to $6.5 million in fiscal 2011 from $8.2 million in fiscal 2010, mainly due to positive returns on plan assets experienced during fiscal 2010.  While we currently expect to report income from operations of 5% to 6% of sales for fiscal 2011, this is dependent mainly on achieving our sales growth objectives during fiscal 2011.

We believe overall economic conditions are improving and the U.S. economic recovery is continuing at an accelerating pace, however, it remains challenging to predict the duration or the magnitude of the current economic expansion, whether in the U.S. overall or in the specific end markets we serve.

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

Results of Operations - Three Months Ended April 3, 2011, and March 28, 2010

Net Sales and Gross Profit

Net sales for the three months ended April 3, 2011, were $27.8 million, an increase of 45% from the three months ended March, 2010, sales of $19.2 million.  The increase in sales was primarily due to higher levels of demand in each of our primary served markets as the U.S. economic recovery continued to accelerate and as U.S. manufacturing capacity utilization rates continued to steadily increase.  Net sales by market were as follows, in millions:

	Three Months Ended
	April 3, 2011		March 28, 2010
Material handling	$13.9	50%	$10.7	56%
Elevator motion control	6.3	23%	4.7	24%
Energy systems	7.6	27%	3.8	20%
Total net sales	$27.8	100%	$19.2	100%

Gross profit for the three months ended April 3, 2011, was $8.7 million, or 31.4% of sales, versus $5.5 million, or 28.5% of sales, for the three months ended March 28, 2010.  The increase in gross profit as a percentage of sales for the three months ended April 3, 2011, as compared to the three months ended March 28, 2010, was due to increased sales of products for material handling, mining and elevator applications, as well as improvement in wind inverter gross margins in fiscal 2011 due to material cost reductions and higher sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.1 million, or 4.0% of sales, for the three months ended April 3, 2011, comparable to R&D expense of $1.0 million, or 5.2% of sales, for the three months ended March 28, 2010.

Pension expense was $1.6 million and $2.1 million for the three months ended April 3, 2011, and March 28, 2010, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to lower interest costs and positive returns on plan assets experienced during fiscal 2010, which resulted in an increase in the expected return on assets in fiscal 2011.

Selling, general and administrative (“SG&A”) expense was $4.5 million (16.3% of sales) for the three months ended April 3, 2011, versus $3.6 million (18.7% of sales) for the three months ended March 28, 2010.  Selling expenses in the three months ended April 3, 2011, increased to $2.2 million from $1.8 million in the three months ended March 28, 2010, mainly due to higher volume-related commissions.  General and administrative (“G&A”) expense increased to $2.3 million for the three months ended April 3, 2011, from $1.8 million for the three months ended March 28, 2010, mainly due to higher incentive compensation provisions.

Income (Loss) from Operations

Income from operations for the three months ended April 3, 2011, was $1.5 million compared to loss from operations of $1.2 million for the three months ended March 28, 2010.  The increase in income from operations for the three months ended April 3, 2011, as compared to the three months ended March 28, 2010, was mainly due to higher gross profit earned on sales volume increases in the three months ended April 3, 2011.

Interest Income

Interest income was negligible for the three months ended April 3, 2011 and March 28, 2010.

Provision for Income Taxes

We recorded an income tax provision of $0.3 million in each of the three months ended April 3, 2011, and March 28, 2010.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $1.2 million for the three months ended April 3, 2011, or a $0.04 income per share on both a basic and diluted basis, compared to a loss from continuing operations of $1.4 million for the three months ended March 28, 2010, or a $0.05 loss per share on both basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended April 3, 2011, of $0.3 million, or a $0.01 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.2 million, or a $0.01 loss per share on both a basic and diluted basis, for the three months ended March 28, 2010.  The loss from discontinued operations in the three months ended April 3, 2011, and in the three months ended March 28, 2010, is comprised entirely of expenses related to previously divested businesses.

Net Income (Loss)

Our net income was $1.0 million in the three months ended April 3, 2011, or a $0.03 income per share, basic and diluted, compared to a net loss of $1.6 million in the three months ended March 28, 2010, or a $0.05 loss per share on a basic and diluted basis.

Results of Operations - Nine Months Ended April 3, 2011, and March 28, 2010

Net Sales and Gross Profit

Net sales for the nine months ended April 3, 2011, were $78.8 million, an increase of 40% from the nine months ended March 28, 2010, sales of $56.3 million.  The increase in sales was primarily due to higher levels of demand in each of our primary served markets as overall economic conditions in the U.S. continued to improve through the first nine months of fiscal 2011.   Net sales by market were as follows, in millions:

	Nine Months Ended
	April 3, 2011		March 28, 2010
Material handling	$41.4	53%	$34.2	61%
Elevator motion control	17.4	22%	14.0	25%
Energy systems	20.0	25%	8.1	14%
Total net sales	$78.8	100%	$56.3	100%

Gross profit for the nine months ended April 3, 2011, was $24.8 million, or 31.4% of sales, versus $17.0 million, or 30.2% of sales, for the nine months ended March 28, 2010.  The increase in gross profit as a percentage of sales for the nine months ended April 3, 2011, as compared to the nine months ended March 28, 2010, was due to increased sales of products for material handling, mining and elevator applications, as well as improvement in wind inverter gross margins in fiscal 2011 due to material cost reductions and higher sales volume.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense was $3.2 million, or 4.0% of sales, for the nine months ended April 3, 2011, comparable to R&D expense of $2.9 million, or 5.2% of sales, for the nine months ended March 28, 2010.

Pension expense was $4.9 million and $6.2 million for the nine months ended April 3, 2011 and March 28, 2010, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to lower interest costs and positive returns on plan assets experienced during fiscal 2010, which resulted in an increase in the expected return on assets in fiscal 2011.

SG&A expense was $12.9 million (16.3% of sales) for the nine months ended April 3, 2011, versus $11.1 million (19.8% of sales) for the nine months ended March 28, 2010.  Selling expenses in the nine months ended April 3, 2011, increased to $6.5 million from $5.9 million in the nine months ended March 28, 2010, due mainly to higher volume-related commission expenses.  General and administrative (“G&A”) expense increased to $6.4 million for the nine months ended April 3, 2011, from $5.2 million for the nine months ended March 28, 2010, mainly due to higher incentive compensation provisions and higher professional fees.

Income (Loss) from Operations

Our income from operations for the nine months ended April 3, 2011, was $3.8 million compared to loss from operations of $3.2 million for the nine months ended March 28, 2010.  The increase in income from operations for the nine months ended

April 3, 2011, as compared to the nine months ended March 28, 2010, was mainly due to higher gross profit earned on increased sales volumes and lower pension expense in the nine months ended April 3, 2011, partially offset by higher volume-related sales commission expenses and higher incentive compensation provisions.

Interest Income

Interest income was negligible for the nine months ended April 3, 2011 and March 28, 2010.

Provision for Income Taxes

We recorded an income tax provision of $0.5 million and $0.6 million for the nine months ended April 3, 2011 and March 28, 2010 respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.7 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income (Loss) from Continuing Operations

We recorded income from continuing operations of $3.3 million for the nine months ended April 3, 2011, or $0.10 per share, on both a basic and diluted basis, compared to a loss from continuing operations of $3.8 million for the nine months ended March 28, 2010, or a $0.12 loss per share on both basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the nine months ended April 3, 2011, of $0.8 million, or a $0.03 loss per share on both a basic and diluted basis, comparable to a loss from discontinued operations of $0.8 million, or a $0.03 loss per share on both a basic and diluted basis, for the nine months ended March 28, 2010.  The loss from discontinued operations in both periods is comprised entirely of expenses related to previously divested businesses.

Net Income (Loss)

Our net income was $2.5 million in the nine months ended April 3, 2011, or $0.08 per share, basic and diluted, compared to a net loss of $4.6 million in the nine months ended March 28, 2010, or a $0.15 loss per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance decreased approximately $2.4 million during the first nine months of fiscal 2011, from $8.2 million at June 27, 2010, to $5.8 million at April 3, 2011.  Restricted cash balances remained unchanged during the first nine months of fiscal 2011 at $0.3 million.   The primary source of cash during the first nine months of fiscal 2011 was from adjusted income from continuing operating activities of $9.9 million (net income from continuing operations adjusted to add back non-cash depreciation, amortization, pension, stock compensation and income tax provisions).

The primary uses of cash in the first nine months of fiscal 2011 were $8.4 million in contributions to our defined benefit pension plan, net increases in operating assets and liabilities of $2.6 million (mainly changes in inventory, accounts receivable and accounts payable balances), $1.3 million of disbursements related to previously divested businesses and $0.4 million for capital expenditures.  Inventories increased during the first nine months of fiscal 2011 by $4.0 million, due to increased lead times for certain raw materials and new product introductions, and to meet expected increased production based on the increased order backlog.  Accounts receivable decreased during the first nine months of fiscal 2011 by $2.2 million, mainly due to higher sale volume.  Accounts payable and other accrued liabilities balances increased by $2.5 million during the first nine months of fiscal 2011, due to both higher volume and increased reserves for incentive compensation.  In addition, other assets decreased more than $0.6 million, due mainly to a participation payment of $0.5 million related to an annuity contract.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2011 will exceed $1.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007, we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility are collateralized by our accounts receivable and inventory.  In December 2008, we entered into an amendment to the revolving facility with Associated Bank, the primary purpose of which was to extend the maturity date of the revolving facility to November 1, 2010.  In February 2010, we entered into a second amendment to the revolving credit facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2010; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2010, June 30, 2010 and September 30, 2010; (iii) reduce the commitment amount of Associated Bank from $10.0 million to $7.5 million; (iv) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2010; and (v) broaden the security interest of Associated Bank to include all assets of the Company.

In December 2010, we entered into a third amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2011; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011; and (iii) establish maximum cash amounts we can contribute to our defined benefit pension plan during calendar year 2011.  The commitment amount of Associated Bank remained at $7.5 million under the third amendment to the revolving facility.  There were no amounts outstanding on the amended revolving facility as of April 3, 2011.  We are currently in compliance with all covenants of the revolving facility, as amended.

Primarily as a result of the decline in interest rates combined with lower than expected returns in equity markets over the past several years, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30.0 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $36.2 million from April 2008 through March 2011, funded by cash generated from operations and existing cash on hand.  Under funding regulations, current actuarial projections indicate that our required minimum contributions to the plan aggregate approximately $12.0 million for fiscal 2011, of which we have contributed $8.4 million through the first nine months of fiscal 2011.  Estimated contributions beyond fiscal 2011, as currently measured, are projected to be significant relative to the company’s current size and cash flow, mainly due to current historically low interest rates, which impact our estimated pension obligation.  Actual contribution amounts beyond fiscal 2011 will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to plan assets.

In response to the level of our projected pension funding obligations relative to our current operating cash flows, we filed an application with the Internal Revenue Service (“IRS”) in February 2011 for a waiver of our minimum funding requirements (contributions) for the pension plan year 2011.  The amount of the funding waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final installment due in September 2012.  Due to the pending funding waiver application, we are not required to make scheduled plan year 2011 contributions until we are notified by the IRS of a decision concerning the funding waiver.  As a result, we did not contribute the scheduled quarterly amount of $3.3 million, due on April 15, 2011, to our pension plan.

In the event the funding waiver is granted, the 2011 pension plan year scheduled contributions of $17 million would be deferred and amortized with interest over pension plan years 2012 through 2016.  In the event the funding waiver is not granted, we would be obligated to make our plan year 2011 minimum funding contributions by September 2012 at the latest, with the contribution amount increasing due to interest and interest penalties through the actual date of contribution.  The current rate of interest is approximately 6% while the current penalty rate, applied to the late period only, is 5%.

We believe that receipt of a funding waiver would have a significant favorable impact on our cash flow, mainly in fiscal 2012, and would enable us to increase our cash reserves while continuing to invest additional resources in growth opportunities.  At the same time, receipt of a funding waiver would defer contributions from the current period of historically low interest rates.  An increase in interest rates during the waiver period could have a significant favorable impact on our funding obligation as measured upon expiration of the waiver period.

Our pension plan assets were approximately $134 million as of April 3, 2011, while annual payments from plan assets to participants in pay status have averaged approximately $12 million over the past several years.  As a result, we do not expect pension plan participants to be negatively impacted by the funding waiver process, nor do we expect any interruption in payments to participants resulting from the waiver process.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about our market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.  We did not have any outstanding hedge instruments or foreign currency contracts outstanding at April 3, 2011, or March 28, 2010.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 3, 2011; and (ii) no change in internal control over financial reporting occurred during the quarter ended April 3, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial

Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended April 3, 2011.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our fiscal quarter ended April 3, 2011.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

Item 6 - Exhibits

(a)	Index to Exhibits
	10.1	Form of Change of Control Agreement for named executive officers Peter M. McCormick and Marty J. Schwenner. *
	10.2	Form of Retention Agreement for vice president named executive officers, and Vice President, Corporate Controller and Chief Accounting Officer Michael J. Stauber. *
10.3
Form of Restricted Stock Award Agreement Retention Based Pursuant to Second Amended and Restated 2004 Stock Incentive Plan for Vice President, Corporate Controller and Chief Accounting Officer Michael J. Stauber.  **

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	*	Filed with this Report on Form 10-Q.
	**	Previously filed with Form 10-Q on November 12, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date: May 9, 2011	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date: May 9, 2011	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)