Form 10-K
MAGNETEK, INC.
filed 2011-08-31
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2011
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

[X]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes [ ]	No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $1.35 per share as reported by the New York Stock Exchange, on January 2, 2011 (the last business day of the Company’s most recently completed second fiscal quarter), was $41,609,392.  Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of August 8, 2011, was 31,372,794 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. 2011 Annual Report for the fiscal year ended July 3, 2011 (the “2011 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.  With the exception of those portions that are expressly incorporated by reference into this Form 10-K, the 2011 Annual Report is not deemed as filed as part of this Form 10-K.  Portions of the Magnetek, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 3, 2011, are incorporated by reference into Part III of this Form 10-K.

MAGNETEK, INC.
ANNUAL REPORT ON FORM 10-K
 FOR THE FISCAL YEAR ENDED JULY 3, 2011

The Company has historically used a 52-53 week fiscal year which ends on the Sunday nearest June 30.  Fiscal year 2011 contained 53 weeks.  Fiscal years 2010 and 2009 each contained 52 weeks.  Subsequent to the end of fiscal 2011, the Company elected to change its fiscal year to end on the Sunday nearest December 31.

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

Our goal is to become solidly positioned in markets offering long-term stability, excellent growth potential and profitability.  Our primary focus is on markets where we can apply both our industry expertise and our systems integration model to add value to our customers by improving their production, energy efficiency, manufacturing throughput or safety, while minimizing down time and maintenance costs.  We believe U.S. industry is in the midst of a shift from electro-mechanical power controls to digital power controls, and believe we are positioned to take advantage of this shift through many of our product offerings.  We also believe that wireless controls will be an area of strategic growth for us.  To that end, in February 2008, we acquired the assets and business of Enrange, LLC, a wireless control manufacturer providing radio remote controls for material handling, hydraulic and other industries.  The acquisition enhances our wireless technical expertise, expands our wireless control product portfolio, and allows us to penetrate additional markets.  We will continue to pursue internal growth opportunities in our core product lines, look to expand our current business model geographically, and also pursue external growth through acquisitions in our served or related markets, adding products, technology, market opportunities or capabilities that complement our existing business.  Our focus for the next 12 months will be directed toward aligning our resources and investments with the best growth opportunities, maximizing those opportunities through new product introductions and penetration of new markets.  At the same time, we’ll strive to effectively manage our cost structure and our assets to optimize cash flow and profitability.

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

Magnetek also designs, builds, sells, and supports elevator application specific drive products and is recognized as a leader for DC high performance elevator drives, as well as AC drives for low and high performance traction elevators. Our elevator product offerings are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators.  Magnetek elevator drives currently operate in many of the most recognizable high-rise buildings in the world. We believe opportunities for growth exist in available elevator markets through the introduction of new energy-saving product offerings, the expansion of the breadth of available product offerings to include competitive low-end products for lower performance AC applications, and the use of new product offerings to expand geographically.

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

We intend to continue to build on our competitive strengths in established material handling and elevator markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing and emerging markets for digital power-based systems, such as renewable energy, particularly in the utility-scale solar market.

Index

Seasonality

Our power control systems for material handling applications represented nearly 54% of our annual revenue in fiscal 2011.  Sales of these products tend to follow capital budgeting and spending patterns of the customer base.  As a result, our revenues are generally strongest in fiscal quarters ending in June and December, with relatively lower revenues in the fiscal quarters ending in March and September.

Backlog

Our backlog as of the end of fiscal 2011 was $21.0 million versus $22.8 million at the end of fiscal 2010.  The decrease in backlog is primarily due to a decrease of $7.4 million in our backlog of wind inverters, partially offset by an increase of $4.8 million in our backlog of material handling systems.  While we use our backlog figure as an indicator of future sales activity, we have historically had a significant amount of revenue derived from orders that are booked and shipped within the same reporting period.  We expect most of the orders in our backlog to be filled from July 2011 through December 2011.

Competition

Our primary competitors during fiscal 2011 included: Konecranes Inc., Cattron Group International, Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, Yaskawa, KEB GmbH, Fujitec, SMA, SatCon Technology, and Xantrex (a division of Schneider Electric).  Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater brand recognition than us.

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

Suppliers and Raw Materials

Virtually all materials and components that we purchase are available from multiple suppliers.  During fiscal 2011, raw material purchases accounted for approximately 76% of our total cost of sales.  Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses.  We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products and customizing or modifying products to meet customers’ specific needs.  Total research and development expenditures were approximately $4.4 million, $3.8 million and $3.5 million for our 2011, 2010 and 2009 fiscal years, respectively.

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

Index

International Operations

International sales accounted for 11% of our net sales in fiscal 2011.  We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. to purchasers outside of the U.S.   For our 2011, 2010 and 2009 fiscal years, revenues derived from domestic sales were $97.6 million, $71.1 million and $84.4 million respectively, and revenues derived from international sales were $12.2 million, $9.5 million and $13.8 million, respectively.  We hold assets in Canada and the United Kingdom totaling $5.2 million, of which $3.4 million are held in Canada and $1.8 million are in the United Kingdom.

Employee Relations

As of August 1, 2011, we had 120 salaried employees and 191 hourly employees, none of whom were covered by collective bargaining agreements with unions.  We believe that our relationships with our employees are favorable.

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

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal years 2011, 2010 or 2009.

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2011, 2010 or 2009.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

For a discussion of environmental-related litigation matters in which we are engaged, please refer to Item 3 - “Legal Proceedings” of this Annual Report on Form 10-K.

Index

Supplemental Information-Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company, each of whom serves a one year term of office, as appointed by the Board of Directors.

Name	Age	Position
Peter M. McCormick	51	Director, President and Chief Executive Officer
Marty J. Schwenner	50	Vice President and Chief Financial Officer
Scott S. Cramer	59	Vice President, General Counsel and Corporate Secretary
Michael J. Stauber	37	Vice President, Corporate Controller
Hungsun S. Hui	48	Vice President, Operations

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

Michael Stauber has been Vice President, Corporate Controller since February 2011.  Prior to that, Mr. Stauber served as Operations Controller for the Company since November 2007 and prior thereto served as Finance Manager of the Company’s Power Control Division since joining the Company in December 2004.   Prior to joining Magnetek, from August 1995 to December 2004, Mr. Stauber was with Rockwell Automation in a variety of financial roles of increasing responsibility.

Hungsun Hui has served as Vice President, Operations since February 2001.  Mr. Hui previously held the positions of Magnetek’s Vice President, Engineering from June 1999 to January 2001, and Magnetek’s Director of Advance Manufacturing from March 1998 to June 1999.  Prior to joining Magnetek, from June 1985 to February 1998, Mr. Hui was with Rockwell Automation in a variety of operational roles of increasing responsibility.

ITEM 1A. RISK FACTORS

The information called for by this Item 1A is hereby incorporated by reference to the section of the Company’s 2011 Annual Report entitled “Risk Factors.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Magnetek’s headquarters and each of our manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased.
Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2015	155,000	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2016	11,180	Power control systems manufacturing
Pittsburgh, Pennsylvania	2012	9,000	Power control systems manufacturing
Canonsburg, Pennsylvania	2012	5,000	Power control systems manufacturing

We believe our facilities are in satisfactory condition and are adequate for our continuing operations.

Index

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

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against us and other defendants, alleging that a product manufactured by our Telemotive Industrial Controls business that we acquired in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to our insurance carrier and legal counsel has been retained to represent us. We are defending the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  In March 2010, our primary carrier, Travelers, denied coverage under a reservation of rights.  This followed our excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers has agreed to continue to pay defense counsel to defend the case and has authorized defense counsel to undertake the defense of the “pass through” vendor PDS.  Plaintiff’s claim for damages is unknown at this time. The case is in the discovery phase and no trial date has been set.

We have been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations we previously acquired, but which are no longer owned. During our ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, we believe that we have no such liability.  For such claims, we are uninsured, contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations.   We aggressively seek dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

We also filed claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees for the defense of asbestos-related claims. In May 2007, we entered into a settlement agreement with Federal Mogul under which we were entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds. We were entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing our bankruptcy claims and objections to the reorganization plan and execution of certain releases. In January 2009, we received a payment of $1.0 million under the settlement agreement, which brought the total proceeds received under the settlement agreement to $5.5 million, the maximum amount to which we were entitled.  The consolidated statements of operations include $0.5 million of income from the settlement trust in results of discontinued operations for fiscal year 2009.  This amount represents primarily the recovery of previously incurred legal fees for the defense of these asbestos related lawsuits.  Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies. Federal-Mogul, us and other defendants filed responsive pleadings and motions relating to the case, and the court granted the motions to stay the declaratory judgment action. Some of these insurers appealed such ruling but the ruling was upheld on appeal in November 2008.  Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

Given the nature of the above issues, uncertainty of the ultimate outcome, and inability to estimate the potential loss, no amounts have been reserved for these matters.

Litigation—Patent Infringement and Related Proceedings

In August 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. We allege that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, we suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. We are seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. On April 5, 2010,

Index

the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a then recent Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal has been taken to the Illinois Appellate Court.  On April 7, 2010, we filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.8 million, plus any additional damages as may be warranted by the evidence introduced at trial.  On June 7, 2010, K&E entered a motion in federal court to have our complaint dismissed as being “time-barred” or filed beyond the applicable two year statute of limitations.  We filed its responsive brief on July 15, 2010, arguing, among other things, that the doctrine of equitable tolling applies effectively suspending the running of the statute of limitations.  On June 30, 2011, the Illinois Appellate Court reversed the Circuit Court of Cook County and remanded the case to the trial court.  K&E filed a petition for rehearing with the Appellate Court which request was denied on July 28, 2011.

As we previously reported, Universal Lighting Technologies, Inc. (“ULT”) and Nilssen entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  We had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney’s fees.  Under the settlement agreement, Nilssen paid to Magnetek an amount of $0.75 million as attorney’s fees as well as a nominal amount for costs.  However, if Nilssen files a Rule 60 Motion and is successful such that ULT ceases to be the “prevailing party” and is no longer entitled to attorney’s fees, then we are obligated to refund the $0.75 million attorney’s fees settlement amount.  As such, the amount paid to us represents a contingent gain and accordingly, is included in accrued liabilities in the consolidated balance sheet as of July 3, 2011.  At present, further proceedings are stayed pending the outcome of separate appellate matters.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against us and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of our former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.9 million) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. in October 2006. The claims against us relate to a change of control agreement and restricted stock grant.  We believe the claim is without merit and intend to vigorously defend against it.

In October 2010, we received a request for indemnification from Power-One, Inc. (“Power-One”) for an Italian tax matter arising out of the sale of our power electronics group to Power-One in October 2006. With a reservation of rights, we affirmed our obligation to indemnify Power-One for certain pre-closing taxes.  The sale included our Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.7 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.7 million) for the alleged failure of the Power-One China Subsidiary to  file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods.  We believe the Italian tax claims are without merit and intend to vigorously defend against them.

Litigation - Environmental Matters

From time to time, we have taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal years 2011, 2010 or 2009.

We have also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2011, 2010 or 2009.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

Index

Bridgeport, Connecticut Facility

In 1986, we acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify us against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Our leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of our transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and we filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. We believe that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, we entered into an agreement with FOL involving the allocation of certain potential tax benefits and we withdrew our claims in the bankruptcy proceeding. We further believe that FOL’s obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, Fairfield, Connecticut alleging that we are obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in our amended answer, affirmative defenses and counterclaims.  Sergy amended its complaint to include additional claims against us under the Connecticut Transfer Act. In January 2011, we reached an agreement in principle with Sergy to resolve the lawsuit, including a payment by us to Sergy in the amount of $85 thousand.   The settlement is contingent upon reducing the agreed terms to writing and obtaining certain approvals to support ongoing groundwater remedial measures.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including us, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from us relating to site investigations and remediation. We retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, we submitted our site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The DEP agreed to the scope of our work plan in November 2010.  We have recorded a liability of $0.4 million related to the Bridgeport facility, representing our best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of July 3, 2011.

In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and us, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and currently operated by us. Although we entered into a stipulation with Sergy relating to the start-up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court. The lawsuit against us was settled with the CTCEP by means of a stipulation for judgment in compromise and settlement which was approved by the Court in November 2010.  The stipulation, which included payment by us to the CTCEP of $5 thousand, resolves all liability for past activities and requires us to conduct limited additional investigation pursuant to an approved work plan.

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

ITEM 4.  REMOVED AND RESERVED

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2011 and 2010:

Fiscal Year 2011	High	Low
First Quarter	$1.36	$0.84
Second Quarter	1.47	1.11
Third Quarter	2.60	1.34
Fourth Quarter	2.35	1.43

Fiscal Year 2010	High	Low
First Quarter	$1.75	$1.32
Second Quarter	2.01	1.20
Third Quarter	1.75	1.34
Fourth Quarter	2.15	0.99

Our common stock is listed for trading on the New York Stock Exchange under the ticker symbol “MAG.”  As of August 10, 2011, there were 163 record holders of Magnetek’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item will be contained in our 2011 Proxy Statement and is incorporated herein by reference.

Stock Performance Graph – Return to Shareholders

The table and line graph shown below compare the cumulative total return for the last five years to holders of Magnetek common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Electronics Components index.

The table and line graph below assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 30, 2006, and assumes the reinvestment of all dividends.  The stock price performance information shown below should not be considered indicative of potential future stock price performance.

	Jun-06	Jun-07	Jun-08	Jun-09	Jun-10	Jun-11
Magnetek, Inc.	100.00	190.74	156.67	51.48	34.07	67.41
Russell 2000	100.00	116.43	97.58	73.17	88.89	122.15
NASDAQ Electronic Components	100.00	116.80	106.44	77.55	93.33	116.37

Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Magnetek, Inc., the Russell 2000 Index
and the NASDAQ Electronic Components Index

$250
$200
$150
$100
$50
$0
Jun-06
Jun-07
Jun-08
Jun-09
Jun-10
Jun-11
Magnetek, Inc.
Russell 2000
NASDAQ Electronic Components

*$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future.  Our ability to pay dividends on our common stock is restricted by provisions in our 2007 revolving loan agreement, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.

There were no unregistered sales of equity securities during fiscal year 2011.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this Item 6 is hereby incorporated by reference to the section of the Company’s 2011 Annual Report entitled “Selected Financial Data.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information called for by this Item 7 is hereby incorporated by reference to the section of the Company’s 2011 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this Item 7A is hereby incorporated by reference to the section of the Company’s 2011 Annual Report entitled “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information called for by this Item 8 is hereby incorporated by reference to the Company’s Consolidated Financial Statements and the corresponding Report of Independent Registered Public Accounting Firm in the Company’s 2011 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Magnetek had no disagreements with its independent accountants in fiscal 2011 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

Index

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

           Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 3, 2011, the end of our fiscal year.  Our management’s assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of July 3, 2011, the end of our fiscal year.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(c) Changes in Controls and Procedures

           No change in internal control over financial reporting occurred during the period ended July 3, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

           No other information is required to be reported for matters not disclosed on Form 8-K during the period ended July 3, 2011.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2011 Proxy Statement entitled “Proposal No. 1 – Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” “Standing Committees of the Board” and by reference to Part I of this Annual Report on Form 10-K under the heading “Supplemental Information – Executive Officers of the Company.”

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

Index

ITEM 11.  EXECUTIVE COMPENSATION

           The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2011 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables, narrative and notes relating to Executive and Director compensation, “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested for Fiscal tear Table,” “Pension Benefits for Fiscal Year Table,” “Employment, Severance and Change in Control Agreements and Other Arrangements Table,” “Director Compensation for Fiscal Year Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2011 Proxy Statement entitled “Equity Compensation Plan Information Table” and “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2011 Proxy Statement entitled “Proposal 1 – Election of Directors,” “Relationships and Related Transactions,” and “Corporate Governance Principles.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2011 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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

Index

3.           Exhibit Index

The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference.  Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 21, 1989.
3.2	(2)	Magnetek, Inc. Amended and Restated By-laws.
4.1	(3)	Registration Rights Agreement, dated as of April 29, 1991, by and among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(4)	Registration Rights Agreement, dated as of June 28, 1996, by and between the Company and U.S. Trust Company of California, N.A.
4.3	(13)	Registration Rights Agreement, dated as of June 26, 2002, by and between the Company and U. S. Trust Company N.A.
4.4	(7)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(13)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.
4.6	(16)	Registration Rights Agreement, dated as of October 3, 2003, by and between the Company and each B. Riley Investor.
10.1*	(5)	Second Amended and Restated 1989 Incentive Stock Compensation Plan of Magnetek, Inc. (“1989 Plan”).
10.2*	(4)	Amendment No. 1 to 1989 Plan.
10.3*	(4)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, revised as of July 24, 1996, pertaining to the 1989 Plan.
10.4*	(4)	Form of Non-Qualified Stock Option Agreement Pursuant to the Second Amended and Restated 1989 Incentive Stock Compensation Plan of the Company.
10.5*	(22)	Magnetek, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan.
10.6*	(3)	1991 Discretionary Director Incentive Compensation Plan of the Company.
10.7*	(22)	Amended and Restated 1999 Stock Incentive Plan of Magnetek, Inc. (the “1999 Plan”)
10.8*	(22)	Amended and Restated 2000 Employee Stock Plan of Magnetek, Inc. (the “2000 Plan”).
10.9*	(6)	Standard Terms and Conditions Relating to Non-Qualified Stock Options, effective as of October 19, 1999, pertaining to the 1999 Plan and the 2000 Plan.
10.10*	(27)	Magnetek, Inc. Amended and Restated Director and Officer Compensation and Deferral Investment Plan.
10.11*	(8)	Non-Qualified Stock Option Agreement, dated as of January 27, 1997, by and between the Company and David P. Reiland.
10.12*	(9)	Change of Control Agreement, dated as of October 20, 1998, by and between David P. Reiland and the Company.
10.13*	(11)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.14*	(13)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.15*	(22)	Amended Form of Change of Control Agreement for David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2008.
10.16*	(23)	Amended Form of Change of Control Agreement for David P. Reiland, Peter M. McCormick and Marty J. Schwenner, effective as of January 1, 2009.
10.17	(10)	Tax Agreement, dated as of February 12, 1986, by and between the Company and Farley Northwest Industries, Inc.
10.18	(14)	Contract, dated as of July 10, 2003, for Current Account Credit With Mortgage Lien Pursuant to Article 38 and Subsequent Articles of Legislative Decree No. 385/1993 (Republic of Italy).
10.19	(15)	Joinder Agreement, dated as of April 23, 2004, by and among the Company, SEI Private Trust Company and LaSalle Bank, N.A.
10.20	(18)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.21*	(19)	Incentive Bonus Agreement, dated as of January 5, 2007, by and between the Company and David P. Reiland.
10.22	(20)	Settlement Agreement and Release, dated as of May 1, 2007, by and between the Company and Samsung Electro-Mechanics Co.
10.23	(21)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

Index

10.24	(12)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.25	(2)	Industrial Building Lease dated as of November 26, 2006, and Amendment of Industrial Building Lease dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.26	(24)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.27	(25)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.28	(26)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.29*	(30)	Transition, Separation and Complete Release Agreement by and between the Company and David P. Reiland dated as of February 5, 2009.
10.30*	(28)	Form of Retention Agreement for named executive officer Scott S. Cramer.
10.31	(29)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.32*	(30)	Advisory Services Agreement by and between the Company and David A. Bloss, Sr. dated as of December 15, 2008.
10.33*	(31)	Amendment to Advisory Services Agreement by and between the Company and David A. Bloss, Sr., dated as of August 28, 2009.
10.34	(32)	Transition, Separation and Complete Release Agreement by and between the Company and Jolene A. Shellman, dated as of March 2, 2010.
10.35*	(33)	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).
10.36*	(30)	Amended Form of Restricted Stock Agreement Pursuant to Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc.
10.37*	(34)	Form of Restricted Stock Award Agreement Pursuant to 2004 Plan.
10.38*	(35)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
21.1	**	Subsidiaries of the Registrant as of June 29, 2008.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement
**	Filed with this Form 10-K.
(1)	Previously filed with the Registration Statement on Form S-3 filed on August 1, 1991, Commission File No. 33-41854, and incorporated herein by this reference.
(2)	Previously filed with Form 8-K filed August 4, 2011, and incorporated herein by this reference.
(3)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1991, and incorporated herein by this reference.
(4)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1996, and incorporated herein by this reference.
(5)	Previously filed with Form 10-Q for quarter ended December 31, 1994, and incorporated herein by this reference.
(6)	Previously filed with Form 10-Q/A for quarter ended September 30, 1999, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed May 12, 2003, and incorporated herein by this reference.
(8)	Previously filed with Form 10-Q for quarter ended March 31, 1997, and incorporated herein by this reference.
(9)	Previously filed with Form 10-Q for quarter ended December 31, 1998, and incorporated herein by this reference
(10)	Previously filed with Amendment No. 1 to Registration Statement of Form S-1 filed on February 14, 1986, Commission File No. 002-97500, and incorporated herein by this reference.
(11)	Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.
(12)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference
(13)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(14)	Previously filed with Registration Statement on Form S-3 filed on November 13, 2003, Commission File No. 333-110460, and incorporated herein by this reference.
(15)	Previously filed with Registration Statement on Form S-3 filed on May 21, 2004, Commission File No. 333-115724, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K dated October 21, 2003, and incorporated herein by this reference.

Index

(18)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(19)	Previously filed with Form 8-K filed January 11, 2007, and incorporated herein by this reference.
(20)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(21)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(22)	Previously filed with Form 10-Q for quarter ended December 30, 2007, and incorporated herein by this reference.
(23)	Previously filed with Form 8-K filed August 8, 2008, and incorporated herein by this reference.
(24)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(25)	Previously filed with Form 8-K filed February 2, 2008, and incorporated herein by this reference.
(26)	Previously filed with Form 8-K filed June 12, 2008, and incorporated herein by this reference.
(27)	Previously filed with Form 8-K filed August 5, 2008, and incorporated herein by this reference.
(28)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(29)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(30)	Previously filed with Form 10-Q for quarter ended December 28, 2008, and incorporated herein by this reference.
(31)	Previously filed with Form 10-Q for quarter ended September 27, 2009, and incorporated herein by this reference.
(32)	Previously filed with Form 8-K filed March 3, 2010, and incorporated herein by this reference.
(33)	Previously filed with Company’s Proxy Statement dated September 6, 2009, for the 2009 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(34)	Previously filed with Form 10-Q for quarter ended December 27, 2009, and incorporated herein by this reference.
(35)	Previously filed with Form 10-K for Fiscal Year ended June 27, 2010, and incorporated herein by this reference.

Index

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Additionally, in November 2010, Magnetek’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished pursuant to Section 303A.12 of the NYSE Listed Company Manual.  The certification confirmed that Magnetek’s Chief Executive Officer was not aware of any violation by Magnetek of the NYSE’s corporate governance listing standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menomonee Falls, State of Wisconsin, on the 31th day of August, 2011.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	August 31, 2011
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	August 31, 2011
David A. Bloss, Sr.
/s/ YON Y. JORDEN	Director	August 31, 2011
Yon Y. Jorden
/s/ ALAN B. LEVINE	Director	August 31, 2011
Alan B. Levine
/s/ DAVID P. REILAND	Director	August 31, 2011
David P. Reiland
/s/ PETER M. MCCORMICK	Director, President and Chief Executive Officer	August 31, 2011
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	August 31, 2011
Marty J. Schwenner	(Principal Financial Officer)
/s/ MICHAEL J. STAUBER	Vice President and Corporate Controller	August 31, 2011
Michael J. Stauber	(Principal Accounting Officer)

Index

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 28, 2009, JUNE 27, 2010 AND JULY 3, 2011
(amounts in thousands)

	Balance at	Additions charged	Deductions
	beginning	(recoveries added)	from		Balance at
	of year	to earnings	allowance	Other	end of year
June 28, 2009
Allowance for doubtful accounts	$517	$(26)	$(208)	$-	$283
June 27, 2010
Allowance for doubtful accounts	$283	$66	$(102)	$2	$249
July 3, 2011
Allowance for doubtful accounts	$249	$29	$(24)	$1	$255

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of July 3, 2011, and June 27, 2010, and for each of the three years in the period ended July 3, 2011, and have issued our report thereon dated August 31, 2011 (included elsewhere in this Annual Report on Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin

August 31, 2011