Form 10-Q
period 2011-10-02
MAGNETEK, INC.
filed 2011-11-16
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  October 2, 2011

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of November 1, 2011, was 31,478,720 shares.

TRANSITION PERIOD 2011 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 2, 2011

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) October 2, 2011	(14 Weeks) October 3, 2010
Net sales	$29,220	$24,877
Cost of sales	19,408	17,333
Gross profit	9,812	7,544

Operating expenses:
Research and development	1,029	996
Pension expense	1,363	1,717
Selling, general and administrative	5,170	3,897
Income from operations	2,250	934

Non-operating income:
Interest income	—	(1)
Income from continuing operations before income taxes	2,250	935

Provision for income taxes	284	272
Income from continuing operations	1,966	663

Loss from discontinued operations, net of tax	(232)	(392)

Net income	$1,734	$271

Earnings per common share:
Basic and diluted:
Earnings from continuing operations	$0.06	$0.02

Loss from discontinued operations	$(0.01)	$(0.01)

Net income	$0.05	$0.01

Weighted average shares outstanding:
Basic	31,431	31,230
Diluted	32,032	31,319

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	October 2, 2011	July 3, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,863	$12,269
Restricted cash	262	262
Accounts receivable, net	16,291	18,237
Inventories	13,940	14,329
Prepaid expenses and other current assets	752	530
Total current assets	45,108	45,627

Property, plant and equipment	21,379	21,120
Less: accumulated depreciation	17,663	17,498
Net property, plant and equipment	3,716	3,622

Goodwill	30,442	30,519
Other assets	5,342	5,665
Total Assets	$84,608	$85,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,637	$12,083
Accrued liabilities	6,571	8,341
Total current liabilities	18,208	20,424

Pension benefit obligations, net	59,226	61,382
Other long term obligations	1,308	1,318
Deferred income taxes	7,001	6,771

Commitments and contingencies

Stockholders’ deficit
Common stock	315	314
Paid in capital in excess of par value	140,161	139,878
Accumulated deficit	(1,225)	(2,959)
Accumulated other comprehensive loss	(140,386)	(141,695)
Total stockholders' deficit	(1,135)	(4,462)

Total Liabilities and Stockholders' Deficit	$84,608	$85,433

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks) October 2, 2011	(14 Weeks) October 3, 2010
Cash flows from operating activities
Net income	$1,734	$271

Loss from discontinued operations	232	392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	212	254
Amortization of intangible assets	13	13
Stock based compensation expense	195	186
Pension expense	1,363	1,717
Deferred income tax provision	230	263
Changes in operating assets and liabilities	104	1,329
Cash contribution to pension fund	(1,920)	(2,358)
Net cash provided by (used in) operating activities - continuing operations	2,163	2,067
Net cash provided by (used in) operating activities - discontinued operations	(338)	(368)
Net cash provided by (used in) operating activities	1,825	1,699

Cash flows from investing activities:
Capital expenditures	(319)	(80)
Net cash provided by (used in) investing activities - continuing operations	(319)	(80)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(319)	(80)

Cash flow from financing activities:
Proceeds from issuance of common stock	89	67
Principal payments under capital lease obligations	(1)	(1)
Net cash provided by (used in) financing activities - continuing operations	88	66
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	88	66

Net increase (decrease) in cash	1,594	1,685
Cash at the beginning of the period	12,269	8,244
Cash at the end of the period	$13,863	$9,929

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2011
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2011 filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 2, 2011, and the results of its operations and cash flows for the three-month periods ended October 2, 2011, and October 3, 2010. Results for the three months ended October 2, 2011, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

Through the fiscal year ended July 3, 2011, the Company used a 52 or 53 week fiscal year ending on the Sunday nearest to June 30.  Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest September 30, December 31, March 31 and June 30.  The three-month periods ended October 2, 2011 and October 3, 2010, contained 13 weeks and 14 weeks, respectively.

Subsequent to the end of fiscal 2011, the Company changed its fiscal year-end from the Sunday nearest June 30 of each calendar year to the Sunday nearest December 31, with the change to a fiscal year reporting cycle beginning January 2, 2012. The Company plans to report its financial results for the six month period from July 4, 2011, through January 1, 2012, titled Transition Period 2011, on an Annual Report of Form 10-K and to thereafter file reports for each 12 month period, beginning with the 12 month period ending December 30, 2012. This quarterly report on Form 10-Q is for the first quarter of Transition Period 2011, ended October 2, 2011.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2010, the SEC approved a work plan regarding convergence of US GAAP with International Financial Reporting Standards (“IFRS”) and the time line for the preparation of financial statements by U.S. registrants under IFRS. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed road map, the Company would be required to prepare financial statements in accordance with IFRS no earlier than in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed road map for future developments.

Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on October 2, 2011.

2.	Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations in the accompanying condensed consolidated financial statements. These expenses mainly include costs for certain environmental matters, asbestos claims, and product liability claims. The results of discontinued operations are as follows:

	Three Months Ended
	October 2, 2011	October 3, 2010
Loss from discontinued operations	$(232)	$(392)

The condensed consolidated balance sheet as of October 2, 2011, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to indemnification provisions included in sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	October 2, 2011	July 3, 2011
Raw materials and stock parts	$9,368	$9,341
Work-in-process	1,130	1,338
Finished goods	3,442	3,650
	$13,940	$14,329

4.	Commitments and Contingencies

Litigation—Product Liability

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Company's Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company's insurance carrier and legal counsel has been retained to represent the Company. Magnetek is defending the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  In March 2010, Magnetek's primary carrier, Travelers, denied coverage under a reservation of rights.  This followed the Company's excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers has agreed to continue to pay defense counsel to defend the case and has authorized defense counsel to undertake the defense of the “pass through” vendor PDS.  Plaintiff's claim for damages is unknown at this time. The case is in the discovery phase and no trial date has been set.
The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company's ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company is uninsured, but believes that it has no such liability.  For certain claims, the Company is contractually indemnified against liability, while for other certain claims, the Company is contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations.   The Company aggressively seeks dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.
     Litigation-Patent Infringement and Related Proceedings
As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Nilssen entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  The Company had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek's lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney's fees.  Under the settlement agreement, Nilssen paid to the Company an amount of $0.75 million as attorney's fees as well as a nominal amount for costs.  However, if Nilssen files a Rule 60 Motion and is successful such that ULT ceases to be the “prevailing party” and is no longer entitled to attorney's fees, then the Company is obligated to refund the $0.75 million attorney's fees settlement amount.  At present, further proceedings are stayed pending the outcome of separate appellate matters.
In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involves a claim for breach of professional responsibility arising out of K&E's representation of Magnetek in the patent infringement action, Ole K. Nilssen v Magnetek, Inc. The Company alleges that, as a result of K&E's negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen's patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company is seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. On April 5, 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a then recent Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal has been taken to the Illinois Appellate Court.  On April 7, 2010, the Company filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.8 million, plus any additional damages as may be warranted by the evidence introduced at trial.  On June 7, 2010, K&E entered a motion in federal court to have the Company's complaint dismissed as being “time-barred” or filed beyond the applicable two year statute of limitations.  The Company filed its responsive brief on July 15, 2010, arguing, among other things, that the doctrine of equitable tolling applies effectively suspending the running of the statute of limitations. On June 30, 2011, the Illinois Appellate Court reversed the Circuit Court of Cook County's ruling and remanded the case for further proceedings to the trial court. On August 31, 2011, K&E filed a petition to appeal to the Illinois Supreme Court. On September 19, 2011, the federal court set aside K&E's motion to dismiss as premature pending the state court proceedings.
Litigation-Other
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
In October 2010, the Company received a request for indemnification from Power-One, Inc. (“Power-One”) for an Italian tax matter arising out of the sale of the Company's power electronic group to Power-One in September 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.5 million) for the alleged failure of the Power-One China Subsidiary to timely file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy, in January 2011.  The Company believes the Italian tax claim is without merit and intends to vigorously defend against it.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first three months of Transition Period 2011.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of Transition Period 2011. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
Bridgeport, Connecticut Facility
In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. The Company's leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of the Company's transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. The Company further believes that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.
In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company's amended answer, affirmative defenses and counterclaims.  Sergy amended its complaint to include additional claims against the Company under the Connecticut Transfer Act. The Company's request to add additional potentially responsible parties as defendants was granted by the Court, and the Company filed declaratory judgment complaints against the FOL successor and Merrit Gavin, trustee of the Sergy Trust, a former owner of the Bridgeport facility, seeking a declaration that the obligations that Sergy seeks to enforce against the Company are the obligations of these other parties. In July 2009, the Court granted Gavin's motion to dismiss him from the lawsuit, and in February 2010, the Court granted FOL's motion to dismiss it from the lawsuit, and the Company filed an appeal of such rulings. In January 2011, Sergy and the Company reached an agreement in principle to resolve the lawsuit, including a payment by the Company to Sergy in the amount of $85 thousand.  The Settlement was approved by the Court on September 20, 2011.
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

In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.417 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the condensed consolidated balance sheet as of October 2, 2011.
In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and the Company, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and currently operated by the Company on a voluntary basis. Although a stipulation was entered into by the Company and Sergy relating to the start-up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court.  In July 2009, the Court denied the Company's motion to join Gavin and FOL in the CTCEP lawsuit and also denied the motion to consolidate the Sergy and CTCEP actions. The lawsuit against the Company was settled with the CTCEP by means of a stipulation for judgment in compromise and settlement which was approved by the Court in November 2010.  The stipulation, which included the Company paying the CTCEP $5 thousand, resolves all liability for past activities and requires the Company to conduct limited additional investigation pursuant to an approved work plan.
FOL's inability to satisfy its remaining obligations related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Comprehensive Income

For the three-month periods ended October 2, 2011, and October 3, 2010, comprehensive income consisted of the following:

	Three Months Ended
	October 2, 2011	October 3, 2010
Net income	$1,734	$271
Change in unrecognized pension liability	1,599	1,810
Change in currency translation adjustments	(290)	94
Comprehensive income	$3,043	$2,175

6.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended October 2, 2011, and October 3, 2010:

	Three Months Ended
	October 2, 2011	October 3, 2010
Numerator:
Income from continuing operations	$1,966	$663
Loss from discontinued operations	(232)	(392)
Net income	$1,734	$271

Denominator:
Weighted average shares - basic earnings per share	31,431	31,230
Add dilutive effective of stock based compensation	601	89
Weighted average shares - diluted earnings per share	32,032	31,319

Basic and Diluted:
Income per share from continuing operations	$0.06	$0.02
Loss per share from discontinued operations	$(0.01)	$(0.01)
Net income per share	$0.05	$0.01

Outstanding options to purchase 1.7 million shares of common stock for the three months ended October 2, 2011, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.	Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended October 2, 2011, and October 3, 2010, are as follows:

	Three Months Ended
	October 2, 2011	October 3, 2010
Balance, beginning of fiscal year	$579	$591
Changes in product warranties charged to earnings	228	71
Use of reserve for warranty obligations	(106)	(91)
Balance, end of period	$701	$571

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

8.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended October 2, 2011, and October 3, 2010, follows:

	Three Months Ended
	October 2, 2011	October 3, 2010
Interest cost	$2,419	$2,559
Expected return on plan assets	(2,655)	(2,652)
Recognized net actuarial losses	1,599	1,810
Total net pension expense	$1,363	$1,717

The Company contributed $1.9 million to its defined benefit pension plan in September 2011, representing the final contribution due for the pension plan year 2010.

In February 2011, the Company filed an application with the Internal Revenue Service ("IRS") for a waiver of its minimum funding requirements (contributions) for pension plan year 2011. The amount of the waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final contribution due in September 2012. The waiver request was approved by the IRS in October 2011, and accordingly, the Company has not made any contributions to the plan for plan year 2011, and will not make any contributions for the remainder of Transition Period 2011. Under current funding regulations, actuarial projections indicate that the Company will be required to make quarterly contributions to the defined benefit pension plan of approximately $11.7 million during fiscal year 2012, resuming in April 2012.

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

The Company’s provision for income taxes for each of the three-month periods ended October 2, 2011, and October 3, 2010, includes $230 and $263 of deferred income tax expense related to the increase in the Company’s deferred tax liability related to tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

In December 2010, the Company and Associated Bank entered into a third amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2011; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011; and (iii) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during calendar year 2011.  The commitment amount of Associated Bank remained at $7.5 million under the third amendment to the revolving facility.  There were no amounts outstanding on the amended revolving facility as of October 2, 2011.  The Company is currently in compliance with all covenants of the revolving facility, as amended, and is currently in discussion with Associated Bank regarding an amendment to the revolving facility to extend the term and potentially increase the amount of the facility.

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

Our product offerings for material handling applications include drive systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to original equipment manufacturers (“OEMs”) of overhead cranes and hoists.  We have a significant market share in North America in alternating current (“AC”) control systems and believe we have growth opportunities in wireless radio controls, direct current (“DC”) control systems for retrofit applications and in automating existing manual material handling processes. Our competitive advantages include our diverse bundle of products, our proven technology, our name brand recognition, and our industry expertise. We believe we add value to our customers and end-users of our products by making their operations more efficient, reducing their repair and maintenance costs, and providing our customers with safer workplace environments and energy savings. Our long-term growth prospects for material handling include expanding our sales channel outside of North America, gaining market share, and entering into new markets where we historically have not had a significant presence.

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators primarily for retrofit and modernization projects.  Our competitive advantages include our market expertise, our name brand recognition, and our long-standing customer relationships. We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for both AC and DC applications, expanding the breadth of our product offerings to include competitive products for lower performance AC applications, and using our new product offerings to expand geographically.

Our product offerings for energy delivery applications include power inverters for renewable energy applications, which deliver AC power to the utility grid from generators inside wind turbines, and drive subsystems for underground coal mining applications.  Renewable energy markets have grown rapidly in North America over the past several years as both wind and solar power have become increasingly competitive from a cost standpoint with more traditional methods of power generation, and as state governments have enacted renewable energy portfolio standards.  The credit crisis and economic recession had a worldwide impact on solar and wind projects throughout much of calendar 2009 and into calendar 2010, as these markets are heavily dependent on availability of financing over extended periods of time.  More recently, the concern over financing renewable energy projects has been replaced by concern over the timing and amount of government subsidies that will be available for these projects going forward.

We believe our opportunities in the wind market are limited by the fact that many wind turbine suppliers manufacture their own power inverters. As a result, we view the utility-scale solar market as offering us with better long-term growth prospects, and we are currently developing a power inverter for this market which we expect to introduce in calendar year 2012. While the number of competitors in the solar market is increasing, competitive conditions are far more difficult in the residential and commercial solar markets as compared to the utility-scale market, which is where we intend to focus our efforts. We continue to believe that we can complete the development of our utility-scale solar power inverter in the near future and begin capturing market share in fiscal 2012.

The cost of traditional forms of energy, such as natural gas and coal, will likely continue to impact future demand in renewable energy markets, and coal power still accounts for nearly half of the available electricity produced in the U.S. We have a long history serving this market as a leading independent supplier of AC and DC digital motion control systems for underground coal mining equipment manufacturers in North America. Our products are used on coal hauling vehicles, shuttle cars, scoops, and other heavy mining equipment.

We believe our planned energy delivery product offerings currently in development have us well positioned to take advantage of growth opportunities in renewable energy markets, while our existing product portfolio provides opportunities for growth in our traditional served underground coal mining market.

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 10% on a year-over-year basis, to achieve 30% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our operations and meet our obligations.

Throughout fiscal 2011, we experienced improving conditions and increasing demand in most of our major served markets, both in our traditional industrial markets as well as renewable energy. In addition, we launched a number of new products, introduced enhanced features for existing products, and completed several redesign efforts aimed at reducing our product costs. All of this led to a significant increase in sales, profitability and cash flow in fiscal 2011 as compared to fiscal 2010. The strong momentum established in fiscal 2011 has continued into the first quarter of Transition Period 2011, as demand in our served industrial markets continued to increase during the quarter, and both our new and enhanced product offerings gained greater acceptance in the marketplace. The main exception to our continued growth was in renewable energy, where our primary wind customer rescheduled shipments based upon a slowdown in their business. Aside from that customer-specific issue, we experienced healthy year-over-year sales growth and continued strong incoming orders in our material handling, elevator and mining markets.

Transition Period 2011 first quarter sales were $29.2 million, a 17% increase over prior year first quarter sales of $24.9 million. Transition Period 2011 first quarter gross profit increased to $9.8 million, or 33.6% of sales, compared to $7.5 million, or 30.3% of sales in the first quarter of fiscal 2011, and our pre-tax income from operations increased year-over-year by more than $1.3 million to $2.3 million, or 7.7% of sales.

We currently anticipate solid operating performance in the second quarter of Transition Period 2011, supported by increasing levels of incoming orders received (“bookings”) as well as backlog amounts.  Bookings during the first quarter of Transition Period 2011 (ended October 2, 2011) were $29.2 million, which represented a 17% increase from bookings of $24.9 million in the first quarter of fiscal 2011, and we closed the first quarter of Transition Period 2011 with a total backlog of $21.1 million. Our cash balances increased by $1.6 million during the first quarter of Transition Period 2011, even after contributing $1.9 million in cash to our defined benefit pension plan. In summary, the majority of our key indicators, including order rates, sales levels, profit margins, and cash flows, improved significantly over the levels of one year ago.

We believe that future sustainable growth in profitability is largely dependent upon increased revenue, continued improvement in gross margins, and controlled discretionary spending.  Our past sales growth has been, and we believe future sales growth will continue to be, dependent on strong demand for material handling products, our customers’ ability to obtain financing and willingness to invest in the current economic environment, the successful introduction and increasing acceptance of new products, and our ability to gain market share and grow geographically. Recently there is increasing uncertainty over future economic activity in the U.S. and a growing fear of recession. However, manufacturing activity has been one of the few bright spots of the U.S economy. In the event the U.S. manufacturing continues its moderate expansion into calendar year 2012, sales of our material handling products should continue to increase, which should result in increases in our gross profit and income from operations.  In addition, completion of the development and testing of our solar inverter product should provide us with further incremental growth opportunities.

Further improvement in gross margins is mainly dependent upon not only higher sales volume, but also continued acceptance of recently introduced product offerings by the marketplace, and ongoing successful cost reduction actions related to recently introduced and existing product offerings.  We've been successful in the past in identifying trends in our served markets and timely introducing products to address market needs. For example, in our industrial markets, a long-term trend that has evolved over time is the conversion from DC power solutions to AC power, as AC power has become nearly as efficient as DC power at a lower cost. We have successfully introduced a number of new and modified AC products over the past several years in response to this shift in the marketplace in an ongoing effort to remain competitive and grow our business. We continue to look for ways to expand our product portfolio, to introduce new features, and to reduce our product costs while improving performance, and our success has resulted in gross profit margin achievement consistently in excess of our stated goal of 30%.

We intend to focus our development and marketing efforts on organic sales growth opportunities across all product lines, and are evaluating plans to prudently expand our reach into new geographical areas. We also plan to continue to tightly control our operating expenses to optimize operating leverage and grow our income and cash flow.

Although current forecasts indicate the U.S. economic recovery may be stalling, we believe overall economic conditions in our end markets remains fairly healthy. Other recent events, including the U.S credit rating downgrade, congressional gridlock, global concern over government debt levels, and increasing volatility in the financial markets, could have an unfavorable impact on our business going forward. Macro-economic conditions remain dynamic and fragile, and as a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. Similarly, it remains equally challenging to predict the timing, duration or severity of a future economic slowdown. However, barring a significant decline in demand in our served markets, we expect that we can continue to grow our business through a combination of new product introductions, market share gains, and growing sales levels into new geographical areas.

Discontinued Operations

Certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses include certain expenses for environmental matters, asbestos claims and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements that we entered into when we divested those businesses.

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

Results of Operations - Three Months Ended October 2, 2011, and October 3, 2010

Net Sales and Gross Profit

Net sales for the three months ended October 2, 2011, were $29.2 million, an increase of 17% from the three months ended October 3, 2010, sales of $24.9 million.  The increase in sales was primarily due to higher sales volumes into our material handling, elevator and mining markets, partially offset by lower sales of wind power inverters into renewable energy markets.  Net sales by product line were as follows, in millions:

	Three Months Ended
	October 2, 2011		October 3, 2010
Material handling	$19.4	67%	$12.9	52%
Elevator motion control	5.9	20%	5.4	22%
Energy systems	3.9	13%	6.6	26%
Total net sales	$29.2	100%	$24.9	100%

Gross profit for the three months ended October 2, 2011, was $9.8 million, or 33.6% of sales, versus $7.5 million, or 30.3% of sales, for the three months ended October 3, 2010.  The increase in gross profit as a percentage of sales for the three months ended October 2, 2011, as compared to the three months ended October 3, 2010, was due to increased sales of higher margin material handling and mining products as well as improvement in elevator gross margins due to new product introductions and material cost reductions.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.0 million, or 3.4% of sales, for the three months ended October 2, 2011, comparable to R&D expense of $1.0 million, or 4.0% of sales, for the three months ended October 3, 2010.

Pension expense was $1.4 million and $1.7 million for the three months ended October 2, 2011 and October 3, 2010, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to lower interest costs and better than expected returns on plan assets experienced during fiscal 2011.

Selling, general and administrative (“SG&A”) expense was $5.2 million (17.7% of sales) for the three months ended October 2, 2011, versus $3.9 million (15.7% of sales) for the three months ended October 3, 2010.  Selling expenses in the three months ended October 2, 2011, increased to $2.7 million from $2.1 million in the three months ended October 3, 2010, mainly due to higher volume-related commissions.  General and administrative (“G&A”) expense increased to $2.5 million for the three months ended October 2, 2011, from $1.8 million for the three months ended October 3, 2010, mainly due to higher incentive compensation provisions.

Income from Operations

Income from operations for the three months ended October 2, 2011, was $2.3 million compared to income from operations of $0.9 million for the three months ended October 3, 2010.  The increase in income from operations for the three months ended October 2, 2011, as compared to the three months ended October 3, 2010, was mainly due to higher gross profit earned on sales volume increases in the three months ended October 2, 2011, partially offset by increases in selling and G&A expenses.

Interest Income

Interest income was negligible for the three months ended October 2, 2011 and October 3, 2010.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million for each of the three months ended October 2, 2011, and October 3, 2010.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $2.0 million for the three months ended October 2, 2011, or $0.06 per share on both a basic and diluted basis, compared to income from continuing operations of $0.7 million for the three months ended October 3, 2010, or $0.02 per share on both basic and diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended October 2, 2011, of $0.2 million, or a $0.01 loss per share on both a basic and diluted basis, compared to a loss from discontinued operations of $0.4 million, or a $0.01 loss per share on both a basic and diluted basis, for the three months ended October 3, 2010.  The loss from discontinued operations in the three months ended October 2, 2011, and in the three months ended October 3, 2010, is comprised entirely of expenses related to previously divested businesses.

Net Income
Our net income was $1.7 million in the three months ended October 2, 2011, or $0.05 per share, basic and diluted, compared to net income of $0.3 million in the three months ended October 3, 2010, or $0.01 per share on a basic and diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased approximately $1.6 million during the first three months of Transition Period 2011, from $12.3 million at July 3, 2011, to $13.9 million at October 2, 2011.  Restricted cash balances remained unchanged during the first three months of Transition Period 2011 at $0.3 million.   The primary source of cash during the first three months of Transition Period 2011 was income from continuing operations of $2.0 million, which included non-cash charges aggregating an additional $2.0 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

Cash generated from net reductions in operating assets and liabilities was $0.1 million. Accounts receivable decreased by $1.9 million during the first quarter of Transition Period 2011, due to lower sales volume as well as an improvement in days sales outstanding, which decreased from 53.4 days at July 3, 2011, to 50.7 days at October 2, 2011. Inventories decreased by $0.4 million during the first quarter of Transition Period 2011. Accounts payable and other accrued liabilities decreased by $2.2 million during the first quarter of Transition Period 2011, due to lower accounts payable balances as well as payment of incentive compensation amounts accrued as of July 3, 2011.

The primary uses of cash in the first three months of Transition Period 2011 were $1.9 million in contributions to our defined benefit pension plan, $0.3 million of disbursements related to previously divested businesses and $0.3 million for capital expenditures.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in Transition Period 2011 will exceed $1.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility were collateralized by our accounts receivable and inventory.  We have subsequently entered into three amendments to the revolving facility, the primary purpose of which was to extend the maturity dates of the revolving facility and to broaden the security interest of Associated Bank to include all assets of the Company.

The third amendment to the revolving facility with Associated Bank was executed in December 2010, the purpose of which was to (i) extend the maturity date of the revolving facility to December 15, 2011; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the periods ending March 31, 2011, June 30, 2011 and September 30, 2011; and (iii) establish maximum cash amounts we can contribute to our defined benefit pension plan during calendar year 2011.  The commitment amount of Associated Bank was set at $7.5 million under the third amendment to the revolving facility.  There were no amounts outstanding on the amended revolving facility as of October 2, 2011.  We are currently in compliance with all covenants of the revolving facility, as amended. We are currently in discussion with Associated Bank regarding an amendment to the revolving facility to extend the term and potentially increase the amount of the facility.

Primarily as a result of the decline in interest rates over the past several years and more recent declines in values in equity markets, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We have made contributions to the plan aggregating $38.1 million from April 2008 through September 2011, funded by cash generated from operations and existing cash on hand.  Of that amount, $1.9 million was contributed in September 2011, representing the final contribution for the 2010 plan year. Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $75 million, relatively significant given the Company's current size. Actual future contribution amounts will likely vary from current estimated future contributions, depending on future interest rate levels, values in equity and fixed income markets, and the level and timing of future interim contributions we may make to plan assets.

In response to the level of our projected pension funding obligations relative to our current operating cash flows, we filed an application with the Internal Revenue Service (“IRS”) in February 2011 for a waiver of our minimum funding requirements (contributions) for the pension plan year 2011. The amount of the funding waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final installment due in September 2012. As a result of the pending funding waiver application, we did not make scheduled quarterly contributions of $3.3 million in April 2011 and July 2011. Similarly, subsequent to the end of fiscal 2011, we did not contribute the scheduled quarterly amount of $3.3 million, due on October 15, 2011.

On October 25, 2011, subsequent to the end of the first quarter of Transition Period 2011, we received approval of our waiver request subject to certain conditions proposed by the IRS, primarily that the Company agrees to resume its required quarterly contributions in a timely manner beginning April 15, 2012. As a result of the waiver approval, the 2011 pension plan year scheduled contributions of $17 million will be deferred and amortized with interest over pension plan years 2012 through 2016. The current rate of interest is approximately 6%.

The funding waiver has had significant favorable impact on our cash flow over the past six months, as cash balances have increased by more than $8 million during that time, and should further strengthen our balance sheet by providing a favorable impact on our future cash flow for the next six months.

Under funding regulations and considering the impact of the funding waiver, current actuarial projections indicate that we will be required to resume making quarterly contributions to the plan of approximately $3.9 million in each of April 2012, July 2012, and October 2012, aggregating $11.7 million for fiscal 2012 (from January 2012 through December 2012, our recently adopted fiscal year).

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended July 3, 2011, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading  “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at October 2, 2011. However, we do have significant pension liabilities and funding obligations which vary as interest rates change. We used an average interest rate of 5.45% in determining our aggregate funding obligations of approximately $65 million as of July 3, 2011, disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.  Our aggregate funding obligations as of October 2, 2011, are estimated at $75 million using an average interest rate of 4.95%.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at October 2, 2011, or October 3, 2010.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of October 2, 2011; and (ii) no change in internal control over financial reporting occurred during the quarter ended October 2, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended October 2, 2011.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and there were no repurchases of equity securities during our fiscal quarter ended October 2, 2011.

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

MAGNETEK, INC.
(Registrant)

Date:	November 16, 2011	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	November 16, 2011	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)