Form 10-KT
period 2012-01-01
MAGNETEK, INC.
filed 2012-03-15
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[ X ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 4, 2011, through January 1, 2012

 Commission file number 1-10233
MAGNETEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
N49 W13650 Campbell Drive Menomonee Falls, Wisconsin	53051
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (262) 783-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	The NASDAQ Global Select Market The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ]	No [X]
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
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $8.61 per share as reported by the NASDAQ Stock Market, on January 1, 2012 (the last business day of the Company’s most recently completed second fiscal quarter), was $26,514,418.  Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the Registrant’s Common Stock, as of February 20, 2012, was 3,158,717 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. definitive 2012 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the transition period ended January 1, 2012, are incorporated by reference into Part II and Part III of this Form 10-K.

The Company has historically used a 52-53 week fiscal year ending on the Sunday nearest June 30.  Subsequent to the end of fiscal 2011, the Company changed its fiscal year-end from the Sunday nearest to June 30 of each calendar year to the Sunday nearest to December 31, with the change to a calendar year reporting cycle beginning January 2, 2012. This Transition Report on Form 10-K reports our financial results for the six month transition period from July 4, 2011 through January 1, 2012. Fiscal year 2011 contained 53 weeks.  Fiscal years 2010 and 2009 each contained 52 weeks.

Index

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K, including documents incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project” and “predict”, or similar words and phrases generally identify forward-looking statements. Forward-looking statements contained or incorporated by reference in this document, including those set forth in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 1 of this Transition Report on Form 10-K entitled “Business” include, but are not limited to, statements regarding our plans, objectives, goals, strategies, future events, future sales or performance, projections of revenues, income or loss, capital expenditures, plans for future operations, products or services, legal issues, financing needs or expectations, and other information that is not historical information, as well as assumptions relating to the foregoing.  All forward-looking statements are based upon our current expectations, beliefs, projections and assumptions.

Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond the control of the Company and which cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include, but are not limited to, economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in electronics, industrial equipment and energy markets, international sales and operations, dependence on major customers, increased material costs, risks and costs associated with acquisitions, litigation and environmental matters and the risk that the Company’s ultimate costs of doing business exceed present estimates. A discussion of these and other specific risks is included in Part I, Item 1A. “Risk Factors” of this Transition Report on Form 10-K. Forward-looking statements contained in this Transition Report speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. The Company does not have an obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 1.  BUSINESS

General
Magnetek, Inc. (“Magnetek,” the “Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, mining, and renewable energy applications. Magnetek is listed on the NASDAQ Global Market (Nasdaq: MAG) and was founded in 1984, however, certain businesses we have acquired have a long history of technical innovation that predates the founding of Magnetek. Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. Over the past ten years, we have successfully transitioned the Company from a component supplier to a provider of systems solutions. Today much of our focus is on developing and introducing innovative electronic drive solutions that both enhance our customers' operational efficiency and save energy. Our products are sold directly or through manufacturers' representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end users for repair and replacement purposes. We operate in a single segment, Digital Power Control Systems. Revenue and profit information, additional financial data, and commentary on recent financial results, which are provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8. “Financial Statements and Supplementary Data” of this Transition Report on Form 10-K, should be read in conjunction with this section.
We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital direct current (“DC”) motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for energy delivery applications, including motion control systems for mining equipment and power inverters for renewable energy applications. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, the location of our headquarters.
Our goal is to expand our position in markets offering long-term stability, excellent growth potential, and profitability. Our primary focus is on markets where we can apply both our industry expertise and our systems integration model to add

Index

value to our customers by improving their productivity, throughput, energy efficiency, or safety, while reducing labor costs, down time, and maintenance costs.
Product Offerings
Magnetek is a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. Our material handling products include alternating current (“AC”) and DC drive systems, radio remote controls, push-button pendant stations, and braking, collision-avoidance, and power delivery subsystems. We are a major supplier in North America of AC control systems. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions.
Magnetek also designs, builds, sells, and supports elevator application-specific drive products that efficiently deliver power used to control motion, primarily in high-rise, high speed elevator applications. We are recognized as an industry leader for DC high performance elevator drives, as well as for AC drives used with low and high performance traction elevators, due to our extensive application expertise and product reliability. Our elevator product offerings are comprised of highly integrated subsystems and drives, sold mainly to elevator OEMs. In addition, our product options include a number of regenerative controls for both new building installations and elevator modernization projects that help building owners save energy. We have over 70,000 elevator drives currently in operation worldwide.
Magnetek's energy delivery product offerings include power inverters used in renewable energy applications, primarily for the wind and solar markets, as well as power control systems for mining applications. Our inverters convert DC power from renewable energy sources to utility-grade AC power and provide power conversion solutions ranging from 650 kilowatts to multi-megawatts. We believe there are revenue growth opportunities in the utility-scale solar market, which is expected to grow rapidly in North America as solar power becomes increasingly competitive from a cost standpoint with more traditional methods of power generation. We are also a leading independent supplier of AC and DC digital motion control systems for underground coal mining equipment. Our systems are used in coal hauling vehicles, shuttle cars, scoops, and other heavy mining equipment. We estimate that we have an installed base of over 10,000 drive systems operating in mining equipment throughout the world.
We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing and emerging markets for digital power-based systems, such as renewable energy, particularly in the utility-scale solar market.
Growth Drivers in our Served Markets
We believe that future demand for our products will be aided by certain trends that we expect to drive growth in our served markets, including the following:
Focus on Increasing Efficiency and Productivity
In response to increasingly competitive economic conditions, many manufacturers seek to increase productivity and efficiency while controlling costs, and many of our product offerings enable our customers to achieve these goals. Our variable frequency AC drive products and DC digital controls are highly reliable, operate at high speeds, and improve production output, while reducing labor and maintenance costs. Technology advancements in control products and engineering enable us to convert manual processes and systems to automated systems, providing a wide range of benefits, including labor and space savings, improved productivity, efficient material flow, more accurate positioning, and safer operation. As a result, we can demonstrate many opportunities to improve our customers' operations and provide them with quantifiable, and in many cases, significant returns on invested capital.
Growing Energy Needs and Focus on Energy Efficiency
Total global energy consumption is projected to increase nearly 60% by the year 2030 according to the U.S. Department of Energy ("DOE"). The vast majority of energy consumed today comes from traditional energy sources such as coal, oil and natural gas. Over half of the electricity used in the U.S. today comes from coal, and world energy use derived from coal sources is projected to increase nearly 50% through 2030, per the DOE. Growing concern over both the supply of traditional energy sources and the level of carbon emissions has led to growing acceptance of, and increased investment in, alternative energy solutions, primarily from renewable sources. The convergence of energy needs and environmental concerns should result in significant future growth in both traditional energy markets as well as renewable energy markets. We have a wide variety of product offerings across all of our major served markets which are engineered to efficiently use available power, or which convert energy to usable power in an energy efficient manner. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for more than 20 years. More recently we've developed and introduced power inverters which convert DC power from renewable energy sources to utility-grade AC

Index

power. In addition, our regenerative elevator drives can provide energy savings of 25% to 45% over other elevator solutions. We believe our energy efficient product offerings have us well positioned to benefit from the expected growing demand for energy and energy efficient solutions in the future.
Shift from Electro-Mechanical Control to Digital Power Control
Fairly recent technological advancements have resulted in a shift away from electro-mechanical control to digital power control. For example, just a few years ago, cranes relied mainly on contactors, relays, and static controls for their operation, whereas today, AC and DC drives are the preferred method of control. Improvements in drive technology have also allowed for the downsizing of power platforms and the inclusion of many high-performance features valued by the marketplace. AC power control is generally used for new installations in overhead material handling systems, elevators and mining equipment. However, DC drive solutions are also a viable alternative for existing installations that wish to retain existing DC power sources. We believe this trend will benefit us in the future as our primary core competency is in digital power control.
Conversion to Wireless Applications
Many industries, including the overhead material handling, mobile hydraulic, construction, and mining markets, are rapidly adopting remote wireless control solutions. While wireless control has been available for a number of years, technology has improved significantly in recent years, enabling enhancements that have resulted in products that are safer, more reliable, ergonomically designed, versatile, and cost-effective. Over the past several years, through both acquisition and internal development, we have invested in expanding the breadth of our wireless control product offering, which we believe will help us to meet demand, increase market share, and enter new markets in this growing field.
Modernization and Upgrade of Existing Equipment
Overhead cranes, elevators, mining equipment, and renewable energy installations represent significant investments in capital which in most cases operate under severe duty and in some cases, in harsh environments. Many of the structural components of these systems are manufactured to withstand significant mechanical forces, and to have useful lives in excess of 30 years. For example, it is not uncommon to find cranes that are more than 50 years old still operating today, or elevators or mining equipment operating with aging and inefficient power control equipment. Rather than scrap structurally sound but outdated equipment, it is often more cost-effective to modernize the equipment to meet current operational needs by upgrading the power control systems. Our current drive technology along with our application expertise can provide reduced energy consumption, greater reliability, improved throughput, lower operational costs, enhanced features, and prolonged equipment life over older drive technology. We believe our large installed base of product combined with our industry expertise provides us with opportunities to expand our business through modernization projects.
Systems Solutions
In an effort to reduce costs and streamline operations, many customers are recognizing increased value in consolidating purchasing requirements with suppliers who can provide increasingly integrated solutions. We can benefit from this trend as we can bundle a wide breadth of products together with engineered services to provide customer-specific solutions that will result in reduced installation costs as well as lower operating and maintenance costs for our customers. In many of our served markets, we can provide turn-key service, including project evaluation, project management, installation services, field start-up, operator training, and after-sales service and systems support.
Communication and Diagnostic Features
In many electrical applications today, electronic devices controlled by microprocessors are increasingly being networked together, resulting in smart devices with greater productivity and user benefits.  This trend is not lost on control systems for industrial applications.  The benefits of this trend include lower installation costs, better monitoring of performance, improved integration with supervisory systems and improved uptime.  We believe the power of embedded and connected microprocessors within our power electronic devices provide a tremendous benefit for users at all levels from maintenance to production to finance.
Safer Workplace Environments
In an effort to comply with increasing workplace safety regulations and to reduce ongoing costs associated with health insurance, workplace accidents, and workers' compensation expenses, many employers are focused on providing safer workplace environments. We offer a vast number of optional features that can further enhance workplace safety and reduce the risk of accidents and personal injury, including collision avoidance software, programmable acceleration and deceleration, and other safeguards that prevent overheating, eliminate load swing, and prevent uneven lifting.

Index

Competitive Strengths
We believe that we benefit from competitive advantages in the following areas:
Technological Capabilities and Industry Expertise
We emphasize and leverage our ability to provide customized solutions for power and motion control applications through digital power‑electronic technology. We have a long history of technical innovation and a highly skilled and experienced technical staff. Our technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, utility grid connectivity, and the application of microprocessors, digital signal processors and software algorithms in the development of smart power products. We are widely recognized for our expertise in our served markets, regularly hosting training and technology seminars for customers and end users. We believe we are at the forefront of innovation in the industries we have traditionally served, continuously developing new products to provide cost-effective, value-added solutions to meet the changing needs of our customers. In addition, we have been successful in leveraging our power control expertise to develop innovative power solutions for entry into new markets, including renewable energy.
Customer and End-User Relationships
We have established long-term relationships with major manufacturers of cranes and hoists, elevators and mining equipment, among others. We believe that these relationships have resulted from our reliability and responsiveness, readiness to meet special customer requirements based on innovative technology and application expertise, and the quality and performance of our products, all of which ultimately adds value to our customers by improving their operations and reducing their costs.
Product Breadth and Brand Name Recognition
We provide a wide variety of products in most of our major served markets, and we are among the leaders in the U.S in many of our served markets. For material handling customers, we serve as a one-stop source, providing a full range of AC and DC crane controls as well as subsystems, including radio controls, push-button stations, motors, brakes and power delivery products. For elevator customers, we offer both AC and DC integrated digital motion control subsystems for mid- to high-rise buildings at varying speed and performance levels. Our elevator control systems can be found in many of the world's most recognizable buildings. Over the past several years, we've introduced a number of new innovative products to further broaden our product offerings, including severe duty AC traction drives for mining applications, regenerative AC and DC drives for elevator applications, and a new generation of lower-cost AC elevator drives for mid-rise applications. In renewable energy, we are gaining recognition and recently completed development and testing of a one mega-watt solar inverter, further diversifying our renewable energy product portfolio.
Our brand names, including Telemotive, Electromotive Systems, Omnipulse, Impulse, Enrange, Mondel, E-Force, M-Force, and Quattro, are among the most known and respected in the industries we serve. We believe our strong brand name recognition enables us to retain and leverage existing customer relationships while also providing opportunities to gain market share with new customers and grow our business by entering new markets.
Sales Channels
Our sales force is comprised of a combination of direct employees, sales representatives and distributors. Although we sell our products to OEMs, our sales and marketing efforts are also aimed at gaining end-user specification. Our sales and marketing team is focused on targeted markets, and has extensive experience and a great deal of application expertise in those markets. We believe that our well established sales network constitutes a significant competitive advantage in the North American marketplace.
Large Installed Base with Proven Technology
Our many years of experience combined with leading share positions in our served markets has resulted in a significant installed base of our products operating in material handling systems, elevators, and mining equipment around the world. We believe the large installed base of our quality products not only demonstrates our technical capability and expertise, but also serves as a potential source for future business from service, repair, retrofit and modernization opportunities. As production requirements change and existing installed equipment ages, reliability may deteriorate, resulting in reduced productivity, increased down time, unscheduled repair costs, and safety issues. In these situations, it is often prudent to replace and upgrade power control systems with state-of-the-art controls that can meet present operational needs, enhance performance, and prolong the life of the equipment.

Index

After-Market Service and Support
We have a highly trained team of experienced service technicians dedicated to aftermarket support to provide prompt service to end users of our products, 24 hours a day, every day of the year. We believe we are able to attract and retain customers in part due to our commitment to quality, service and customer satisfaction.
Strategy
Invest in Innovation and New Product Development
We continue to invest in research and development (“R&D”) in an effort to grow our business, periodically refreshing our product offerings and developing new products and services to address the changing needs of our customers. Developing and offering a broad range of products for each of our served markets is an integral part of our strategy. We make innovative modifications to existing products in an effort to add features and special application software that improves performance. For example, we recently launched a new series of drives for material handling applications which provides our customers with a more cost-effective solution with enhanced safety and performance features. We continue to expand our bundling opportunities in material handling by combining a wireless radio with a radio drive serial interface (“RDSI”). An RDSI module allows users to communicate directly with the crane control system remotely, providing improved diagnostic and trouble-shooting information.
We believe opportunities for growth exist in available elevator markets through the expansion of the breadth of available product offerings to include competitive low-end products for lower performance AC applications. We also believe opportunities for growth exist in available elevator and mining markets through the introduction of new energy-saving product offerings. Over the past several years, we've developed an AC version of our Quattro regenerative elevator drive, and a severe duty AC traction drive for mining equipment.
In renewable energy, we used our years of know-how gained in the fuel cell inverter market to develop a power inverter for the wind market, and we grew our sales of wind inverters quite rapidly in recent years. As conditions in the wind market began to deteriorate, we made a strategic decision to allocate resources toward the development of utility-scale power inverters for the solar market using our wind inverter platform, in an effort to diversify both our customer base and our product portfolio in renewable energy. We believe the North American solar market offers us the best growth opportunities in renewable energy, particularly at the large-scale end of the market, and we've made significant progress toward entering the market in fiscal 2012.
Gain Market Share in Served Markets
Our long-standing customer relationships, sales network, and end user relationships provide us with insights into our served markets that help us to anticipate changes in market conditions and customer requirements. We believe we can leverage our close relationships with our channel partners to grow our business by further enhancing strategic partnerships with key customers. We also believe we can use our knowledge and application expertise to increase our share in our served markets by expanding our level of sales with existing customers and by providing value-added solutions to displace our competition.
Entry into New Markets
We continue to seek to grow our business by migrating our proven technology and application expertise into new markets. Over the past several years, we've strategically allocated R&D, sales, and marketing resources to markets such as wind and solar in renewable energy, and automation and mobile hydraulic in material handling in an effort to understand the dynamics and requirements of those markets. We've had success in growing our business in renewable energy, automation, and mobile hydraulic markets, and will continue to look for opportunities where we believe we can take advantage of our competitive strengths to enter into and gain share in new markets.
Expand Geographically
We have leading North American market positions and derive the majority of our revenue from North American, and more specifically, U.S. customers. We believe that certain non-U.S. markets can provide us with compelling growth opportunities for certain of our products. We also believe that, with our commitment to technological innovation and our demonstrated ability to reduce our customers' costs and improve efficiency, our business model may transfer well to markets outside the U.S. where cost-effective, high quality, reliable power solutions are also valued. In addition, certain of our customers are increasing their global footprint, which could provide us with opportunities to partner with them and service those customers locally. We intend to evaluate these opportunities, and prudently allocate sales resources to those markets outside the U.S. where we think we have the best growth prospects relative to the level of investment required to enter the market.

Index

Generate Sufficient Cash to Fund our Growth Initiatives and our Obligations
Our business has consistently generated positive cash flow from operating activities, prior to funding pension obligations, even during periods of economic downturns by focusing on controlling our costs and effectively managing our working capital. Since January 2007, our unrestricted cash balances have increased from $7 million to more than $20 million at the end of December 2011. During that time, we've contributed more than $38 million to our defined benefit pension plan and endured some of the worst economic conditions since the 1930's. In addition, we've continued to spend approximately $4 million annually on R&D activities aimed at growing our business through innovative new product introductions and entry into new markets. Our sales have grown from $88 million in fiscal 2007 to $110 million in fiscal 2011, and to an annualized rate of $117 million in transition period 2011. We intend to continue to focus on tight cost control and asset management while continuing to prudently invest in our business to drive future growth, in an effort to maximize our profitability and cash flow.
In summary, we will continue to pursue internal growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically. We may also selectively pursue external growth through acquisitions in our served or related markets, adding products, technology, market opportunities or capabilities that complement our existing business. Our focus over the next 12 months will be directed toward aligning our resources and investments with the best growth opportunities, maximizing those opportunities through new product introductions and penetration of new markets. At the same time, we'll strive to effectively manage our cost structure and our assets to optimize cash flow and profitability.

Seasonality

Our power control systems for material handling applications represented nearly 67% of our revenue in transition period 2011.  Sales of these products tend to follow capital budgeting and spending patterns of the customer base.  As a result, our revenues are generally strongest in our June and December fiscal quarters, with relatively lower revenues in our March and September fiscal quarters.

Backlog

Our backlog as of the end of transition period 2011 was $17.9 million versus $21.0 million at the end of fiscal 2011, six months earlier.  The decline in our backlog during transition period 2011 was mainly due to a slowdown in our incoming order rate during the December holiday period as well as a decline in our renewable energy backlog. While we use our backlog figure as an indicator of future sales activity, we have historically had a significant amount of revenue derived from orders that are booked and shipped within the same reporting period.  We expect most of the orders in our backlog to be filled during fiscal 2012.
Competition
Our primary competitors include: Konecranes Inc., Power Electronics International, Inc., Cattron Group International, Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, Yaskawa, KEB GmbH, Fujitec, Advanced Energy Industries, Inc., SMA Solar Technology AG, and SatCon Technology Corporation. Some of these companies have substantially greater financial, marketing and other resources, larger product portfolios and greater global reach than us.

Suppliers and Raw Materials

Virtually all materials and components that we purchase are available from multiple suppliers.  During transition period 2011, raw material purchases accounted for approximately 75% of our total cost of sales.  Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses.  We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products by, among other things, adding features or reducing costs, and customizing or modifying products to meet customers’ specific needs.  Total research and development expenditures were approximately $2.1 million, $4.4 million, $3.8 million and $3.5 million for the six-month transition period 2011 and our 2011, 2010 and 2009 fiscal years, respectively.

Index

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

International Operations

International sales accounted for $7.3 million, or 12% of our net sales, while domestic sales were $51.4 million, or 88%, of our net sales in transition period 2011.  We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. sold to purchasers outside of the U.S.   For our 2011, 2010 and 2009 fiscal years, revenues derived from domestic sales were $97.6 million, $71.1 million and $84.4 million respectively, and revenues derived from international sales were $12.2 million, $9.5 million and $13.8 million, respectively.  We hold assets in Canada and the United Kingdom totaling $5.7 million, of which $3.6 million are held in Canada and $2.1 million are in the United Kingdom.

Employee Relations

As of February 20, 2012, we had 129 salaried employees and 201 hourly employees, none of whom were covered by collective bargaining agreements with unions.  We believe that our relationships with our employees are favorable.

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

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during transition period 2011 or in fiscal years 2011, 2010 or 2009.

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in transition period 2011 or in fiscal years 2011, 2010 or 2009.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

For a discussion of environmental-related litigation matters in which we are engaged, please refer to Item 3 - “Legal Proceedings” of this Transition Report on Form 10-K.

Index

Supplemental Information-Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company, each of whom serves a one year term of office, as appointed by the Board of Directors.

Name	Age	Position
Peter M. McCormick	51	Director, President and Chief Executive Officer
Marty J. Schwenner	51	Vice President and Chief Financial Officer
Scott S. Cramer	59	Vice President, General Counsel and Corporate Secretary
Michael J. Stauber	38	Vice President, Corporate Controller
Hungsun S. Hui	49	Vice President, Operations

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

ITEM 1A. RISK FACTORS

Our future results of operations and the other forward-looking statements contained in this Transition Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve a number of risks and uncertainties.  In particular, the statements regarding future goals and strategies, opportunities for growth in certain markets, new product introductions, penetration of new markets, projections of sales revenues, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

Index

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

Current economic conditions, primarily in the U.S., may adversely affect our served markets, our business, demand for our products and our results of operations and cash flows

Demand for our products, which impacts our revenue and gross profit, is affected by general business and economic conditions as well as by changes in customer order patterns.  Beginning in fiscal 2008 and continuing throughout fiscal 2009 and much of our 2010 fiscal year, worldwide economic conditions deteriorated due to the effects of the subprime lending crisis, credit market crisis, general concerns about the health of the financial and banking industries, increased unemployment, decreased consumer and business confidence, and liquidity concerns.  This resulted in overall adverse business conditions, slower economic activity and reduced corporate profits and capital spending levels.  These conditions resulted in reduced demand for our products, and also made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities.  While economic conditions improved significantly in 2011 and demand in our served markets recovered from the levels of the previous year, the current state of the economic recovery is fragile, volatile and quite dynamic.  We cannot predict the timing, duration or strength of any economic recovery or the timing, duration or severity of a subsequent economic slowdown, worldwide, in the U.S., or in the specific end markets we serve. In the event of a future prolonged slowdown in economic activity, our business, financial condition, results of operations and cash flows could be adversely and materially affected. Additionally, our stock price could decrease if investors have concerns that our business and financial condition will be negatively impacted by a continuing or recurring economic downturn.

We operate in a highly competitive industry

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

Our future sales growth is partially dependent on the successful introduction of new products

Achievement of our Company objectives of sales growth of at least 10% on a year-over year basis and gross margins in excess of 30% are in part dependent upon the successful introduction of new products, acceptance of these new products by customers in those markets, and successful cost reduction efforts related to new products.  Any delay in introduction of new products, customer acceptance of new products, or cost reduction actions could have an adverse impact on our financial position or results of operations.

Changes in technology could reduce demand for our products

We believe that our intellectual property is equal or superior to our competitors’ and we do not know of any new technologies that could cause a shift away from digital power electronic solutions.  However, major advancements in digital power electronic technologies by competitors or the advent of technologies obviating digital power-electronic solutions could have an adverse effect on our financial position or results of operations.

The loss of one or more major customers could adversely affect our results of operations or financial condition

We rely on several large customers for a significant portion of our sales.  While we have taken actions to diversify our customer base, we have one customer whose purchases from us represented approximately 10% of our net sales in transition period 2011.  The loss of this customer or significant decreases in this customer's levels of purchases could have an adverse effect on our business and on our results of operations.

Index

Certain of our competitors have substantially greater resources than us

We compete with crane and hoist drive manufacturers and drive system integrators, radio control manufacturers, elevator drive manufacturers and control system integrators, mining machinery drive builders, and power inverter builders.  The total number of such enterprises with whom we compete directly is believed to be fewer than 100.  However, certain of our competitors are significantly larger and have substantially greater resources than we do, and some are global in scope, whereas we currently compete primarily in the North American market.

We have significant pension liabilities and funding obligations

Our defined benefit pension plan was significantly underfunded as of January 1, 2012, due primarily to reductions in interest rates, which impact the discount rate used to estimate the net present value of our pension obligations.  Current actuarial estimates indicate that we will be required to make significant contributions to our defined benefit pension plan, which may consume the majority of our cash generated from operations for the next several years.  As a result, we may be required to seek additional sources of cash to fund our operations and required pension contributions.

In addition, volatility in interest rates, investment returns and other factors could adversely affect the funded status of our pension plan in the future and require that we contribute additional cash to the pension plan over and above the amounts currently estimated.  Such volatility could also increase pension expense in periods beyond fiscal 2012.

We may seek additional capital through private or public sales of equity, debt or convertible debt securities, which could have negative effects on our existing investors

We may seek to raise additional funding through equity or certain forms of debt financing in the future that could dilute the percentage ownership held by existing stockholders. In addition, new investors may demand rights or privileges that are preferable to, or senior to, those of our existing stockholders, such as interest payments, dividends or warrants, as a condition to completing a transaction that provides us with capital.

We may have limited access to additional financing

Macroeconomic conditions several years ago led to volatility in security prices, the failure of financial institutions, diminished liquidity and credit availability, and deflation in the valuation of investment vehicles across varied asset classes.

In the event capital and credit markets again become illiquid and the availability of funds becomes limited, we could incur increased costs associated with future equity or debt financing transactions. Our ability to access the capital and credit markets may be limited by these or other factors unique to our Company.  Limited access to financing opportunities in the future could have a material adverse impact on our ability to fund our operations or meet our corporate obligations.

We are subject to credit risk

We are exposed to the credit risk of our customers, including risk of bankruptcy, and are subject to losses from uncollectable accounts receivable.  If the financial condition of any of our customers deteriorates and impairs their ability to make payments, we could incur future write-offs of accounts receivable that could have a material impact on our financial position, results of operations or cash flows.

We are reliant on suppliers

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

We may face claims of infringement on the intellectual property of others, or others may infringe upon our intellectual property

Our future success depends in part on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action

Index

to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others.  Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition.  In addition, we could be adversely affected financially should we be judged to have infringed upon the intellectual property of others.

We may suffer losses resulting from legal and environmental issues

Our results of operations could be adversely impacted by pending and future litigation, including claims related to, but not limited to, product liability, patent infringement, contracts, employment and labor issues, personal injury and property damage, including damage to the environment.

In some cases, we have agreed to provide indemnification against legal and environmental liabilities and potential liabilities associated with operations that we have divested, including certain motor, generator, lighting ballast, transformer, drive and power supply manufacturing operations.  If we are required to make payments under such indemnification obligations, such payments could have a material adverse impact on our financial position, results of operations or cash flows.  Further, we have been indemnified against potential legal and environmental liabilities and potential liabilities associated with operations that we have acquired, including lighting ballast, transformer, capacitor and crane brake manufacturing operations that were subsequently divested.  If not borne by the indemnifying party, such liabilities, if any, could be borne by us and have an adverse effect on our financial position or results of operations.

Ordinary transfers of our common stock between shareholders could result in an ownership change as defined in Section 382 of the Internal Revenue Code, limiting our ability to fully utilize our net operating loss carryforwards for U.S. federal tax purposes

We had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $219 million as of January 1, 2012.  Our NOLs have carryforward periods of 15 to 20 years with expiration dates ranging from 2013 to 2030.  We anticipate that no federal income tax liability (other than alternative minimum tax) would be recorded if and when we generate U.S. taxable income and such carryforwards are utilized.

We periodically evaluate whether ordinary transfers of our common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  Based on available information, we have determined that no such ownership change has occurred.  If such ownership change had occurred, utilization of the Company’s NOLs would be subject to annual limitation provisions per the Internal Revenue Code and similar state laws. Such annual limitations could defer the utilization of NOL carryforwards and accelerate payment of federal income taxes, and could result in the expiration of a portion of the NOL carryforwards before utilization. An ownership change under Section 382 of the Internal Revenue Code would not have a material adverse effect on our results of operations or financial position, as we have provided a full valuation allowance against substantially all of our deferred tax assets.  Ordinary transfers of our common stock between shareholders in future periods could result in an ownership change in such periods and accordingly, at that time, limit the utilization of our NOLs as described above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Magnetek’s headquarters and each of our manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2015	155,000	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2016	11,180	Power control systems manufacturing
Pittsburgh, Pennsylvania	2016	11,400	Power control systems manufacturing
Canonsburg, Pennsylvania	2012	5,000	Power control systems manufacturing

We believe our facilities are in satisfactory condition and are adequate for our continuing operations.

Index

ITEM 3.  LEGAL PROCEEDINGS

We are involved from time to time in legal actions for product liability and other matters that arise in the ordinary course of our business. We are also involved in legal actions associated with our discontinued business operations, including product liability, asbestos-related liability and environmental proceedings relating to cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. It is not possible to predict with certainty the outcome of any of these unresolved legal actions or proceedings or the range of possible loss or recovery. A discussion of these matters appears in Note 11 of the Notes to Consolidated Financial Statements, including a discussion of whether or not these unresolved matters will have a material impact on our financial position or results of operations.
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
We have been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations we previously acquired, but which are no longer owned. During our ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, we believe that we have no such liability.  For such claims, we are uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations.   We aggressively seek dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.
We also filed claims in the Federal-Mogul bankruptcy proceedings to recover attorney's fees for the defense of asbestos-related claims. In May 2007, we entered into a settlement agreement with Federal Mogul under which we were entitled to receive amounts from a settlement trust established under Federal-Mogul's reorganization plan and funded by insurance proceeds. We were entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing our bankruptcy claims and objections to the reorganization plan and execution of certain releases. Through January 2009, we received payments totaling $5.5 million, the maximum amount to which we were entitled.  The consolidated statements of operations include $0.5 million of income from the settlement trust in results of discontinued operations for fiscal year 2009.  This amount represents primarily the recovery of previously incurred legal fees for the defense of these asbestos related lawsuits.  Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies. Federal-Mogul, other defendants and we filed responsive pleadings and motions relating to the case, and the court granted the motions to stay the declaratory judgment action. Some of these insurers appealed such ruling but the ruling was upheld on appeal in November 2008.
Given the nature of the above issues, uncertainty of the ultimate outcome, and inability to estimate the potential loss, no amounts have been reserved for these matters.
Litigation—Patent Infringement and Related Proceedings

In August 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involved a claim for breach of professional responsibility arising out of K&E's representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. We alleged as a result of K&E's negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen's patent claim unenforceable or invalidated his patent, we suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. We were seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys' fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. On

Index

April 5, 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The court relied upon a then recent Illinois appellate decision in which the court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal was taken to the Illinois Appellate Court.  On April 7, 2010, we filed a substantially identical complaint in the United States District Court for the Northern District of Illinois. On June 30, 2011, the Illinois Appellate Court reversed the decision of the Circuit Court of Cook County and remanded the case to the trial court.  K&E filed a petition for rehearing with the Appellate Court which request was denied on July 28, 2011. On August 31, 2011, K&E filed its petition for leave to appeal to the Illinois Supreme Court. Following a December 2011 mediation, on January 9, 2012, we entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a settlement payment to us in the amount of $5 million. The federal proceeding was dismissed on January 22, 2012 and the Illinois Supreme Court proceeding was dismissed on January 23, 2012. We entered into the settlement agreement to eliminate the uncertainties, burden and expense of further litigation. We will record the settlement payment as a gain in discontinued operations in the first quarter of fiscal 2012.
As we previously reported, Universal Lighting Technologies, Inc. (“ULT”) and Nilssen entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  We had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek's lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney's fees.  Under the settlement agreement, Nilssen paid to Magnetek an amount of $0.75 million as attorney's fees as well as a nominal amount for costs.  However, if Nilssen's Rule 60 Motion was successful such that ULT ceased to be the “prevailing party” and was no longer entitled to attorney's fees, then we would have been obligated to refund the $0.75 million attorney's fees settlement amount.   On November 22, 2011, the court ordered the Rule 60 motion be denied and, as a result, Nilssen's potential claim to a refund of the attorney's fees settlement amount has been extinguished.  As a result, we recorded a gain of $0.75 million in discontinued operations in the three-month period ended January 1, 2012.
Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against us and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of our former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.6 million) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. ("Power-One") in October 2006. The claims against us mainly relate to a change of control agreement and a restricted stock grant. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against us as invalid. Mr. Canova retains the right to appeal the ruling or commence a new proceeding.
In October 2010, we received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of our power electronics group to Power-One in October 2006. With a reservation of rights, we affirmed our obligation to indemnify Power-One for certain pre-closing taxes.  The sale included our Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.4 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods.  We believe the Italian tax claims are without merit and intend to vigorously defend against them.
Litigation - Environmental Matters

From time to time, we have taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and

Index

limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during transition period 2011 or fiscal years 2011, 2010 or 2009.
We have also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in transition period 2011 or fiscal years 2011, 2010 or 2009.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.
Bridgeport, Connecticut Facility

In 1986, we acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify us against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Our leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of our transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and we filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. We believe that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, we entered into an agreement with FOL involving the allocation of certain potential tax benefits and we withdrew our claims in the bankruptcy proceeding. We further believe that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.
In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, Fairfield, Connecticut, alleging that we are obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in our amended answer, affirmative defenses and counterclaims.   In January 2011, we reached an agreement in principle with Sergy to resolve the lawsuit.    The court approved the settlement by way of a stipulation for judgment in compromise and settlement on September 20, 2011 which included a payment by us to Sergy in the amount of $85 thousand subject to certain holdback arrangements securing obligations of Sergy to support groundwater remedial measures.
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including us, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from us relating to site investigations and remediation. We retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, we submitted our site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The DEP agreed to the scope of our work plan in November 2010.  We have recorded a liability of $0.6 million related to the Bridgeport facility, representing our best estimate of site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of January 1, 2012.
In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford, Connecticut, seeking injunctive relief against Sergy and us, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and operated by us. Although we entered into a stipulation with Sergy relating to the start-up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September 2008, the Hartford Court ordered the case transferred to the Waterbury Court. The lawsuit against us was settled with the CTCEP by means of a stipulation for judgment in compromise and settlement which was approved by the court in November 2010.  The stipulation, which included payment by us to the CTCEP of $5 thousand, resolves all liability for past activities and requires us to conduct limited additional investigation pursuant to an approved work plan.

Index

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on our financial position, cash flows or results of operations.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 20, 2011, our common stock began trading on The NASDAQ Global Market under the symbol "MAG". Prior to December 20, 2011, our common stock was listed and traded on the New York Stock Exchange under the ticker symbol “MAG.”  As of February 20, 2012, there were 160 record holders of Magnetek’s common stock.
All references to numbers of common shares and per-share information in this Transition Report on Form 10-K have been adjusted retroactively to reflect the Company’s one for ten reverse stock split, which became effective December 5, 2011.
The following table sets forth the high and low sales prices of our common stock during each quarter of the six-month transition period ended January 1, 2012, and each of our two most recent fiscal years:

Transition Period 2011	High	Low
Second Quarter	$12.30	$7.50
First Quarter	19.40	9.10
Fiscal Year 2011
Fourth Quarter	$23.50	$14.30
Third Quarter	26.00	13.40
Second Quarter	14.70	11.10
First Quarter	13.60	8.40
Fiscal Year 2010
Fourth Quarter	$21.50	$9.90
Third Quarter	17.50	13.40
Second Quarter	20.10	12.00
First Quarter	17.50	13.20

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future.  Our ability to pay dividends on our common stock is restricted by provisions in our 2007 revolving loan agreement, as amended, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.
There were no unregistered sales of equity securities during transition period 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 is hereby incorporated by reference to the section of the Company's 2012 Proxy Statement entitled "Equity Compensation Plan Information Table."

Stock Performance Graph – Return to Shareholders

The table and line graph shown below compare the cumulative total return for the last five years and six months to holders of Magnetek common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Electronics Components index.

Index

The table and line graph below assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 30, 2006, and assumes the reinvestment of all dividends.  The stock price performance information shown below should not be considered indicative of potential future stock price performance.

	Jun-06	Jun-07	Jun-08	Jun-09	Jun-10	Jun-11	Dec-11
Magnetek, Inc.	100.00	190.74	156.67	51.48	34.07	67.41	31.89
Russell 2000	100.00	116.43	97.58	73.17	88.89	122.15	110.21
NASDAQ Electronic Components	100.00	118.04	105.90	77.84	93.07	117.79	104.75

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the six-month transition period ended January 1, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Magnetek, Inc. for the six-month transition period ended January 1, 2012, and the previous five fiscal years.  The financial data presented below is derived from our audited consolidated financial statements except for the information provided for the six-month period ended January 2, 2011.  For additional information, see our financial statements and the notes thereto included elsewhere in this Transition Report on Form

Index

10-K.  The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statement of Operations Data	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,	June 29,	July 1,
	2012	2011	2011	2010	2009	2008	2007
(Amounts in thousands, except per share data)
		(unaudited)
Net sales	$58,721	$50,943	$109,832	$80,571	$98,221	$100,039	$87,739
Gross profit	20,333	16,014	35,157	24,128	33,324	29,444	28,097
Gross profit %	34.6%	31.4%	32.0%	29.9%	33.9%	29.4%	32.0%
Income (loss) from operations	$4,880	$2,326	$5,446	$(2,314)	$6,146	$6,783	$(702)

Net income (loss):
Continuing operations	$4,331	$2,040	$4,817	$(3,158)	$4,969	$6,535	$(2,770)
Discontinued operations	(39)	(533)	(1,154)	(1,943)	(1,686)	3,484	(5,222)
Net income (loss)	$4,292	$1,507	$3,663	$(5,101)	$3,283	$10,019	$(7,992)

Earnings (loss) per common share - basic
Continuing operations	$1.38	$0.65	$1.54	$(1.02)	$1.61	$2.15	$(0.94)
Discontinued operations	$(0.01)	$(0.17)	$(0.37)	$(0.63)	$(0.55)	$1.15	$(1.77)
Net Income (loss)	$1.36	$0.48	$1.17	$(1.64)	$1.06	$3.30	$(2.71)

Earnings (loss) per common share - diluted
Continuing operations	$1.35	$0.65	$1.51	$(1.02)	$1.61	$2.14	$(0.94)
Discontinued operations	$(0.01)	$(0.17)	$(0.37)	$(0.63)	$(0.55)	$1.14	$(1.77)
Net Income (loss)	$1.34	$0.48	$1.15	$(1.64)	$1.06	$3.28	$(2.71)

Balance Sheet Data	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,	June 29,	July 1,
(Amounts in thousands)	2012	2011	2011	2010	2009	2008	2007
		(unaudited)
Total assets	$92,005	$77,626	$85,433	$76,100	$84,080	$91,547	$104,738
Long-term debt, including current portion	—	—	—	4	15	21	32
Other long term obligations	1,517	1,322	1,318	1,461	1,615	1,947	1,709
Pension benefit obligations	98,108	72,345	61,382	77,914	76,849	37,638	15,965
Stockholders' equity (deficit)	(35,745)	(18,347)	(4,462)	(23,937)	(11,291)	29,801	41,473

Index

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fiscal Year

In August 2011, subsequent to the end of fiscal 2011, we made the decision to change our fiscal year, which historically ended on the Sunday nearest June 30, to the calendar year, with future fiscal years ending on the Sunday nearest December 31.  We feel this change will better align our business with customer spending patterns, will allow for enhanced comparability of our results with those of our peers, and will also increase our administrative efficiency by balancing our workload more evenly throughout the year.  As a result, we are filing this Transition Report on Form 10-K for the six-month transition period from July 4, 2011, through January 1, 2012 ("transition period 2011"). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Transition Report on Form 10-K.

Overview

We are a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, mining and renewable energy applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital DC motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for energy delivery applications, including motion control systems for mining equipment and power inverters for renewable energy applications. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrade of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

Our product offerings for material handling applications include innovative power control systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to OEMs of overhead cranes and hoists.  While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions. A primary driver of our growth in this market is our ability to improve our customers' operations and provide them with quantifiable, and in many cases, significant returns on invested capital.

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators. We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for both AC and DC applications, expanding the breadth of our product offerings for lower performance AC applications, and using our new product offerings to expand geographically.

Our product offerings for energy delivery applications include power inverters for renewable energy applications, primarily wind turbines, as well as AC and DC drives for mining applications.  We believe that energy needs will continue to grow significantly for the foreseeable future, and with our product offerings, we are well positioned to capitalize on that growth whether it be in the form of traditional coal-based sources or from renewable energy sources. We have a wide variety of product offerings which are engineered to efficiently use available power, or which convert energy to usable power in an energy efficient manner. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for over 30 years. More recently we've developed and introduced power inverters which convert DC power from renewable energy sources such as wind to utility-grade AC power. We believe there are revenue growth opportunities in the utility-scale solar market, which is expected to grow rapidly in North America as solar power becomes increasingly competitive from a cost standpoint with more traditional methods of power generation. Accordingly, we’ve strategically allocated additional resources toward the ongoing development of utility-scale power inverters for the solar market in an effort to shift our renewable sales mix in the future from wind to solar through a more diverse product offering.

Index

We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing and emerging markets for digital power-based systems, such as renewable energy, particularly in the utility-scale solar market. We intend to continue to pursue internal growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically.

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 10% on a year-over year basis, to achieve 30% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our growth initiatives, our operations and our obligations.

Throughout calendar year 2011, we experienced improving conditions and increasing demand in most of our major served markets, mainly in traditional industrial markets.  Accordingly, both our sales and operating results for the six-month transition period 2011 improved significantly over prior year levels.  Our sales increased 15% to $58.7 million in transition period 2011 from $50.9 million in the first six months of fiscal 2011.  Sales of products with material handling applications, our largest served market, continued to grow in transition period 2011, and increased over 40% to more than $39 million over the comparable period last year.  Sales of control systems for mining applications increased more than 45% in transition period 2011 over the comparable period last year, growing to nearly $5 million in the six months ended January 1, 2012. The main exception to our continued growth was in renewable energy, where our primary wind customer rescheduled shipments based upon a slowdown in their business. Aside from that customer-specific issue, we experienced healthy year-over-year sales growth in our material handling, elevator and mining markets.

Transition period 2011 gross profit increased to $20.3 million, or 34.6% of sales, compared to $16.0 million, or 31.4% of sales in the first six months of fiscal 2011.  We reported pre-tax income from operations of $4.9 million, or more than 8% of sales, in transition period 2011 compared to prior year pre-tax income from operations of $2.3 million, due mainly to higher sales volumes in each of our primary served markets except for renewable energy.  Diluted earnings per share from continuing operations more than doubled to $1.35 per share in transition period 2011 compared to $0.65 per share in the first six months of fiscal 2011. In addition, our cash balances increased more than $8 million during transition period 2011, as we prudently deployed our resources and effectively managed our assets. In summary, our financial performance was quite strong during transition period 2011, as we achieved our sales growth and gross margin objectives, while falling just short of our operating profit margin objective.

We also executed a number of other initiatives quite well during transition period 2011. We received approval of our application for a pension funding waiver in October 2011, which enabled us to strengthen our balance sheet by increasing our cash reserves. We executed a reverse stock split and transferred our listing from the NYSE to the NASDAQ. We extended our credit facility to June 2013 and increased our availability under the facility to $12.5 million from $7.5 million. We favorably resolved all outstanding legal matters related to a long-standing patent issue. Finally, development of our utility-scale solar inverter was completed late in transition period 2011, and we received UL certification of the product early in 2012. Throughout all of this, we maintained our focus on profitable growth, and we entered 2012 with strong momentum, no liquidity concerns, and more alternatives to create value for our shareholders.

Our incoming order rate was quite strong for most of the second quarter of transition period 2011, but as expected, softened slightly over the year-end holiday period.  Demand levels have recently regained momentum and are particularly strong in our traditional served industrial markets, mainly for products with material handling and mining applications. Manufacturing remains one of the areas of strength in the U.S. economy, and we expect manufacturing activity and demand in our served industrial markets to continue to grow during 2012. Our declining incoming order rate for wind inverters during transition period 2011 is indicative of the challenging conditions that have persisted in the wind market for some time, and we expect conditions in the wind market to remain soft for the foreseeable future. As a result, we believe the North American solar market offers us better growth opportunities in renewable energy, particularly at the large-scale end of the market, and we've made steady progress toward entering the market in 2012.

Current forecasts indicate the U.S. economic recovery is continuing at a moderate pace, and we believe overall economic conditions in our end markets remain quite healthy. Macro-economic conditions remain dynamic and fragile, and as

Index

a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. However, barring a significant decline in demand in our served markets, we expect that we can continue to grow our business through a combination of new product introductions, market share gains, and entry into new markets. Throughout 2012, we intend to focus our development and marketing efforts on organic sales growth opportunities across all product lines, and are executing actions to prudently expand our reach into new end markets and geographical areas. We also plan to continue to tightly control our operating expenses to optimize operating leverage and grow our income and cash flow.

Discontinued Operations

The operating results of our previously owned Telecom Power Systems (“TPS”) business, divested in the first quarter of fiscal 2009, along with certain expenses related to other previously divested businesses have also been classified as discontinued operations in the accompanying consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Consolidated Financial Statements under Item 8).  Expenses related to previously divested businesses have historically included certain environmental matters, asbestos claims and product liability claims (see Note 11 of Notes to Consolidated Financial Statements under Item 8).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements that we entered into when we divested those businesses.

Going forward, our results of discontinued operations may include additional costs incurred related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our TPS business and our power electronics business, which was divested in October 2006.

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements under Item 8.  As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and judgments by management that affect the reported amount of assets and liabilities, revenues, expenses, and related disclosures. Such estimates are based upon historical experience and other assumptions believed to be reasonable given known circumstances.  Actual results could differ from those estimates.  On an ongoing basis, we evaluate and update our estimates, and we believe the following discussion addresses our policies which are most critical to understanding our financial position and results of operations and which require our most complex judgments.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  We are subject to losses from uncollectible receivables in excess of our allowances.  We maintain allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns.  Our total allowance includes a specific allowance based on identification of customers where we feel full payment is in doubt, as well as a general allowance calculated based on our historical losses on accounts receivable as a percentage of historical sales.  We believe that our methodology has been effective in accurately quantifying our allowance for doubtful accounts and do not anticipate changing our methodology in the future.  However, if the financial condition of any of our customers was to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.  We believe that all appropriate allowances have been provided.

Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out ("FIFO") method, including material, labor and factory overhead.  We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  Items with no usage for the past 12 months and no expected future usage are considered obsolete, and are disposed of or fully reserved.  Reserves for excess inventory are determined based upon historical and anticipated usage as compared to quantities on hand.  Excess inventory is defined as inventory items with on-hand quantities in excess of one year’s usage and specified percentages are applied to the excess inventory value in determining the reserve.  Our assumptions have not changed significantly in the past, and are not likely to change in the future.  We believe that our assumptions regarding inventory valuation have been accurate in the past and believe that all appropriate reserves for excess and obsolete inventory have been provided.

Index

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment. Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset.

We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances.  We have elected to perform our annual impairment test in the fourth quarter of our fiscal year.  Per Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, the best evidence of fair value are quoted prices in active markets.  Accordingly, we believe that our market capitalization is the best indication of fair value.  No impairments were recognized in long-lived assets or goodwill during transition period 2011 or for the fiscal years ended July 3, 2011, June 27, 2010, and June 28, 2009.

Pension Benefits

We sponsor a defined benefit plan that was frozen in 2003 which covers primarily former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, expected rates of return on plan assets, and mortality rates.

We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.  Our plan assets are comprised mainly of common stock and bond funds.  The expected rate of return on plan assets is a long-term assumption and is generally not changed on an annual basis.  The expected rate of return on plan assets used in determining pension expense was 8.25% in transition period 2011, 8.5% in fiscal 2011 and 9.0% in fiscal 2010 and 2009.  In determining periodic pension expense for fiscal 2012, we intend to use an expected rate of return on plan assets of 8.25%.

The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year.  As of January 1, 2012, the discount rate used to determine the benefit obligation was 4.05% as compared to 5.15% as of July 3, 2011, and 5.10% as of June 27, 2010.

Changes in assumptions typically result in actuarial gains or losses that are amortized over future accounting periods in accordance with the methods specified in ASC Topic 715, Employers’ Accounting for Pensions.  Similarly, if our actual return on plan assets varies from our expected return on plan assets, this also results in actuarial gains or losses that are amortized to pension expense over future accounting periods.  Mainly as a result of a continuing decline in the discount rate and lower than expected returns on plan assets during transition period 2011, our fiscal year 2012 pension expense is expected to increase by approximately $0.3 million per quarter from transition period 2011.  Significant differences between our assumptions and actual future investment returns or discount rates could have a material impact on our financial position or results of operations and related funding requirements.

Reserves for Contingencies

We periodically record the estimated impact of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under ASC Topic 450, Contingencies.  ASC Topic 450 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.

ASC Topic 450 does not permit the accrual of gain contingencies under any circumstances.  For loss contingencies, the loss must be accrued if information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events, and the amount of the loss can be reasonably estimated.

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

Index

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

We record deferred income tax assets in tax jurisdictions where we generate losses for income tax purposes.  We also record valuation allowances against these deferred tax assets in accordance with ASC Topic 740, Income Taxes, when in our judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

Since fiscal 2002, we have provided valuation reserves against our U.S. deferred tax assets that result in a net deferred tax liability position.  A portion of our deferred tax liability relates to tax-deductible amortization of goodwill that is no longer amortized for financial reporting purposes. Under applicable accounting rules, such deferred tax liabilities are considered to have an indefinite life and are therefore ineligible to be considered as a source of future taxable income in assessing the realization of deferred tax assets.

Results of Operations for the Six Months Ended January 1, 2012, Compared with the Six Month Ended January 2, 2011

Net Sales and Gross Profit

Net sales increased 15% to $58.7 million for the six months ended January 1, 2012 from sales of $50.9 million for the six months ended January 2, 2011. The increase in net sales was due primarily to higher sales of products for material handling applications, which increased $11.6 million, and higher sales of products for mining applications, which increased $1.5 million. These sales increases were partially offset by lower sales of power inverters for wind turbine applications, which decreased by $5.9 million for the six months ended January 1, 2012, as compared to the same period last year.  Net sales by primary market were as follows, in millions:

Six Months Ended	January 1, 2012		January 2, 2011
	Sales	% of Sales	Sales	% of Sales
			(unaudited)
Material handling	$39.2	67%	$27.6	54%
Elevator motion control	11.6	20%	11.0	22%
Energy systems	7.9	13%	12.3	24%
Total net sales	$58.7	100%	$50.9	100%

Gross profit for the six months ended January 1, 2012, increased to $20.3 million (34.6% of sales) from $16.0 million (31.4% of sales) in the comparable prior year period. The increase in gross profit for six months ended January 1, 2012, was primarily due to sales of relatively higher margin material handling and mining products.

Operating Expenses

Operating expenses are comprised of R&D expense, pension expense, and selling, general and administrative (“SG&A”) expenses.  R&D expense was $2.1 million for the six months ended January 1, 2012, or 3.6% of sales, comparable to R&D expense for the six months ended January 2, 2011.

Pension expense for the six months ended January 1, 2012, decreased to $2.7 million from $3.3 million in the same period last year due to higher than expected returns on assets realized in fiscal 2011 as well as a decrease in the interest cost component of pension expense due to declining interest rates.

SG&A expense was $10.6 million, or 18.1% of sales, for the six months ended January 1, 2012, compared to $8.3 million, or 16.3% of sales, for the six months ended January 2, 2011.  Selling expenses were $5.5 million, or 9.4% of sales, for the six months ended January 1, 2012, compared to $4.3 million, or 7.3% of sales, for the prior year comparable period.  The increase in selling expense was due to higher sales commission expense, increased payroll costs from headcount additions, and higher discretionary spending.  General and administrative (“G&A”) expense increase to $5.1 million for the six months ended

Index

January 1, 2012, from $4.0 million for the six months ended January 2, 2011, due to higher incentive compensation provisions, increases in other payroll-related costs and higher professional fees.

Income from Operations

Income from operations was $4.9 million for the six months ended January 1, 2012, compared to income from operations of $2.3 million for the six months ended January 2, 2011.  The increase in income from operations for the six months ended January 1, 2012, was primarily due to higher sales volume and lower pension expense, partially offset by higher SG&A costs.

Interest Income and Expense

Interest income was negligible for each of the six month periods ended January 1, 2012, and January 2, 2011.

Provision for Income Taxes

We recorded a tax provision of $0.5 million for the six months ended January 1, 2012, and $0.3 million for the six months ended January 2, 2011, mainly due to non-cash deferred tax provisions of $0.5 million recorded in each period related to changes in deferred tax liabilities from goodwill amortization.  The remainder of our provision or benefit for income taxes is comprised of provisions or benefit for income taxes on our pretax operating results in Canada (see Note 10 of Notes to Consolidated Financial Statements under Item 8).

Income from Continuing Operations

For the six months ended January 1, 2012, we recorded income from continuing operations of $4.3 million, or $1.35 per share, compared to income from continuing operations of $2.0 million for the six months ended January 2, 2011, or $0.65 per share, on a diluted basis.

Loss from Discontinued Operations

We recorded a slight loss from discontinued operations for the six months ended January 1, 2012, or a $0.01 loss per share on a diluted basis, compared to a loss from discontinued operations of $0.5 million, or a $0.17 loss per share on a diluted basis for the six months ended January 2, 2011.

Our loss from discontinued operations for the six month periods ended January 1, 2012, and January 2, 2011, related entirely to previously divested businesses, comprised mainly of legal and professional fees incurred in various matters (see Note 2 of Notes to Consolidated Financial Statements under Item 8).

Net Income

We recorded net income for the six months ended January 1, 2012, of $4.3 million, or $1.34 per share on a diluted basis, compared to net income of $1.5 million, or $0.48 per share, on a diluted basis for the six months ended January 2, 2011.

Results of Operations for Year Ended July 3, 2011, Compared with Year Ended June 27, 2010

Net Sales and Gross Profit

Net sales increased 36% to $109.8 million in fiscal 2011 from $80.6 million in fiscal 2010.  The increase in net sales in fiscal 2011 was due primarily to higher sales of products for material handling applications of $12.8 million and higher sales of products for energy delivery applications of $10.6 million, primarily inverters for wind turbine applications.  Net sales by market were as follows, in millions:

Index

Fiscal Year Ended	July 3, 2011		June 27, 2010
	Sales	% of Sales	Sales	% of Sales
Material handling	$59.1	54%	$46.3	57%
Elevator motion control	22.9	21%	18.9	23%
Energy systems	27.8	25%	15.4	20%
Total net sales	$109.8	100%	$80.6	100%

Gross profit in fiscal 2011 increased to $35.2 million (32.0% of sales) from $24.1 million (29.9% of sales) in fiscal 2010.  The $11.1 million increase in gross profit in fiscal 2011 was primarily due to sales of relatively higher margin material handling products and increased sales of wind power inverters.

Operating Expenses

Operating expenses are comprised of R&D expense, pension expense, and SG&A expenses.  R&D expense was $4.4 million in fiscal 2011, or 4.0% of sales, compared to $3.8 million, or 4.7% of sales, in fiscal 2010.  The increased spending in R&D expense in fiscal 2011 as compared to fiscal 2010 reflects higher payroll expenses and development costs incurred in new product introductions.

Pension expense in fiscal 2011 decreased to $6.5 million from $8.2 million in fiscal 2010 due to higher than expected returns on assets realized in fiscal 2010 as well as a decrease in the interest cost component of pension expense due to declining interest rates.

SG&A expense was $18.9 million, or 17.2% of sales, in fiscal 2011 compared to $14.4 million, or 17.9% of sales, in fiscal 2010.  Selling expenses were $9.2 million, or 8.4% of sales, in fiscal 2011, compared to $7.8 million, or 9.7% of sales, in fiscal 2010.  The increase in selling expenses was due to higher commissions of $0.7 million, increased payroll costs from headcount additions in fiscal 2011, and higher discretionary spending.  G&A expense was $9.7 million in fiscal 2011 compared to $6.6 million in fiscal 2010.  The increase in G&A expense in fiscal 2011 as compared to fiscal 2010 was mainly due to higher incentive compensation provisions,  increases in other payroll-related costs and higher professional fees.

Income (Loss) from Operations

Income from operations was $5.4 million in fiscal 2011, compared to a loss from operations of $2.3 million in fiscal 2010.  The increase in income from operations in fiscal 2011 as compared to fiscal 2010 was primarily due to higher sales volume and lower pension expense, partially offset by higher SG&A costs.

Interest Income and Expense

Interest income was negligible in both fiscal 2011 and 2010.

Provision for Income Taxes

We recorded a tax provision of $0.6 million in fiscal 2011 and $0.9 million in fiscal 2010, mainly due to non-cash deferred tax provisions of $1.0 million in fiscal 2010 and 2009, respectively, related to changes in deferred tax liabilities from goodwill amortization.  The remainder of our provision or benefit for income taxes is comprised of provisions or benefit for income taxes on our pretax operating results in Canada (see Note 10 of Notes to Consolidated Financial Statements under Item 8).

Income (Loss) from Continuing Operations

In fiscal 2011, we recorded income from continuing operations of $4.8 million, or $1.51 per share, compared to a loss from continuing operations of $3.2 million in fiscal 2010, or $1.02 per share, on a diluted basis.

Loss from Discontinued Operations

We recorded a loss from discontinued operations in fiscal 2011 of $1.2 million, or a $0.37 loss per share on a diluted basis compared to a fiscal 2010 loss from discontinued operations of $1.9 million, or a $0.63 loss per share on a diluted basis.

Index

Our loss from discontinued operations in fiscal 2011 related entirely to previously divested businesses, comprised mainly of legal and professional fees incurred in various matters.

Our loss from discontinued operations in fiscal 2010 included a loss of $0.2 million on the September 2008 disposal of our TPS business, and costs of $1.7 million loss related to previously divested businesses, comprised mainly of legal and professional fees incurred in various environmental matters.

Net Income (Loss)

We recorded net income in fiscal 2011 of $3.7 million, or $1.17 per share on a diluted basis, compared to a net loss in fiscal 2010 of $5.1 million, or a $1.64 loss per share, on a diluted basis.

Results of Operations for Year Ended June 27, 2010, Compared with Year Ended June 28, 2009

Net Sales and Gross Profit

Net sales decreased 18% to $80.6 million in fiscal 2010 from $98.2 million in fiscal 2009.  The decrease in net sales in fiscal 2010 was due primarily to decreased sales of products for material handling applications of $20.7 million and elevator motion control of $1.0 million, partially offset by higher sales of products for energy delivery applications, primarily inverters for wind turbine applications.  Net sales by market were as follows, in millions:

Fiscal Year Ended	June 27, 2010		June 28, 2009
	Sales	% of Sales	Sales	% of Sales
Material handling	$46.3	57%	$67.0	68%
Elevator motion control	18.9	23%	19.9	20%
Energy systems	15.4	20%	11.3	12%
Total net sales	$80.6	100%	$98.2	100%

Gross profit in fiscal 2010 decreased to $24.1 million (29.9% of sales) from $33.3 million (33.9% of sales) in fiscal 2009.  The $9.2 million decrease in gross profit in fiscal 2010 was primarily due to decreased sales of relatively higher margin material handling products, partially offset by increased sales of wind inverters.

Operating Expenses

R&D expense was $3.8 million in fiscal 2010, or 4.7% of sales, compared to $3.5 million, or 3.6% of sales, in fiscal 2009.  The increased spending in R&D expense in fiscal 2010 as compared to fiscal 2009 reflected higher payroll-related costs incurred in new product introductions.

Pension expense in fiscal 2010 increased to $8.2 million from $3.4 million in fiscal 2009 due to lower than expected returns on assets realized in fiscal 2009 as well as an increase in the amortization of unrecognized actuarial losses related to our pension plan.

SG&A expense was $14.4 million, or 17.9% of sales, in fiscal 2010 compared to $20.3 million, or 20.6% of sales, in fiscal 2009.  Selling expenses were $7.8 million, or 9.7% of sales, in fiscal 2020, compared to $9.7 million, or 9.9% of sales, in fiscal 2009.  The decrease in selling expenses was due to lower commissions of $1.0 million and reduced payroll costs from headcount reductions enacted during fiscal 2009 and 2010.  G&A expense was $6.6 million in fiscal 2010 compared to $10.6 million in fiscal 2009.  The decrease in G&A expense in fiscal 2010 as compared to fiscal 2009 was mainly due to lower incentive compensation as well as lower salaries & benefits from cost reduction actions implemented in fiscal 2009 and fiscal 2010.  In addition, fiscal 2009 G&A expense included severance costs of $1.0 million related to management reorganization actions (see Note 9 of Notes to Consolidated Financial Statements under Item 8).

Income (Loss) from Operations

Our loss from operations was $2.3 million in fiscal 2010, compared to income from operations of $6.1 million in fiscal 2009.  The decrease in income from operations in fiscal 2010 as compared to fiscal 2009 was primarily due to lower sales volume and higher pension expense, partially offset by lower SG&A costs.

Index

Interest Income and Expense and Other Expense

Interest income was negligible in fiscal 2010 and $0.1 million in fiscal 2009.  The decrease in interest income in fiscal 2010 as compared to fiscal 2009 was mainly due to lower interest rates earned on cash balances during fiscal 2010.

Provision for Income Taxes

We recorded a tax provision of $0.9 million in fiscal 2010 and $1.3 million in fiscal 2009, mainly due to non-cash deferred tax provisions of $1.0 million in fiscal 2010 and 2009, respectively, related to changes in deferred tax liabilities from goodwill amortization.  The remainder of our provision for income taxes was comprised of provisions for income taxes on our pretax income in Canada (see Note 10 of Notes to Consolidated Financial Statements under Item 8).

Income (Loss) from Continuing Operations

In fiscal 2010, we recorded a loss from continuing operations of $3.2 million, or $1.02 per share on a diluted basis, compared to income from continuing operations of $5.0 million in fiscal 2009, or $1.61 per share on a diluted basis.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations in fiscal 2010 of $1.9 million, or a $0.63 loss per share on a diluted basis compared to a fiscal 2009 loss from discontinued operations of $1.7 million, or $0.55 per share on a diluted basis.

Our loss from discontinued operations in fiscal 2010 included a loss of $0.2 million on the September 2008 disposal of our TPS business, and costs of $1.7 million loss related to previously divested businesses, comprised mainly of legal and professional fees incurred in various environmental matters.

Our loss from discontinued operations in fiscal 2009 included a loss from termination of a lease agreement of $1.0 million, expenses related to previously divested businesses of $0.8 million, a loss on the September 2008 disposal of our TPS business of $0.3 million, and losses in our TPS business prior to its disposal of $0.1 million, partially offset by a settlement gain of $0.5 million from a previous agreement with Federal-Mogul Corporation.

Net Income (Loss)

We recorded a net loss in fiscal 2010 of $5.1 million, or $1.64 per share, on both a basic and diluted basis, compared to fiscal 2009 net income of $3.3 million, or $1.06 per share on both a basic and diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased $8.3 million during our six-month transition period 2011, from $12.3 million at July 3, 2011, to $20.6 million at January 1, 2012.  Restricted cash balances remained unchanged during the transition period at $0.3 million.   The primary source of cash during transition period 2011 was income from continuing operations of $8.9 million, which included non-cash charges for depreciation, amortization, pension, stock compensation and deferred income tax provisions, and cash from net reductions in operating assets and liabilities of $3.1 million.  Our accounts receivable decreased during transition period 2011 by $1.5 million, partially due to lower sales volume and partially due to a reduction in our accounts receivable days sales outstanding, which decreased as of the end of the transition period 2011 to 51.4 days from 53.2 days at the end of the fourth quarter of fiscal 2011.  Inventories decreased during transition period 2011 by $0.6 million, mainly due to a $2.5 million reduction in sales volume for the three month period ended January 1, 2012, as compared to the three months ended July 3, 2011. Current liabilities increased during transition period 2011 by $0.5 million, mainly due to an increase accounts payable days outstanding.

The primary uses of cash in transition period 2011 were $1.9 million in contributions to our defined benefit pension plan, $0.8 million for capital expenditures, and $0.6 million of disbursements related to previously divested businesses.  While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures during fiscal 2012 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

In December 2007, we entered into an agreement with Associated Bank, N.A. ("Associated Bank") providing for a $10 million revolving credit facility (the “revolving facility”). Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as

Index

defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supported the issuance of letters of credit, placed certain restrictions on our ability to pay dividends or make acquisitions, and included covenants which required minimum operating profit levels and limited annual capital expenditures.  Borrowings under the revolving facility at that time were collateralized by our accounts receivable and inventory.

We have subsequently entered into several amendments to the revolving facility, mainly to extend the maturity date of the revolving facility, to broaden the security interest of Associated Bank to collateralize all of our assets, and to establish or modify certain covenants with which we must comply under the terms of the amended revolving facility.

In December 2011, we entered into the most recent fourth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2011, through March 31, 2013; and (iv) establish maximum cash amounts we can contribute to our defined benefit pension plan during the term of the revolving facility.

There were no amounts outstanding under the revolving facility as of January 1, 2012.  We are currently in compliance with all covenants of the revolving credit facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $38 million from April 2008 through December 2011, funded by cash generated from operations and existing cash on hand.  Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $95 million, relatively significant given the Company’s current size and cash flow.  Actual future contribution amounts will likely vary from current estimated future contributions, depending on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to plan assets.

In response to the level of our projected pension funding obligations relative to our current operating cash flows, we filed an application with the Internal Revenue Service (“IRS”) in February 2011 for a waiver of our minimum funding requirements (contributions) for the pension plan year 2011.  The amount of the funding waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final installment due in September 2012.  The waiver request was approved by the IRS in October 2011, and accordingly, the Company did not make any contributions to the plan for the pension plan year 2011. Rather, the 2011 plan year required contributions of $17 million will be deferred and amortized with interest at a rate of approximately 6% over plan years 2012 through 2016.   Required quarterly contributions to the pension plan will resume in April 2012, and current actuarial projections indicate that contributions to the pension plan during 2012 will total $11.7 million.

Receipt of the funding waiver had a significant favorable impact on our cash flows over the past several quarters, enabling us to strengthen our balance sheet and improve our liquidity while continuing to invest additional resources in growth opportunities.  At the same time, receipt of the funding waiver has deferred contributions from the current period of historically low interest rates.  An increase in interest rates or a legislative change to the funding rules during the waiver period could also have a favorable impact on our funding obligation as measured upon expiration of the waiver period.

Based upon current plans and business conditions, we believe that current cash balances and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, required pension plan contributions and other commitments over the next 12 months.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements or variable interest entities as of January 1, 2012.

Index

Summary of Contractual Obligations and Commitments

Future payments due under contractual obligations of our continuing operations as of January 1, 2012, were as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Pension funding obligations	$11,664	$51,988	$23,290	$7,890	$94,832
Operating lease obligations	1,056	1,810	90	—	2,956
Purchase obligations	15,700	—	—	—	15,700
Total	$28,420	$53,798	$23,380	$7,890	$113,488

Pension funding amounts in the table above are based on current regulations and actuarial estimates as of January 1, 2012, and are not discounted. The net present value of our future pension funding obligations, discounted at a rate of 4.05%, total approximately $84 million. Estimated pension funding obligation amounts could vary, depending on future interest rate levels, values in equity and fixed-income markets, or changes in pension funding legislation that may be enacted in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The fair value of our debt was zero at January 1, 2012.  However, we do have significant pension liabilities and funding obligations which vary as interest rates change.  We used an average interest rate of 4.67% in determining our aggregate pension funding obligations of approximately $95 million as of January 1, 2012 (see “Summary of Contractual Obligations and Commitments” table).  A hypothetical increase of 100 basis points from the average interest rate used in the calculation would reduce our aggregate pension funding obligation to approximately $79 million at January 1, 2012.  Similarly, a hypothetical decrease of 100 basis points would increase our aggregate pension funding obligation to approximately $114 million at January 1, 2012.

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

We did not have any foreign currency contracts, or hedge instruments or contracts, outstanding at January 1, 2012, July 3, 2011, or June 27, 2010.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders

Magnetek, Inc.

We have audited the accompanying consolidated balance sheets of Magnetek, Inc. as of January 1, 2012, July 3, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the six months ended January 1, 2012 and each of the three years in the period ended July 3, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnetek, Inc. at January 1, 2012, July 3, 2011, and June 27, 2010, and the consolidated results of its operations and its cash flows for the six months ended January 1, 2012 and each of the three years in the period ended July 3, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 15, 2012

Index

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Fiscal Year Ended
(Amounts in thousands, except per share data)	January 1, 2012	January 2, 2011	July 3, 2011	June 27, 2010	June 28, 2009
		(unaudited)
Net sales	$58,721	$50,943	$109,832	$80,571	$98,221
Cost of sales	38,388	34,929	74,675	56,443	64,897
Gross profit	20,333	16,014	35,157	24,128	33,324
Operating expenses:
Research and development	2,103	2,069	4,360	3,802	3,522
Pension expense	2,706	3,311	6,500	8,206	3,385
Sales, general and administrative	10,644	8,308	18,851	14,434	20,271
Income (loss) from operations	4,880	2,326	5,446	(2,314)	6,146

Non operating expense (income):
Interest income	—	(1)	(1)	(29)	(138)
Income (loss) from continuing operations before provision for income taxes	4,880	2,327	5,447	(2,285)	6,284
Provision for income taxes	549	287	630	873	1,315
Income (loss) from continuing operations	4,331	2,040	4,817	(3,158)	4,969
Income (loss) from discontinued operations, net of tax	(39)	(533)	(1,154)	(1,943)	(1,686)
Net income (loss)	$4,292	$1,507	$3,663	$(5,101)	$3,283

Earnings per common share - basic
Income (loss) from continuing operations	$1.38	$0.65	$1.54	$(1.02)	$1.61
Income (loss) from discontinued operations	$(0.01)	$(0.17)	$(0.37)	$(0.63)	$(0.55)
Net income (loss)	$1.36	$0.48	$1.17	$(1.64)	$1.06

Earnings per common share - diluted
Income (loss) from continuing operations	$1.35	$0.65	$1.51	$(1.02)	$1.61
Income (loss) from discontinued operations	$(0.01)	$(0.17)	$(0.37)	$(0.63)	$(0.55)
Net income (loss)	$1.34	$0.48	$1.15	$(1.64)	$1.06

Weighted average shares outstanding - basic	3,148	3,127	3,134	3,108	3,085
Weighted average shares outstanding - diluted	3,212	3,151	3,187	3,108	3,094

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

As of (Amounts in thousands)	January 1, 2012	July 3, 2011	June 27, 2010
Assets
Current assets:
Cash	$20,594	$12,269	$8,244
Restricted cash	262	262	262
Trade accounts receivable, less allowances for doubtful accounts	16,739	18,237	16,436
Inventories	13,705	14,329	10,285
Prepaid expenses and other current assets	932	530	480
Total current assets	52,232	45,627	35,707

Property, plant and equipment:
Buildings and improvements	1,962	1,964	1,964
Machinery and equipment	19,911	19,156	18,824
Less accumulated depreciation	17,887	17,498	16,963
Net property, plant and equipment	3,986	3,622	3,825

Goodwill	30,465	30,519	30,443
Other assets	5,322	5,665	6,125
Total assets	$92,005	$85,433	$76,100

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$14,373	$12,083	$9,887
Accrued liabilities	6,504	8,341	4,957
Total current liabilities	20,877	20,424	14,844

Long-term pension benefit obligations	98,108	61,382	77,914
Other long-term obligations	1,517	1,318	1,461
Deferred income taxes	7,248	6,771	5,818
Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.10 par value, 100,000 shares authorized; 3,158, 3,138, and 3,120 shares issued and outstanding at January 1, 2012, July 3, 2011, and June 27, 2010, respectively	32	31	31
Additional paid-in capital	140,743	140,161	139,246
Retained earnings (accumulated deficit)	1,333	(2,959)	(6,622)
Accumulated other comprehensive loss	(177,853)	(141,695)	(156,592)
Total stockholders' deficit	(35,745)	(4,462)	(23,937)
Total liabilities and stockholders' deficit	$92,005	$85,433	$76,100

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
(Amounts in thousands)	Shares	Amount	Capital	Deficit)	Loss	Total
Balance, June 29, 2008	3,062	$31	$137,139	$(4,804)	$(102,565)	$29,801

Exercise of stock options	1	—	33			33
Shares issued	21	—	—			—
Shares purchased	(8)	—	(181)			(181)
Stock-based compensation expense		—	1,104			1,104
Shares issued to trust	18	—	277			277
Net income				3,283		3,283
Translation adjustments					(360)	(360)
Pension adjustments					(45,248)	(45,248)
Comprehensive loss						(42,325)
Balance, June 28, 2009	3,094	$31	$138,372	$(1,521)	$(148,173)	$(11,291)

Shares issued	12	—				—
Shares purchased	(5)	—	(80)			(80)
Stock-based compensation expense	—	—	685			685
Shares issued to trust	19	—	269			269
Net income				(5,101)		(5,101)
Translation adjustments					27	27
Pension adjustments					(8,446)	(8,446)
Comprehensive loss						(13,520)
Balance, June 27, 2010	3,120	$31	$139,246	$(6,622)	$(156,592)	$(23,937)

Stock-based compensation expense	—	—	629			629
Shares issued to trust	18	—	286			286
Net income				3,663		3,663
Translation adjustments					284	284
Pension adjustments					14,613	14,613
Comprehensive loss						18,560
Balance, July 3, 2011	3,138	$31	$140,161	$(2,959)	$(141,695)	$(4,462)

Stock-based compensation expense	—	—	402			402
Shares issued to trust	20	1	180			181
Net income				4,292		4,292
Translation adjustments					(218)	(218)
Pension adjustments					(35,940)	(35,940)
Comprehensive income						(31,866)
Balance, January 1, 2012	3,158	$32	$140,743	$1,333	$(177,853)	$(35,745)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		Fiscal Year Ended
(Amounts in thousands)	January 1, 2012	January 2, 2011	July 3, 2011	June 27, 2010	June 28, 2009
Cash flows from operating activities:		(Unaudited)
Net income (loss)	$4,292	$1,507	$3,663	$(5,101)	$3,283
Loss (income) from discontinued operations	39	533	1,154	1,943	1,686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	423	439	914	1,002	1,043
Amortization	27	27	53	53	53
Stock based compensation expense	402	341	629	685	1,104
Pension expense	2,706	3,311	6,500	8,206	3,385
Deferred income tax provision	477	493	849	955	977
Changes in operating assets and liabilities	3,100	(2,075)	740	830	2,329
Cash contribution to pension fund	(1,920)	(5,388)	(8,418)	(15,587)	(9,422)
Net cash provided by (used in) operating activities:
Continuing operations	9,546	(812)	6,084	(7,014)	4,438
Discontinued operations	(605)	(838)	(1,636)	(1,858)	(1,226)
Net cash provided by (used in) operating activities	8,941	(1,650)	4,448	(8,872)	3,212

Cash flows from investing activities:
Proceeds from sale of business	—	—	—	—	1,250
Purchase of business	—	—	—	—	(885)
Deposit into escrow account	—	—	—	—	(6)
Capital expenditures	(796)	(155)	(704)	(1,158)	(807)
Net cash provided by (used in) investing activities:
Continuing operations	(796)	(155)	(704)	(1,158)	(448)
Discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities	(796)	(155)	(704)	(1,158)	(448)

Cash flow from financing activities:
Proceeds from issuance of common stock	182	143	286	269	310
Purchase and retirement of treasury stock	—	—	—	(80)	(181)
Borrowings under capital lease obligations	—	—	—	—	10
Principal payments under capital lease obligations	(2)	(3)	(5)	(12)	(16)
Net cash provided by (used in) financing activities:
Continuing operations	180	140	281	177	123
Discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	180	140	281	177	123

Net increase (decrease) in cash	8,325	(1,665)	4,025	(9,853)	2,887
Cash at the beginning of the period	12,269	8,244	8,244	18,097	15,210
Cash at the end of the period	$20,594	$6,579	$12,269	$8,244	$18,097

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Fiscal Year

On August 4, 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 of each calendar year to the Sunday nearest to December 31, with the change to a calendar year reporting cycle beginning January 2, 2012. The intent of the change was to align the reporting of financial results more closely with peers and to better align the Company's business cycle with suppliers and customers. The fiscal year ended July 3, 2011, contained 53 weeks.  The fiscal years ended June 27, 2010, and June 28, 2009, each contained 52 weeks. Supplemental financial information in these notes with respect to the six months ended January 2, 2011, is unaudited.

Reverse Stock Split
All references to numbers of common shares and per-share information in this Transition Report have been adjusted retroactively to reflect the one for ten reverse stock split effected by the Company on December 5, 2011.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company is subject to losses from uncollectable receivables in excess of its allowances.  The Company maintains allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns.  If the financial conditions of the Company’s customers were to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.

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

Index

Reserves for Litigation and Environmental Issues

The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under ASC Topic 450 Contingencies.  The Company does not record gain contingencies under any circumstances.  For loss contingencies, the loss must be accrued if information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events, and if the amount of the loss can be reasonably estimated.

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

Pension Benefits

The valuation of the Company’s pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, investment returns and mortality rates.  Changes in assumptions and future investment returns could potentially have a material impact on the Company’s expenses and related funding requirements.

Restricted Cash

At January 1, 2012, July 3, 2011, and June 27, 2010, the Company had $0.3 million of restricted cash related to minimum balance requirements associated with procurement of certain raw materials and supplies.

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

Terms of shipment are free on board shipping point, and payment is not contingent upon resale or any other matter other than passage of time.  As a result, title to goods passes upon shipment.  Amounts billed to customers for shipping costs are reflected in net sales; shipping costs are reflected in cost of sales.

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

Goodwill

In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, the Company reviews the carrying value of goodwill at least annually and more frequently if indicators of potential impairment arise. Goodwill represents the excess of the amount paid to acquire the Company over the estimated fair value of the net tangible and intangible assets acquired as of the acquisition date. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Index

The Company performed the required annual impairment tests for transition period 2011 and each of the fiscal years 2011, 2010 and 2009 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets

Additions to intangible assets are capitalized at fair market value and the carrying value of indefinite-lived intangibles is reviewed for impairment at least annually.  Intangible assets are included in other assets in the consolidated balance sheets, and are amortized over the estimated useful lives of the respective assets, principally on the straight-line method.  In fiscal 2009 and fiscal 2010, the Company acquired several patents related to the design and manufacture of digital DC drives for material handling and mining applications.  The cost of the patents, $533 as of January 1, 2012, July 3, 2011, and June 27, 2010, was capitalized and is included in other assets in the consolidated balance sheets.  The estimated useful life of the patents is 10 years.  Accumulated amortization of the patents as of January 1, 2012, July 3, 2011, and June 27, 2010, was $185, $158 and $105, respectively, resulting in a net carrying value as of those dates of $348, $375 and $428, respectively.

Stock-Based Compensation

The Company records stock-based compensation expenses in accordance with ASC Topic 718, Stock Compensation, (formerly SFAS No. 123R, Accounting for Stock-Based Compensation.) Compensation expense related to all stock-based awards for transition period 2011 and for fiscal years 2011, 2010 and 2009 is included in selling, general and administrative expense in the consolidated statements of operations.  No tax benefit was recorded on the stock compensation expense for transition period 2011 or for fiscal years 2011, 2010 and 2009 due to deferred tax valuation allowances recorded by the Company in those years.

Research and Development

Expenditures for research and development are charged to expense as incurred and totaled $2,103 for transition period 2011. R&D expenditures were $4,360, $3,802 and $3,522 for the fiscal years 2011, 2010 and 2009, respectively.

Advertising

Expenditures for advertising are charged to expense as incurred and totaled $26 for transition period 2011. Advertising expenditures were $74, $40 and $74 for the fiscal years 2011, 2010 and 2009, respectively.

Foreign Currency Translation

The Company’s foreign entities’ accounts are measured using local currency as the functional currency.  Assets and liabilities are translated at the exchange rate in effect at year-end.  Revenues and expenses are translated at the rates of exchange prevailing during the year.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive gain or loss in stockholders’ deficit.

Earnings Per Share

In accordance with ASC Topic 260, Earnings Per Share, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options as if all exercises had occurred at the beginning of the fiscal year.

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

Index

2.  Discontinued Operations

The Company’s telecom power systems (“TPS”) business, divested in September 2008, as well as certain expenses incurred related to businesses the Company no longer owns, are classified as discontinued operations.  The results of discontinued operations follow:

	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,
	2012	2011	2011	2010	2009
		(unaudited)
Loss from discontinued operations before interest and income taxes	$(39)	$(533)	$(1,154)	$(1,787)	$(1,729)
Loss on sale of TPS business	—	—	—	(156)	(342)
Income on sale of power electronics business	—	—	—	—	385
Loss from discontinued operations	$(39)	$(533)	$(1,154)	$(1,943)	$(1,686)

The Company’s loss from discontinued operations in transition period 2011 includes charges of $0.3 million for adjustments to legacy insurance reserves, $0.2 million for environmental matters, and $0.2 million for legal fees related to asbestos and other costs related to previously divested businesses, offset by a gain of $0.7 million related to the recovery of legal fees paid in a patent infringement matter pursuant to an indemnification agreement. The Company had previously received cash reimbursement of the legal fees on a contingent basis in September 2009. The amount was recorded as a contingent gain, included in other accrued liabilities on the Company's consolidated balance sheets. In November 2011, a court ruling upheld the Company's right to the reimbursement, removing the contingency. Accordingly , the Company recorded the amount as a gain in discontinued operations during the six-month period ended January 1, 2012 (see Note 11 of Notes to Consolidated Financial Statements).

The Company’s loss from discontinued operations in fiscal 2011 includes charges of $0.5 million for environmental matters, $0.3 million for legal fees related to asbestos issues and $0.3 million for other legal fees and other costs related to previously divested businesses (see Note 11 of Notes to Consolidated Financial Statements).

The Company’s loss from discontinued operations in fiscal 2010 includes provisions of $1.1 million for environmental matters and $0.7 million for legal fees and other costs related to previously divested businesses.

Loss from discontinued operations in fiscal 2009 includes a loss of $1.0 million related to the termination of a lease agreement for office space in Nashville, Tennessee, effective August 2010. Loss from discontinued operations in fiscal 2009 also includes a loss on the September 2008 disposal of the TPS business of $0.3 million, losses in the TPS business prior to its disposal of $0.1 million, and expenses related to other businesses the Company no longer owns of $0.8 million, partially offset by a settlement gain of $0.5 million from a previous agreement with Federal-Mogul Corporation (“Federal-Mogul”) (see Note 11 of Notes to Consolidated Financial Statements).

During fiscal 2008, the Company committed to a plan to divest its TPS business.  As a result, the Company reclassified the assets to be disposed of, primarily inventory, as held for sale at June 29, 2008, and classified the operating results of the business as discontinued operations.  The Company sold the business to Myers Power Products, Inc. (“Myers”) in September 2008 (see Note 3 of Notes to Consolidated Financial Statements).

Index

The results of the Company’s TPS business follow:

	Fiscal Year Ended
	July 3,	June 27,	June 28,
	2011	2010	2009

Net sales	$—	$—	$1,503

Loss from discontinued operations	$—	$(156)	$(94)
Charges to adjust to fair market value	—	—	(342)
Loss from discontinued operations - TPS business	$—	$(156)	$(436)

3. Acquisitions and Divestitures

In April 2008, the Company committed to a plan to divest its TPS business, which manufactured backup power systems for wireless applications. As a result, the Company reclassified the assets to be disposed of, primarily inventory, as held for sale at June 29, 2008, and classified the operating results of the business as discontinued operations. In September 2008, the Company completed the sale of the assets of the TPS business to Myers.  The purchase price of $1.25 million was paid by Myers to the Company in October 2008. The Company recorded a loss of $0.2 million and $0.4 million related to the divestiture, included in results of discontinued operations for fiscal 2010 and 2009 respectively, comprised mainly of future lease costs and the write-off of certain TPS fixed assets.

In February 2008, the Company purchased substantially all of the net assets, primarily accounts receivable, inventory and accounts payable, of Enrange LLC (“Enrange”). The Enrange business manufactures wireless radio remote controls for material handling and other industrial applications. The purchase price aggregated $2.8 million, comprised of cash paid upon closing of approximately $1.75 million, a deferred payment of $0.75 million made in February 2009, and contingent payments of $0.3 million made in the three year period following the acquisition under a performance-based earn-out schedule. The final payment due under the earn-out schedule was paid in fiscal year 2011.  The excess of purchase price over the fair value of the net assets acquired was approximately $2.2 million and was recognized as goodwill.    The operating results of the Enrange business have been included in the Company's consolidated results effective as of the acquisition date.

4.  Goodwill

The change in the carrying value of goodwill for the periods ended January 1, 2012, July 3, 2011, and June 27, 2010, is as follows:

	January 1, 2012	July 3, 2011	June 27, 2010
Balance at beginning of year	30,519	$30,443	$30,359
Currency translation	(54)	76	84
Balance at end of year	30,465	$30,519	$30,443

5.  Inventories

Inventories consist of the following:

	January 1, 2012	July 3, 2011	June 27, 2010
Raw materials	9,042	$9,341	$6,858
Work in process	1,174	1,338	1,124
Finished goods	3,489	3,650	2,303
Total inventory	$13,705	$14,329	$10,285

Index

6.  Bank Borrowing Arrangements

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

The Company has subsequently entered into several amendments to the revolving facility, mainly to extend the maturity date of the revolving facility, to broaden the security interest of Associated Bank to collateralize all assets of the Company, and to establish or modify certain covenants with which the Company must comply under the terms of the amended revolving facility.

In December 2011, the Company and Associated Bank entered into the most recent fourth amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2011, through March 31, 2013; and (iv) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during the term of the agreement.

There were no amounts outstanding on the amended revolving facility as of January 1, 2012.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

Index

7.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods ended:

	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,
	2012	2011	2011	2010	2009
Numerator:		(Unaudited)
Income (loss) from continuing operations	$4,331	$2,040	$4,817	$(3,158)	$4,969
Loss from discontinued operations	(39)	(533)	(1,154)	(1,943)	(1,686)
Net income (loss)	$4,292	$1,507	$3,663	$(5,101)	$3,283

Denominator:
Weighted average shares for basic income (loss) per share	3,148	3,127	3,134	3,108	3,085
Add dilutive effect of stock options outstanding	64	24	53	—	9
Weighted average shares for diluted income (loss) per share	3,212	3,151	3,187	3,108	3,094

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$1.38	$0.65	$1.54	$(1.02)	$1.61
Loss per share from discontinued operations	$(0.01)	$(0.17)	$(0.37)	$(0.63)	$(0.55)
Net income (loss) per share - basic	$1.36	$0.48	$1.17	$(1.64)	$1.06

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$1.35	$0.65	$1.51	$(1.02)	$1.61
Loss per share from discontinued operations	$(0.01)	$(0.17)	$(0.37)	$(0.63)	$(0.55)
Net income (loss) per share - diluted	$1.34	$0.48	$1.15	$(1.64)	$1.06

Outstanding options to purchase 179 thousand and 239 thousand (unaudited) shares of common stock for the six-month periods ended January 1, 2012, and January 2, 2011, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive. Similarly, outstanding options to purchase 178 thousand, 232 thousand and 254 thousand shares of common stock for fiscal years 2011, 2010 and 2009, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

8.  Fair Values of Financial Instruments

The carrying amounts of certain financial instruments including cash, restricted cash, accounts receivable and accounts payable approximate their fair values based on the short-term nature of these instruments.  In addition, the Company’s investment in an annuity contract of $4.8 million at January 1, 2012, $5.1 million at July 3, 2011, and $5.6 million at June 27, 2010, is recorded at fair value based on quoted market prices.  The annuity contract is included in other assets in the accompanying consolidated balance sheets.

9.  Restructuring Costs

During fiscal 2009, the Company completed a management reorganization which combined the executive officer positions of chief executive officer and chief operating officer.  As a result of this reorganization, the Company incurred severance and stock compensation costs of $1.0 million in fiscal 2009, included in selling, general and administrative expense in the accompanying consolidated statement of operations.  All severance amounts were paid during fiscal 2009.

Index

10.  Income Taxes

The Company’s provision for income taxes, all related to its continuing operations, consists of the following:

	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,
For the period ended	2012	2011	2011	2010	2009
Current		(unaudited)
Federal	$—	$—	$—	$—	$—
State	—	—	—	—	—
Foreign	48	(129)	(219)	(82)	338
Deferred
Federal	477	477	953	955	977
State and foreign	24	(61)	(104)	—	—
Provision for income taxes	$549	$287	$630	$873	$1,315

The Company did not record any provision for income taxes related to its discontinued operations in transition period 2011 or in fiscal years 2011, 2010 or 2009.

A reconciliation of the Company's effective tax rate for continuing operations to the statutory Federal tax rate follows:

	Six Months Ended		Fiscal Year Ended
	January 1,		July 3,		June 27,		June 28,
	2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Provision (benefit) computed at the statutory rate	$1,708	35.0	$1,906	35.0	$(800)	35.0	$2,200	35.0
Losses not benefited	—	—	—	—	1,770	(77.5)	—
Use of net operating losses	(1,124)	(23.0)	(896)	(16.5)	—		(838)	(13.3)
Foreign tax rate differential	(35)	(0.7)	(380)	(7.0)	(97)	4.3	(47)	(0.8)
Total provision for income taxes	$549	11.3	$630	11.5	$873	(38.2)	$1,315	20.9

Income before provision for income taxes of the Company's foreign subsidiaries (located in Canada and the United Kingdom) included in continuing operations was approximately $305, $341, $207 and $721 for transition period 2011 and fiscal years 2011, 2010 and 2009, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of January 1, 2012, July 3, 2011, and June 27, 2010, follow:

Index

	January 1, 2012	July 3, 2011	June 27, 2010
Deferred tax liabilities
Depreciation and amortization (including differences in the basis of acquired assets)	$(7,248)	$(6,771)	$(5,818)
Total deferred tax liabilities	(7,248)	(6,771)	(5,818)

Deferred tax assets
Inventory and other reserves	2,243	2,370	2,523
Pension benefit obligation	38,576	24,135	30,636
Net operating loss and capital loss carryforwards	87,894	89,777	89,903
Total gross deferred tax assets	128,713	116,282	123,062
Less: valuation allowance	(128,633)	(116,178)	(123,062)
Deferred tax assets less valuation allowance	80	104	—
Net deferred tax liability	$(7,168)	$(6,667)	$(5,818)

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with ASC Topic 740 Income Taxes.  Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and may therefore be uncertain.  To the extent the Company believes that recovery is unlikely, a valuation allowance is established against its deferred tax asset, which increases the Company’s income tax expense in the period such determination is made.  Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

The Company had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $219 million, $224 million, and $224 million as of January 1, 2012, July 3, 2011, and June 27, 2010.  The potential tax benefit of all carryforwards has been fully reserved with a valuation allowance and therefore there is no net tax asset on the consolidated balance sheets related to this asset at January 1, 2012, July 3, 2011, and June 27, 2010.  The Company’s NOLs have carryforward periods of 15 to 20 years with expiration dates ranging from 2012 to 2030.  As the balance sheet reflects no benefit of such NOLs, the Company anticipates that no federal tax liability, other than alternative minimum tax, would be recorded when U.S. taxable income is generated and such carryforwards are utilized.

The Company regularly completes internal evaluations as to whether ordinary transfers of the Company’s common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  Based on available information, the Company has determined that no such ownership change has occurred as of the end of transition period 2011.  If such ownership change had occurred, utilization of the Company’s NOLs would be subject to annual limitation provisions per the Internal Revenue Code and similar state laws.

Index

11.  Commitments and Contingencies

Leases

The Company leases certain facilities and machinery and equipment primarily under operating lease arrangements, which generally provide renewal options. Future minimum rental payments under noncancelable operating leases as of January 1, 2012, follow:

Minimum
Lease
Fiscal Year	Payments
2012	$1,056
2013	983
2014	827
2015	78
2016	12
Thereafter	—
Total lease payments	$2,956

For transition period 2011, rent expense was $0.6 million and there was no sublease rental income. For fiscal years 2011, 2010 and 2009, rent expense was $1.2 million, $2.7 million and $3.1 million respectively, while sublease rental income was $0.3 million, $2.1 million and $2.0 million respectively.  In addition, during fiscal 2009, the Company paid $1.0 million related to the early termination of a lease for office space in Nashville, Tennessee, effective August 2010.  The lease termination payment is included in loss from discontinued operations in the accompanying consolidated statements of operations for fiscal 2009, and is not included in the rent expense amounts disclosed above.

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

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company’s ownership, none of the businesses produced or sold asbestos-containing products. With respect to these claims, the Company believes that it has no such liability.  For such claims, the Company is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations.   The Company aggressively seeks dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

The Company also filed claims in the Federal-Mogul bankruptcy proceedings to recover attorney’s fees for the defense of asbestos-related claims. In May 2007, the Company and Federal-Mogul entered into a settlement agreement under which the Company was entitled to receive amounts from a settlement trust established under Federal-Mogul’s reorganization plan and funded by insurance proceeds. The Company was entitled to receive 15% of the first $20 million and 10% of the next $25 million of insurance proceeds, up to a maximum of $5.5 million, in exchange for withdrawing its bankruptcy claims and objections to the reorganization plan and execution of certain releases. Through January 2009, the total proceeds received under the settlement agreement were $5.5 million, the maximum amount to which the Company was entitled.  The consolidated statements of operations include $0.5 million of income from the settlement trust in results of discontinued operations for fiscal

Index

year 2009.  This amount represents primarily the recovery of previously incurred legal fees for the defense of these asbestos related lawsuits.  Several insurance carriers filed a declaratory judgment action relating to insurance coverage for such previously acquired businesses, seeking a determination that no coverage is available under the policies. Federal-Mogul, the Company and other defendants filed responsive pleadings and motions relating to the case, and the court granted the motions to stay the declaratory judgment action. Some of these insurers appealed such ruling but the ruling was upheld on appeal in November 2008.

Given the nature of the above issues, uncertainty of the ultimate outcome, and inability to estimate the potential loss, no amounts have been reserved for these matters.

Litigation—Patent Infringement and Related Proceedings

In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involves a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. The Company alleges that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company is seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. In April 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a then recent Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal has been taken to the Illinois Appellate Court.  Also in April 2010, the Company filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint seeks damages in the amount of $18.8 million, plus any additional damages as may be warranted by the evidence introduced at trial.  In June 2010, K&E entered a motion in federal court to have the Company’s complaint dismissed as being “time-barred” or filed beyond the applicable two year statute of limitations.  The Company filed its responsive brief in July 2010, arguing, among other things, that the doctrine of equitable tolling applies effectively suspending the running of the statute of limitations.  In June 2011, the Illinois Appellate Court reversed the Circuit Court of Cook County and remanded the case to the trial court.  K&E filed a petition for rehearing with the Appellate Court which request was denied on July 28, 2011. On August 31, 2011, K&E filed its petition for leave to appeal to the Illinois Supreme Court. Following a December 2011 mediation, on January 9, 2012, the Company entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to Magnetek, which the Company received on January 19, 2012. The federal proceeding was dismissed on January 22, 2012 and the Illinois Supreme Court proceeding was dismissed on January 23, 2012. The Company entered into the settlement agreement to eliminate the uncertainties, burden and expense of further litigation. The Company will record the settlement payment as a gain in discontinued operations in the first quarter of fiscal 2012.

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Nilssen entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  The Company had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney’s fees.  Under the settlement agreement, Nilssen paid to the Company an amount of $0.75 million as attorney’s fees as well as a nominal amount for costs.  However, if Nilssen's Rule 60 Motion was successful such that ULT ceased to be the “prevailing party” and was no longer entitled to attorney’s fees, then the Company would have been obligated to refund the $0.75 million attorney’s fees settlement amount.  On November 22, 2011, the court ordered the Rule 60 motion be denied and, as a result, Nilssen's potential claim to a refund of the attorney's fees settlement amount has been extinguished. As a result, the Company recorded a gain of $0.75 million in discontinued operations in the three-month period ended January 1, 2012.

Litigation—Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company’s former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.6 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company’s power electronics business to Power-One, Inc. ("Power

Index

One") in October 2006. The claims against the Company relate to a change of control agreement and restricted stock grant. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova retains the right to appeal the ruling or commence a new proceeding.

In October 2010, the Company received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of the Company’s power electronic group to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.4 million) for the alleged failure of the Power-One China Subsidiary to  file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods.  The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.

Litigation - Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company’s indemnification obligations, did not involve material expenditures during transition period 2011 or fiscal years 2011, 2010 or 2009.

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

In October 2006, Sergy Company, LLC (“Sergy”), the owner of the Bridgeport facility, filed a lawsuit in Superior Court, Fairfield, Connecticut alleging that the Company is obligated to remediate environmental contamination at the facility. The case was transferred to the Complex Litigation Docket, Waterbury, Connecticut. Sergy filed an amended complaint alleging a breach of lease obligations and violation of Connecticut environmental statutory requirements, which allegations were denied in the Company’s amended answer, affirmative defenses and counterclaims.  Sergy amended its complaint to

Index

include additional claims against the Company under the Connecticut Transfer Act. In January 2011, Sergy and the Company reached an agreement in principle to resolve the lawsuit. The court approved the settlement by way of a stipulation for judgment in compromise and settlement on September 20, 2011 which included a payment by the Company to Sergy in the amount of $85 thousand subject to certain holdback arrangements securing obligations of Sergy to support groundwater remedial measures.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.6 million related to the Bridgeport facility, representing the Company’s best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of July 3, 2011.

In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy and the Company, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and operated by the Company. Although a stipulation was entered into by the Company and Sergy relating to the start-up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court. The lawsuit against the Company was settled with the CTCEP by means of a stipulation for judgment in compromise and settlement which was approved by the Court in November 2010.  The stipulation, which included the Company paying the CTCEP $5 thousand, resolves all liability for past activities and requires the Company to conduct limited additional investigation pursuant to an approved work plan.

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

Letters of Credit

The Company had approximately $1.5 million of outstanding letters of credit as of January 1, 2012.

12.  Stock-Based Compensation Agreements

The Company has two stock option plans (the "Plans"), one of which provides for the issuance of both incentive stock options (under Section 422A of the Internal Revenue Code of 1986) and non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant, and one of which provides only for the issuance of non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. One of the Plans also provides for the issuance of stock appreciation rights, restricted stock, incentive bonuses and incentive stock units. The total number of shares of the Company's common stock available for issuance of stock options and other stock rights under the Plans is approximately 0.25 million shares.

Under the provisions of the Plans, key employees and non-employee directors may be granted options to purchase shares of Magnetek common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Company’s Board of Directors, with vesting periods generally ranging from two to four years.  The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield.  Many of these assumptions are judgmental and highly sensitive.  Following is a table of the weighted average fair value of the Company’s stock option grants for transition period 2011 and for fiscal years 2011, 2010 and 2009, using the Black-Scholes valuation model, assuming no dividends, with the following assumptions:

Index

	Six Months Ended	Fiscal Year
	January 1, 2012	2011	2010	2009
Expected life in years	5.6	5.7	5.7	5.7
Expected stock price volatility	73.7%	73.3%	73.0%	66.8%
Risk-free interest rate	1.2%	1.6%	2.1%	2.9%
Options granted (in thousands)	11	42	3	47
Weighted average fair value of options granted	$6.18	$8.00	$7.10	$13.30

Compensation expense related to stock option awards is recognized ratably over the vesting period.

The Company also awards restricted shares of the Company’s common stock to key employees under the provisions of one of the Plans.  All restrictions on the shares expire after completion of a service period, typically three years, as determined by the Compensation Committee of the Company’s Board of Directors.  Shares are valued at the market price on the date of award. Compensation expense related to these awards is recognized ratably over the service period.

During transition period 2011, the Company recorded $0.4 million of stock-based compensation related to all share-based awards. For fiscal years 2011, 2010 and 2009, the Company recorded $0.6 million, $0.7 million and $1.1 million, respectively, of stock-based compensation related to share-based awards.  Stock-based compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of January 1, 2012, there was $1.1 million of total unrecognized compensation cost related to all stock option and restricted share grants, to be expensed ratably over a weighted-average remaining period of 1.7 years.

Index

A summary of certain information with respect to outstanding stock options under the Plans follows (options in thousands):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000's)
Options outstanding, June 29, 2008	341	$74.60	$467
Granted	47	$21.90
Exercised	(1)	43.20	$10
Canceled	(133)	94.10
Options outstanding, June 28, 2009	254	$54.70	$—
Granted	3	$11.10
Exercised	—	—
Canceled	(25)	78.10
Options outstanding, June 27, 2010	232	$51.60	$—
Granted	42	$12.60
Exercised	—	—
Canceled	(96)	58.90
Options outstanding, July 3, 2011	178	$38.50	$270
Granted	11	$9.82
Exercised	—	$—
Canceled	(10)	$107.81
Options outstanding, January 1, 2012	179	$32.67	$1
Exercisable options, June 28, 2009	184	$65.00	$—
Exercisable options, June 27, 2010	192	$57.20	$—
Exercisable options, July 3, 2011	114	$50.90	$23
Exercisable options, January 1, 2012	112	$43.42	$—

The following table provides information regarding exercisable and outstanding options as of January 1, 2012 (options in thousands):

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)
8.48 - $25.00	103	$16.54	8.0	39	$21.40	6.9
25.01 - $50.00	31	35.52	4.3	28	35.45	4.1
50.01 - $75.00	33	62.60	1.9	33	62.60	1.9
75.01 - $100.00	12	80.55	2.4	12	80.55	2.4
100.01 - $119.50	—	119.50	0.2	—	119.50	0.2
Total	179	$32.67	5.9	112	$43.42	4.3

Index

The following table provides information regarding vested and unvested restricted stock activity for the fiscal years 2009, 2010 and 2011, and for the six months ended January 1, 2012 (shares in thousands):

	Shares	Weighted average grant date fair value	Fair value of vested shares at vesting date
Unvested at June 29, 2008	38	$34.80
Granted	—	$—
Vested	(21)	27.70	$492
Forfeited	—	36.10
Unvested at June 28, 2009	17	$43.40
Granted	65	$13.10
Vested	(12)	41.50	$202
Forfeited	(6)	17.90
Unvested at June 27, 2010	64	$15.30
Granted	50	$11.80
Vested	—	—
Forfeited	(23)	14.40
Unvested at July 3, 2011	91	$13.60
Granted	21	$13.00
Vested	—	$—
Forfeited	—	$—
Unvested at January 1, 2012	112	$13.48

13.  Employee Benefit Plans

The Company maintains a defined benefit pension plan (the “pension plan”) for the benefit of eligible employees, former employees and retirees in the U.S.   Effective June 30, 2003, the pension plan was frozen and no future compensation credits will be accrued to participants' individual accounts, although participant accounts will continue to be credited with interest.

During 2006, Congress passed the Pension Protection Act of 2006 (the “2006 Act”) with the stated purpose of improving the funding of U.S. private pension plans.  The 2006 Act introduced new funding requirements for qualified defined benefit pension plans, introduced benefit limitations for certain under-funded plans, and raised tax deduction limits for contributions.  The 2006 Act applies to pension plan years beginning after December 31, 2007.  In June 2010, Congress passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “2010 Act”). The 2010 Act provides, among other things, pension relief for employers with defined benefit pension plans.  The 2010 Act allows companies with a defined benefit pension plan to choose between two alternative funding schedules: amortizing funding shortfalls over 15 years for any two plan years between 2008 and 2011, or paying interest on a funding shortfall for only two plan years of the employer’s choosing after which seven-year amortization would apply.  The Company selected the funding option to amortize funding shortfalls over 15 years for any two plans years between 2008 and 2011.

The Company funds the pension plan in accordance with applicable employee benefit and tax laws described above. In response to the level of the Company’s projected pension funding obligations relative to its operating cash flows, the Company filed an application with the Internal Revenue Service (“IRS”) in February 2011 for a waiver of its minimum required contributions for the pension plan year 2011.  The amount of the funding waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final installment due in September 2012.  The waiver request was approved by the IRS in October 2011, and accordingly, the Company did not make any contributions to the plan for the pension plan year 2011. Rather, the 2011 plan year required contributions of $17 million will be deferred and amortized with interest at a rate of approximately 6% over plan years 2012 through 2016.   Required quarterly contributions to the pension plan will resume in April 2012.

Index

During transition period 2011, the Company made a contribution of $1.9 million to the pension plan, which represented the final installment due for plan year 2010. The Company previously made required contributions to the pension plan of $8.4 million in fiscal 2011, $15.6 million in fiscal 2010 and $9.4 million in fiscal 2009.  Based upon current actuarial projections and pension funding regulations, future minimum required contributions to the pension plan are estimated at $94.8 million, of which approximately $11.7 million is scheduled to be contributed during fiscal 2012.  The net present value of the future required minimum contributions , discounted at 4.05%, is approximately $84.2 million. Required contributions after fiscal 2012 are subject to change and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the pension plan.

Weighted average assumptions used to determine benefit cost and benefit obligation for the pension plan follow:

	Six Months Ended	Fiscal Year
	January 1, 2012	2011	2010
Discount rate used to determine benefit obligation	4.05%	5.15%	5.10%
Discount rate used to determine benefit cost	5.15%	5.10%	6.25%
Expected return on plan assets	8.25%	8.50%	8.50%
Measurement date for pension benefit obligations	January 1, 2012	July 3, 2011	June 27, 2010

The Company determines the expected return on pension plan assets based upon the overall expected long-term rate of return over the period that benefits are expected to be paid.  This estimate considers the targeted allocation of pension plan assets among securities with various risk and return profiles and incorporates historical data as well as anticipated economic and market conditions.  Based on analysis of future expectations of asset performance, past return results, and current and expected asset allocations, the Company reduced its long-term expected return on plan assets to 8.25% for cost recognition purposes in transition period 2011 from the expected return assumption of 8.5% for fiscal 2011 and 2010.

Index

Pension benefit obligations at year-end, fair value of pension plan assets, and the pension plan funded status are as follows:

	January 1,	July 3,	June 27,
	2012	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$194,245	$196,306	$179,056
Interest cost	4,919	9,686	10,821
Actuarial loss	24,838	2,327	18,635
Benefits paid	(6,550)	(14,074)	(12,206)
Benefit obligation at end of year	$217,452	$194,245	$196,306

Change in Plan Assets:
Fair value of plan assets at beginning of year	$132,863	$118,392	$102,207
Actual return on plan assets	(8,889)	20,127	12,804
Employer contributions	1,920	8,418	15,587
Benefits paid	(6,550)	(14,074)	(12,206)
Fair value of plan assets at end of year	$119,344	$132,863	$118,392

Funded status	$(98,108)	$(61,382)	$(77,914)
Unrecognized net actuarial loss	195,592	159,652	174,265
Prepaid benefit cost	$97,484	$98,270	$96,351

Amounts Recognized in Statement of Financial Position:
Pension benefit obligations, net	$(98,108)	$(61,382)	$(77,914)
Accumulated other comprehensive loss	195,592	159,652	174,265
Net amount recognized	$97,484	$98,270	$96,351

In fiscal 2007 the Company adopted ASC Topic 715-30, Defined Benefit Plans – Pension, which requires the Company to recognize the funded status of the pension plan in the consolidated balance sheet and provide related disclosures.  The pension plan has been in a net under-funded position for the past several years, and as a result, the Company recognized an additional minimum pension liability on its balance sheet in accordance with ASC Topic 715.  The pension plan’s unrecognized losses of $195,592, $159,652 and $174,265 (excluding tax benefits of $17,000) at January 1, 2012, July 3, 2011, and June 27, 2010, respectively, have been recorded as a reduction to equity in “Accumulated Other Comprehensive Loss” on the Company’s consolidated balance sheets.   Amounts included in accumulated other comprehensive loss, net of tax, at January 1, 2012, which have not yet been recognized in net periodic benefit cost, relate solely to unrecognized net actuarial losses of the pension plan.

Net periodic benefit cost for the Company’s pension plan are as follows:

	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,
	2012	2011	2011	2010	2009
		(unaudited)
Interest cost	$4,919	$4,935	$9,686	$10,821	$11,195
Expected return on plan assets	(5,394)	(5,115)	(10,041)	(8,825)	(12,130)
Recognized net actuarial loss	3,181	3,491	6,855	6,210	4,320
Net periodic benefit cost	$2,706	$3,311	$6,500	$8,206	$3,385

Index

Total net periodic benefit cost for fiscal 2012 is estimated at $6.7 million.  During that time, it is expected that $8.0 million of amounts included in accumulated other comprehensive loss will be recognized in net periodic benefit cost.  The expected return on the pension plan assets in determining future pension expense is 8.25%.

Pension plan fiduciaries set investment policies and strategies for the pension plan’s trust. The primary investment objectives are to maximize total return within a prudent level of risk, to fully diversify investment holdings, and to meet long-term return targets.  The pension plan’s fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations.  Pension plan assets are invested in a diversified mix of funds containing equity and debt securities through a professional investment manager with the objective to achieve targeted risk adjusted returns while maintaining liquidity sufficient to fund current benefit payments.  Pension plan assets do not include any shares of Company common stock as of January 1, 2012, July 3, 2011, or June 27, 2010.

The fair values of pension plan assets as of January 1, 2012, are as follows:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Plan Assets	January 1, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2	$2	$—	$—
Equity holdings:
U.S. large cap	39,615	39,615	—	—
U.S. small cap	12,030	12,030	—	—
International equity	16,412	16,412	—	—
Total equity holdings	68,059	68,059	—	—
Fixed income holdings:
Core fixed income	19,441	—	19,441	—
Emerging market debt	2,933	—	2,933	—
Total fixed income holdings	22,374	—	22,374	—
Limited partnership holdings	28,911	—	—	28,911
Total pension plan assets	$119,344	$68,059	$22,374	$28,911

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of January 1, 2012:

Limited
Partnership
Holdings
Balance, beginning of period	$30,291
Depreciation in the fair market value of plan assets	(1,380)
Balance, end of period	$28,911

Index

Expected future benefit payments under the pension plan by fiscal year are as follows (in $ thousands):

Fiscal	Benefit
Year	Payment
2012	$12,747
2013	12,864
2014	13,209
2015	12,970
2016	13,251
2017-2021	66,505

In addition to the pension plan, the Company maintains a defined contribution savings plan (“401k plan”) for eligible employees.  Contributions made by the Company to the 401k plan during transition period 2011 were $232, and were $200, $184 and $426 for fiscal years 2011, 2010 and 2009, respectively.

14.  Warranties

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

Changes in the warranty reserve for transition period 2011 and fiscal years 2011 and 2010 follow:

	January 1, 2012	July 3, 2011	June 27, 2010
Balance at beginning of year	$579	$591	$374
Additions charged to earnings	309	446	719
Use of reserve for warranty obligations	(199)	(458)	(502)
Balance at end of year	$689	$579	$591

15.  Supplemental Cash Flow Information

Changes in operating assets and liabilities of continuing operations follow:

	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,
Fiscal period ended	2012	2011	2011	2010	2009
		(unaudited)
(Increase) decrease in accounts receivable	$1,498	$587	$(1,801)	$(4,838)	$7,002
(Increase) decrease in inventories	624	(4,410)	(4,044)	2,332	(92)
(Increase) decrease in prepaids and other current assets	(402)	(250)	54	762	891
(Increase) decrease in other assets	343	653	460	131	647
Increase (decrease) in accounts payable	2,290	671	2,196	4,171	(4,691)
Increase (decrease) in accrued liabilities	(1,253)	674	3,875	(1,728)	(1,428)
Increase (decrease) in operating assets and liabilities	$3,100	$(2,075)	$740	$830	$2,329
Cash paid for interest and paid (refunded) for income taxes :
Interest	$—	$—	$—	$—	$—
Income taxes	$139	$55	$(100)	$323	$271

Index

16.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	January 1, 2012	July 3, 2011	June 27, 2010
Unrecognized pension plan liabilities, net of $17,000 income tax benefit	$(178,592)	$(142,652)	$(157,265)
Foreign currency translation adjustments	739	957	673
Accumulated other comprehensive loss	$(177,853)	$(141,695)	$(156,592)

17.  Business Segment and Geographic Information

The Company currently operates within a single business segment, digital power control systems. The Company sells its products primarily to large original equipment manufacturers and manufacturers’ representatives. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.  The Company has one customer whose purchases represented approximately 10% of the Company’s total revenue in transition period 2011.

Information with respect to the Company's foreign subsidiaries follows:

	Six Months Ended		Fiscal Year Ended
	January 1,	January 2,	July 3,	June 27,	June 28,
For the fiscal period	2012	2011	2011	2010	2009
		(unaudited)
Sales	$3,930	3,327	$6,593	$7,446	$14,355
Income from operations	305	213	341	207	721
Identifiable assets	5,665	3,917	5,200	5,151	7,714
Capital expenditures	—	—	—	—	138
Depreciation and amortization	23	27	53	65	58

Sales by foreign subsidiaries include sales of products to customers within the U.S.

Export sales from the United States were $3,327 during transition period 2011, and were $5,624, $3,747 and $5,534 in fiscal years 2011, 2010 and 2009, respectively.

Index

18.  Quarterly Results (unaudited)

The supplementary financial information presented below provides quarterly financial data for transition period 2011 and for fiscal years 2011 and 2010.

	Oct 2,	Jan 1,
Transition Period 2011 quarter ended	2011	2012
Net sales	$29,220	$29,501
Gross profit	9,812	10,521
Income (loss) from operations	2,250	2,630
Income (loss) from continuing operations before income taxes	2,250	2,630
Provision for income taxes	284	265
Income (loss) from continuing operations	1,966	2,365
Income (loss) from discontinued operations	(232)	193
Net income (loss)	$1,734	$2,558

Earnings per common share - basic:
Income (loss) from continuing operations	0.63	0.75
Income (loss) from discontinued operations	(0.07)	0.06
Net income (loss)	0.56	0.81

Earning per common share - diluted:
Income (loss) from continuing operations	0.61	0.74
Income (loss) from discontinued operations	(0.07)	0.06
Net income (loss)	0.54	0.80

	Oct 3,	Jan 2,	Apr 3,	Jul 3,
Fiscal 2011 quarter ended	2010	2011	2011	2011
Net sales	$24,877	$26,066	$27,831	$31,058
Gross profit	7,544	8,470	8,744	10,399
Income (loss) from operations	934	1,392	1,482	1,638
Income (loss) from continuing operations before income taxes	935	1,392	1,482	1,638
Provision for income taxes	272	15	241	102
Income (loss) from continuing operations	663	1,377	1,241	1,536
Income (loss) from discontinued operations	(392)	(141)	(270)	(351)
Net income (loss)	$271	$1,236	$971	$1,185

Earnings per common share - basic:
Income (loss) from continuing operations	$0.21	$0.44	$0.40	$0.49
Income (loss) from discontinued operations	$(0.12)	$(0.05)	$(0.09)	$(0.11)
Net income (loss)	$0.09	$0.39	$0.31	$0.38

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.21	$0.44	$0.39	$0.48
Income (loss) from discontinued operations	$(0.12)	$(0.05)	$(0.09)	$(0.11)
Net income (loss)	$0.09	$0.39	$0.30	$0.37

Index

	Sep 27,	Dec 27,	Mar 28,	Jun 27,
Fiscal 2010 quarter ended	2009	2009	2010	2010
Net sales	$17,834	$19,232	$19,185	$24,320
Gross profit	5,622	5,878	5,464	7,164
Income (loss) from operations	(1,290)	(756)	(1,166)	898
Income (loss) from continuing operations before income taxes	(1,280)	(750)	(1,155)	900
Provision for income taxes	231	130	251	261
Income (loss) from continuing operations	(1,511)	(880)	(1,406)	639
Income (loss) from discontinued operations	(284)	(345)	(207)	(1,107)
Net income (loss)	$(1,795)	$(1,225)	$(1,613)	$(468)

Earnings per common share - basic:
Income (loss) from continuing operations	$(0.49)	$(0.29)	$(0.45)	$0.20
Income (loss) from discontinued operations	$(0.09)	$(0.11)	$(0.07)	$(0.35)
Net income (loss)	$(0.58)	$(0.40)	$(0.52)	$(0.15)

Earnings per common share - diluted:
Income (loss) from continuing operations	$(0.49)	$(0.29)	$(0.45)	$0.20
Income (loss) from discontinued operations	$(0.09)	$(0.11)	$(0.07)	$(0.35)
Net income (loss)	$(0.58)	$(0.40)	$(0.52)	$(0.15)

19. Subsequent Events (unaudited)

On January 9, 2012, subsequent to the end of transition period 2011, the Company entered into a settlement agreement with Kirkland & Ellis LLP. Magnetek and K&E were involved in lawsuits in federal and state courts in Illinois in connection with K&E's representation of the Magnetek in a patent infringement matter. Under terms of the settlement agreement, all outstanding claims would be settled and released, and the state and federal court proceedings would be dismissed with prejudice in consideration of K&E making a payment to Magnetek of $5 million. The Company received full payment from K&E on January 19, 2012. The federal proceeding was dismissed on January 23, 2012, and the Illinois Supreme Court proceeding was dismissed on January 24, 2012. The impact of the settlement agreement will be reflected in the Company's results of discontinued operations in the first quarter of fiscal 2012.

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. On March 8, 2012, subsequent to the end of the transition period 2011, the Court of Arezzo, Labor Law Section, ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova and Magnetek were involved in litigation in connection with the termination of Mr. Canova's employment at the time of the sale of the Company's power electronics business to Power-One, Inc. Mr. Canova retains the right to appeal the ruling or commence a new proceeding (see Note 11 of Notes to Consolidated Financial Statements).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Magnetek had no disagreements with its independent accountants in transition period 2011 with respect to accounting and financial disclosure, and has not changed its independent accountants during the two most recent fiscal years.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by

Index

this Transition Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 1, 2012.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2012, the end of our six-month transition period.  Our management’s assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 1, 2012, the end of our transition period.  This Transition Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report.

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

(c) Changes in Controls and Procedures

No change in internal control over financial reporting occurred during the period ended January 1, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No other information is required to be reported for matters not disclosed on Form 8-K during the period ended January 1, 2012.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2012 Proxy Statement entitled “Proposal No. 1 – Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” “Standing Committees of the Board” and by reference to Part I of this Transition Report on Form 10-K under the heading “Supplemental Information – Executive Officers of the Company.”

Index

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

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2012 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables, narrative and notes relating to Executive and Director compensation, “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested for Fiscal tear Table,” “Pension Benefits for Fiscal Year Table,” “Employment, Severance and Change in Control Agreements and Other Arrangements Table,” “Director Compensation for Fiscal Year Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2012 Proxy Statement entitled “Equity Compensation Plan Information Table” and “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2012 Proxy Statement entitled “Proposal 1 – Election of Directors,” “Relationships and Related Transactions,” and “Corporate Governance Principles.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2012 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

3.           Exhibit Index

The following exhibits are filed as part of this Transition Report Form 10-K, or are incorporated herein by reference.  Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

Exhibit No.	Note	Description of Exhibit
3.1	**	Restated Certificate of Incorporation of the Company, effective as of March 12, 2012.
3.2	(1)	Magnetek, Inc. Amended and Restated By-Laws.
4.1	(2)	Registration Rights Agreement, dated as of April 29, 1991, by and among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(3)	Registration Rights Agreement, dated as of June 28, 1996, by and between the Company and U.S. Trust Company of California, N.A.
4.3	(4)	Registration Rights Agreement, dated as of June 26, 2002, by and between the Company and U. S. Trust Company N.A.

Index

4.4	(5)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(4)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.
10.1	(6)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.2	(7)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.3	(8)	Settlement Agreement and Release, dated as of May 1, 2007, by and between the Company and Samsung Electro-Mechanics Co., Ltd.
10.4	(9)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.5	(10)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.6	(11)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.7	(12)	Industrial Building Lease (Net) dated as of November 26, 2006, and Amendment of Industrial Building Lease (Net) dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.8(a)	(13)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.8(b)	(14)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.8(c)	(15)	Second Amendment to Credit Agreement dated effective as of February 19, 2010 by and between the Company and Associated Bank, N.A.
10.8(d)	(16)	Third Amendment to Credit Agreement dated effective as of December 9, 2010, by and between the Company and Associated Bank, N.A.
10.8(e)	(17)	Fourth Amendment to Credit Agreement dated effective as of December 15, 2011, by and between the Company and Associated Bank, N.A.
10.9*	(18)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.10*	(4)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.11*	(19)	Form of Change of Control Agreement for named executive officers Peter M. McCormick and Marty J. Schwenner effective as of December 21, 2010.
10.12*	(1)	Form of Retention Agreement for named executive officer Hungsun S. Hui effective as of February 24, 2009.
10.13*	(1)	Form of Retention Agreement for named executive officer Scott S. Cramer effective as of March 1, 2010.
10.14*	(19)	Form of Retention Agreement for named executive officer Michael J. Stauber effective as of February 28, 2011.
10.15*	(20)	Transition, Separation and Complete Release Agreement by and between the Company and Jolene A. Shellman, dated as of March 2, 2010.
10.16(a)*	(21)	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).
10.16(b)*	(22)	First Amendment to the 2004 Plan.
10.16(c)*	(23)	Form of Restricted Stock Award Agreement Pursuant to the 2004 Plan.
10.16(d)*	(23)	Form of Non-Qualified Stock Option Agreement Pursuant to the 2004 Plan.
10.16(e)*	(24)	Form of Non-Qualified Stock Option Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(f)*	(24)	Form of Non-Qualified Stock Option Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(g)*	(24)	Form of Restricted Stock Award Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(h)*	(24)	Form of Restricted Stock Award Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(i)*	(25)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
10.17*	(26)	Amended and Restated 2010 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.18*	(22)	Magnetek, Inc. Director Compensation and Deferral Investment Plan.
21.1	**	Subsidiaries of the Registrant as of January 1, 2012.

Index

23.1	** Consent of Independent Registered Public Accounting Firm.
31.1	** Certification Pursuant to 15 U.S.C. Section 7241.
31.2	** Certification Pursuant to 15 U.S.C. Section 7241.
32.1	** Certifications Pursuant to 18 U.S.C. Section 1350.
*	Indicates a management contract or compensatory plan or arrangement
**	Filed with this Form 10-K.
(1)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(2)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1991, and incorporated herein by this reference.
(3)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1996, and incorporated herein by this reference.
(4)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(5)	Previously filed with Form 8-K filed May 12, 2003, and incorporated herein by this reference.
(6)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed February 5, 2008, and incorporated herein by this reference.
(8)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(9)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(10)	Previously filed with Form 8-K filed June 13, 2008, and incorporated herein by this reference.
(11)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference
(12)	Previously filed with Form 8-K filed August 23, 2007, and incorporated herein by this reference
(13)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(14)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(15)	Previously filed with Form 8-K filed February 22, 2010, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K filed December 13, 2010, and incorporated herein by this reference.
(17)	Previously filed with Form 8-K filed December 19, 2011, and incorporated herein by this reference.
(18)	Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.
(19)	Previously filed with Form 10-Q for quarter ended April 3, 2011, and incorporated herein by this reference.
(20)	Previously filed with Form 8-K filed March 3, 2010, and incorporated herein by this reference.
(21)	Previously filed with Company's Proxy Statement dated September 6, 2009, for the 2009 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(22)	Previously filed with Company's Proxy Statement dated September 19, 2011, and incorporated herein by this reference.
(23)	Previously filed with Form 10-Q for quarter ended December 27, 2009, and incorporated herein by this reference.
(24)	Previously filed with Form 10-Q for quarter ended October 3, 2010, and incorporated herein by this reference.
(25)	Previously filed with Form 10-K for Fiscal Year ended June 27, 2010, and incorporated herein by this reference.
(26)	Previously filed with Company's Proxy Statement dated September 20, 2010, for the 2010 Annual Meeting of the Shareholders, and incorporated herein by this reference.

Index

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Transition Report on Form 10-K for the six-month period ended January 1, 2012.

______________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menomonee Falls, State of Wisconsin, on the 15th day of March, 2012.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	March 15, 2012
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	March 15, 2012
David A. Bloss, Sr.
/s/ YON Y. JORDEN	Director	March 15, 2012
Yon Y. Jorden
/s/ ALAN B. LEVINE	Director	March 15, 2012
Alan B. Levine
/s/ DAVID P. REILAND	Director	March 15, 2012
David P. Reiland
/s/ PETER M. MCCORMICK	Director, President and Chief Executive Officer	March 15, 2012
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 15, 2012
Marty J. Schwenner	(Principal Financial Officer)
/s/ MICHAEL J. STAUBER	Vice President and Corporate Controller	March 15, 2012
Michael J. Stauber	(Principal Accounting Officer)

Index

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED JUNE 28, 2009, JUNE 27, 2010, JULY 3, 2011, AND JANUARY 1, 2012
(amounts in thousands)

	Balance at beginning of year	Additions charged (recoveries added) to earnings	Deductions from allowance	Other	Balance at end of year
June 28, 2009
Allowance for doubtful accounts	$517	$(26)	$(208)	$—	$283
June 27, 2010
Allowance for doubtful accounts	$283	$66	$(102)	$2	$249
July 3, 2011
Allowance for doubtful accounts	$249	$29	$(24)	$1	$255
January 1, 2012
Allowance for doubtful accounts	$255	$(6)	$(42)	$(1)	$206

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of January 1, 2012, July 3, 2011, and June 27, 2010, and for the six months ended January 1, 2012 and each of the three years in the period ended July 3, 2011, and have issued our report thereon dated March 15, 2012 (included elsewhere in this Transition Report on Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a) of this Transition Report on Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 15, 2012