Form 10-Q
period 2012-04-01
MAGNETEK, INC.
filed 2012-05-11
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  April 1, 2012

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of May 1, 2012, was 3,165,589 shares.

FISCAL YEAR 2012 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 1, 2012

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) April 1, 2012	(13 Weeks) April 3, 2011
Net sales	$28,725	$27,831
Cost of sales	18,084	19,087
Gross profit	10,641	8,744

Operating expenses:
Research and development	990	1,117
Pension expense	1,675	1,594
Selling, general and administrative	5,525	4,551
Income from operations	2,451	1,482

Non-operating income:
Interest income	—	—
Income from continuing operations before income taxes	2,451	1,482

Provision for income taxes	276	241
Income from continuing operations	2,175	1,241

Income (loss) from discontinued operations, net of tax	4,706	(270)

Net income	$6,881	$971

Earnings per common share - basic:
Income from continuing operations	$0.69	$0.40
Income (loss) from discontinued operations	1.49	(0.09)
Net income per common share	$2.18	$0.31

Earnings per common share - diluted:
Income from continuing operations	$0.68	$0.39
Income (loss) from discontinued operations	1.46	(0.09)
Net income per common share	$2.14	$0.30

Weighted average shares outstanding:
Basic	3,162	3,133
Diluted	3,222	3,186

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income	$6,881	$971
Change in unrecognized pension liability	2,000	1,681
Change in currency translation adjustments	115	150
Comprehensive income	$8,996	$2,802

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	April 1, 2012	January 1, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$25,739	$20,594
Restricted cash	262	262
Accounts receivable, net	17,064	16,739
Inventories	14,615	13,705
Prepaid expenses and other current assets	564	932
Total current assets	58,244	52,232

Property, plant and equipment	22,367	21,873
Less: accumulated depreciation	18,117	17,887
Net property, plant and equipment	4,250	3,986

Goodwill	30,485	30,465
Other assets	5,241	5,322
Total Assets	$98,220	$92,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$12,233	$14,373
Accrued liabilities	5,701	6,504
Total current liabilities	17,934	20,877

Pension benefit obligations, net	97,783	98,108
Other long term obligations	1,499	1,517
Deferred income taxes	7,478	7,248

Commitments and contingencies

Stockholders’ deficit
Common stock	32	32
Paid in capital in excess of par value	141,018	140,743
Retained earnings	8,214	1,333
Accumulated other comprehensive loss	(175,738)	(177,853)
Total stockholders' deficit	(26,474)	(35,745)

Total Liabilities and Stockholders' Deficit	$98,220	$92,005

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks) April 1, 2012	(13 Weeks) April 3, 2011
Cash flows from operating activities:
Net income	$6,881	$971

(Income) loss from discontinued operations	(4,706)	270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	216	254
Amortization of intangible assets	13	13
Stock based compensation expense	210	117
Pension expense	1,675	1,594
Deferred income tax provision	230	230
Changes in operating assets and liabilities	(3,766)	(555)
Cash contribution to pension fund	—	(3,030)
Net cash provided by (used in) operating activities - continuing operations	753	(136)
Net cash provided by (used in) operating activities - discontinued operations	4,804	(453)
Net cash provided by (used in) operating activities	5,557	(589)

Cash flows from investing activities:
Capital expenditures	(476)	(256)
Net cash provided by (used in) investing activities - continuing operations	(476)	(256)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(476)	(256)

Cash flow from financing activities:
Proceeds from issuance of common stock	84	69
Purchase and retirement of treasury stock	(19)	—
Principal payments under capital lease obligations	(1)	(1)
Net cash provided by (used in) financing activities - continuing operations	64	68
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	64	68

Net increase (decrease) in cash	5,145	(777)
Cash at the beginning of the period	20,594	6,579
Cash at the end of the period	$25,739	$5,802

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2012
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 1, 2012, and the results of its operations and cash flows for the three-month periods ended April 1, 2012, and April 3, 2011. Results for the three months ended April 1, 2012, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

In August 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 to the Sunday nearest to December 31, which was effective as of January 2, 2012. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three-month periods ended April 1, 2012 and April 3, 2011, each contained 13 weeks.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reverse Stock Split

All references to number of common shares and per-share information in this quarterly report on Form 10-Q have been adjusted retroactively to reflect the one for ten reverse stock split effected by the Company on December 5, 2011.

Recent Accounting Pronouncements

On January 2, 2012, the Company adopted Financial Accounting Standards Board Accounting Standards Update ("ASU") 2011-05, an amendment to Accounting Standards Codification 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net earnings and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net income. The amendment affects only the display of those components of equity categorized as other comprehensive income and does not change existing recognition and measurement requirements that determine net earnings.

 Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on April 1, 2012.

2.	Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns are classified as discontinued operations in the accompanying condensed consolidated financial statements. Expenses related to previously divested businesses have historically included environmental matters, asbestos claims, and product liability claims incurred in connection with indemnification agreements the Company entered into upon divestiture of those businesses.

On January 9, 2012, the Company entered into a settlement agreement with Kirkland & Ellis LLP ("K&E"). Magnetek and K&E were involved in lawsuits in federal and state courts in Illinois in connection with K&E's representation of the Magnetek in a patent infringement matter. Under terms of the settlement agreement, all outstanding claims were settled and released, and the state and federal court proceedings were dismissed with prejudice in consideration of K&E making a payment to Magnetek of $5 million. The Company received full payment from K&E on January 19, 2012. The federal proceeding was dismissed on January 23, 2012, and the Illinois Supreme Court proceeding was dismissed on January 24, 2012. The impact of the settlement agreement is reflected in the Company's results of discontinued operations in the first three months of fiscal 2012 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

The condensed consolidated balance sheet as of April 1, 2012, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses.  While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	April 1, 2012	January 1, 2012
Raw materials and stock parts	$9,431	$9,042
Work-in-process	1,346	1,174
Finished goods	3,838	3,489
	$14,615	$13,705

4.	Commitments and Contingencies

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
     Litigation-Patent Infringement and Related Proceedings
In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP. The lawsuit involved a claim for breach of professional responsibility arising out of K&E's representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. The Company alleged that, as a result of K&E's negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen's patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company was seeking damages in the amount of $18.75 million, reimbursement of reasonable costs and attorneys' fees incurred in the proceeding to vacate the arbitration award and settlement thereof, and costs incurred in connection with this lawsuit. In April 2010, the Circuit Court of Cook County dismissed the complaint against K&E for lack of subject matter jurisdiction.  The Court relied upon a then recent Illinois appellate decision in which the Court held that attorney malpractice cases arising out of the prosecution or defense of federal patent claims raised federal questions for which the federal courts have exclusive jurisdiction.  An appeal was taken to the Illinois Appellate Court.  Also in April 2010, the Company filed a substantially identical complaint in the United States District Court for the Northern District of Illinois.  The new federal complaint sought damages in the amount of $18.8 million, plus any additional damages as may be warranted by the evidence introduced at trial.  In June 2010, K&E entered a motion in federal court to have the Company's complaint dismissed as being “time-barred” or filed beyond the applicable two year statute of limitations.  The Company filed its responsive brief in July 2010, arguing, among other things, that the doctrine of equitable tolling applies effectively suspending the running of the statute of limitations.  In June 2011, the Illinois Appellate Court reversed the Circuit Court of Cook County and remanded the case to the trial court.  K&E filed a petition for rehearing with the Appellate Court which request was denied on July 28, 2011. On August 31, 2011, K&E filed its petition for leave to appeal to the Illinois Supreme Court. Following a December 2011 mediation, on January 9, 2012, the Company entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to Magnetek, which the Company received on January 19, 2012. The federal proceeding was dismissed on January 22, 2012 and the Illinois Supreme Court proceeding was dismissed on January 23, 2012. The Company entered into the settlement agreement to eliminate the uncertainties, burden and expense of further litigation. The Company recorded the settlement payment as a gain in discontinued operations in the first quarter of fiscal year 2012.
Litigation-Other
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.6 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant and salary reduction. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova retains the right to appeal the ruling or commence a new proceeding.
In October 2010, the Company received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd.

(the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.4 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court has been scheduled for July 5, 2012. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first quarter of fiscal year 2012.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first quarter of fiscal year 2012.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.6 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of April 1, 2012.
In April 2008, the Commissioner of Environmental Protection (“CTCEP”) filed an action in Superior Court, Judicial District of Hartford-New Britain at Hartford seeking injunctive relief against Sergy Company, LLC (“Sergy”) and the Company, which action was commenced after Sergy cut off power to the Bridgeport facility, thereby disabling a groundwater pump and treatment system previously installed by FOL and operated by the Company. Although a stipulation was entered into by the Company and Sergy relating to the start-up and operation of the groundwater pump and treatment system, the CTCEP filed a request to amend the complaint to assert additional claims and to seek further remedies, including injunctive relief and civil penalties, for alleged failure to investigate and remediate pollution under the Connecticut Transfer Act.  In September, 2008 the Hartford Court ordered the case transferred to the Waterbury Court. The lawsuit against the Company was settled with the CTCEP by means of a stipulation for judgment in compromise and settlement which was approved by the Court in November 2010.  The stipulation, which included the Company paying the CTCEP $5 thousand, resolves all liability for past activities and requires the Company to conduct limited additional investigation pursuant to an approved work plan.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended April 1, 2012, and April 3, 2011:

	Three Months Ended
	April 1, 2012	April 3, 2011
Numerator:
Income from continuing operations	$2,175	$1,241
Income (loss) from discontinued operations	4,706	(270)
Net income	$6,881	$971

Denominator:
Weighted average shares - basic earnings per share	3,162	3,133
Add dilutive effective of stock based compensation	60	53
Weighted average shares - diluted earnings per share	3,222	3,186

Income (loss) per share - basic:
Continuing operations	$0.69	$0.40
Discontinued operations	$1.49	$(0.09)
Net income per share	$2.18	$0.31

Income (loss) per share - diluted:
Continuing operations	$0.68	$0.39
Discontinued operations	$1.46	$(0.09)
Net income per share	$2.14	$0.30

Outstanding options to purchase 179 thousand and 177 thousand shares of common stock for the three months ended April 1, 2012, and April 3, 2011, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

6.	Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended April 1, 2012, and April 3, 2011, are as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Balance, beginning of fiscal year	$657	$507
Changes in product warranties charged to earnings	80	138
Use of reserve for warranty obligations	(79)	(138)
Balance, end of period	$658	$507

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended April 1, 2012, and April 3, 2011, follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Interest cost	$2,125	$2,376
Expected return on plan assets	(2,450)	(2,463)
Recognized net actuarial losses	2,000	1,681
Total net pension expense	$1,675	$1,594

In February 2011, the Company filed an application with the Internal Revenue Service ("IRS") for a waiver of its minimum required contributions for pension plan year 2011. The amount of the waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final contribution due in September 2012. The waiver request was approved by the IRS in October 2011, and accordingly, the Company has not made any contributions to the plan for plan year 2011. Rather, the 2011 plan year required contributions of $17 million will be deferred and amortized with interest at a rate of 6% over plan years 2012 through 2016. Under current funding regulations, actuarial projections indicate that the Company will be required to make quarterly contributions to the defined benefit pension plan aggregating approximately $11.7 million during fiscal year 2012. In April 2012, subsequent to the end of the first quarter of fiscal 2012, the Company made the first required quarterly pension contribution for fiscal 2012 in an amount of $3.9 million.

8.	Income Taxes

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

The Company’s provision for income taxes for each of the three-month periods ended April 1, 2012, and April 3, 2011, includes $230 of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

9.	Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, which included the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on the Company’s ability to pay dividends or make acquisitions, and includes covenants that require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility were originally collateralized by the Company’s accounts receivable and inventory.

The Company has subsequently entered into several amendments to the revolving facility, mainly to extend the maturity date of the revolving facility, to broaden the security interest of Associated Bank to collateralize all assets of the Company, and to establish or modify certain covenants with which the Company must comply under the terms of the amended revolving facility.

In December 2011, the Company and Associated Bank entered into the most recent fourth amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2011, through March 31, 2013; and (iv) establish maximum amounts the Company can contribute to its defined benefit pension plan during the term of the agreement.

There were no amounts outstanding on the amended revolving facility as of April 1, 2012.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, mining and renewable energy applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital DC motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for energy delivery applications, including motion control systems for mining equipment and power inverters for renewable energy applications. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrade of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

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

Our product offerings for energy delivery applications include power inverters for renewable energy applications, as well as AC and DC drives for mining applications.  We believe that energy needs will continue to grow significantly for the foreseeable future, and with our product offerings, we are well positioned to capitalize on that growth whether it be in the form of traditional coal-based sources or from renewable energy sources. We have a wide variety of product offerings which are engineered to efficiently use available power, or which convert energy to usable power in an energy efficient manner. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for over 30 years. More recently we've developed and introduced power inverters which convert DC power from renewable energy sources such as wind to utility-grade AC power. We believe there are revenue growth opportunities in the utility-scale solar market, which is expected to grow rapidly in North America as solar power becomes increasingly competitive from a cost standpoint with more traditional methods of power generation. Accordingly, we’ve strategically allocated additional resources toward the ongoing development of utility-scale power inverters for the solar market in an effort to shift our renewable sales mix in the future from wind to solar through a more diverse product offering.

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

Throughout calendar year 2011, we experienced improving conditions and increasing demand in most of our major served markets, mainly in traditional industrial markets.  Accordingly, both our sales and operating results improved steadily throughout 2011, and that trend has continued into fiscal 2012.  Our 2012 first quarter sales increased 3% to $28.7 million from $27.8 million in the first three months of calendar 2011.  Sales of products with material handling applications, our largest served market, continued to grow in the first quarter of fiscal 2012, and increased over 32% over the comparable period last year to more than $18 million.  Sales of control systems for mining applications increased more than 36% in the first quarter of fiscal 2012 over the comparable period last year, growing to more than $2.7 million in the three months ended April 1, 2012. The main challenge to our continued growth was in renewable energy, where our primary wind customer rescheduled shipments based upon a slowdown in their business. Aside from that customer-specific issue, we experienced healthy year-over-year sales growth in our material handling and mining markets.

First quarter 2012 gross profit increased to $10.6 million, or 37.0% of sales, compared to $8.7 million, or 31.4% of sales in the first three months of calendar 2011.  We reported pre-tax income from operations of $2.5 million, or approximately 8.5% of sales, in the first quarter of 2012, compared to prior year pre-tax income from operations of $1.5 million, due mainly to higher sales volumes into served industrial markets as well as a shift in our sales mix, with lower sales of products with renewable energy applications. Diluted earnings per share from continuing operations increased 74% to $0.68 per share in the first quarter of 2012, compared to $0.39 per share in the first three months of 2011. In addition, our cash balances increased more than $5 million during the first quarter of 2012, largely due to a settlement agreement entered into to resolve a long-standing legal matter.

Our incoming order rate was solid during the first quarter of fiscal 2012, but as expected, was negatively impacted by declining orders for wind power inverters. Demand levels remain healthy in our traditional served industrial markets, mainly for products with material handling and mining applications. Manufacturing continued to be an area of strength in the U.S. economy, and we expect manufacturing activity and demand in our served industrial markets to continue to grow during 2012. Our declining incoming order rate for wind inverters is indicative of the challenging conditions that have persisted in the wind market for some time, and we expect conditions in the wind market to remain soft for the foreseeable future. As a result, we believe the North American solar market offers us better growth opportunities in renewable energy, particularly at the large-scale end of the market, and we've made steady progress toward entering the market in 2012.

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

Discontinued Operations

Certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses include environmental matters, asbestos claims and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements that we entered into when we divested those businesses.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012.

Results of Operations - Three Months Ended April 1, 2012, and April 3, 2011

Net Sales and Gross Profit

Net sales for the three months ended April 1, 2012, were $28.7 million, an increase of 3% from the three months ended April 3, 2011, sales of $27.8 million.  The increase in sales was primarily due to higher sales volumes into served material handling and mining markets, partially offset by lower sales of wind power inverters into renewable energy markets.  Net sales by major market were as follows, in millions:

	Three Months Ended
	April 1, 2012		April 3, 2011
Material handling	$18.3	64%	$13.9	50%
Elevator motion control	5.3	18%	6.3	23%
Energy systems	5.1	18%	7.6	27%
Total net sales	$28.7	100%	$27.8	100%

Gross profit for the three months ended April 1, 2012, was $10.6 million, or 37.0% of sales, versus $8.7 million, or 31.4% of sales, for the three months ended April 3, 2011.  The increase in gross profit as a percentage of sales for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, was due to increased sales of higher margin material handling and mining products as well as improvement in elevator gross margins due to new product introductions and material cost reductions.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.0 million, or 3.4% of sales, for the three months ended April 1, 2012, comparable to R&D expense of $1.1 million, or 4.0% of sales, for the three months ended April 3, 2011.

Pension expense was $1.7 million and $1.6 million for the three months ended April 1, 2012 and April 3, 2011, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to increased amortization of actuarial losses resulting from declining interest rates experienced during 2011.

Selling, general and administrative (“SG&A”) expense was $5.5 million (19.2% of sales) for the three months ended April 1, 2012, versus $4.5 million (16.4% of sales) for the three months ended April 3, 2011.  Selling expenses in the three months ended April 1, 2012, increased to $3.0 million from $2.2 million in the three months ended April 3, 2011, mainly due to higher volume-related commissions, increased payroll-related costs, and higher discretionary spending.  General and administrative (“G&A”) expense increased to $2.5 million for the three months ended April 1, 2012, from $2.3 million for the three months ended April 3, 2011.

Income from Operations

Income from operations for the three months ended April 1, 2012, was $2.5 million compared to income from operations of $1.5 million for the three months ended April 3, 2011.  The increase in income from operations for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, was mainly due to higher gross profit earned on sales volume increases in the three months ended April 1, 2012, partially offset by increases in selling and G&A expenses.

Interest Income

Interest income was negligible for the three months ended April 1, 2012 and April 3, 2011.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.2 million for the three months ended April 1, 2012, and April 3, 2011, respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $2.2 million for the three months ended April 1, 2012, or $0.68 per diluted share, compared to income from continuing operations of $1.2 million for the three months ended April 3, 2011, or $0.39 per diluted share.

Income (Loss) from Discontinued Operations

We recorded income from discontinued operations for the three months ended April 1, 2012, of $4.7 million, or $1.46 per share on a diluted basis, compared to a loss from discontinued operations of $0.3 million, or a $0.09 loss per share on a diluted basis, for the three months ended April 3, 2011.  Income from discontinued operations in the three months ended April 1, 2012, includes a gain of $5.0 million from a settlement agreement resulting in resolution of a legal matter (see Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements). The loss from discontinued operations in the three months ended April 3, 2011, is comprised entirely of expenses related to previously divested businesses.

Net Income
Our net income was $6.9 million in the three months ended April 1, 2012, or $2.14 per diluted share, compared to net income of $1.0 million in the three months ended April 3, 2011, or $0.30 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased approximately $5.1 million during the first three months of fiscal 2012, from $20.6 million at January 1, 2012, to $25.7 million at April 1, 2012.  Restricted cash balances remained unchanged during the first three months of fiscal 2012 at $0.3 million.   The primary source of cash during the first three months of fiscal 2012 was income from discontinued operations of $4.7 million, which included a gain of $5.0 million from a settlement agreement entered into during the first three months of fiscal 2012 to resolve a long-standing legal issue (see Note 4 of Notes to Condensed Consolidated Financial Statements). In addition, adjusted income from continuing operations was $4.5 million, which included non-cash charges aggregating $2.3 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary use of cash in the first three months of fiscal 2012 was $3.8 million in net increases in operating assets and liabilities. Accounts receivable increased by $0.3 million during the first quarter of fiscal 2012, mainly due to an increase in days sales outstanding, which increased from 51.4 days at January 1, 2012, to 53.8 days at April 1, 2012. Inventories increased by $0.9 million during the first quarter of fiscal 2012. Accounts payable and other accrued liabilities decreased by $2.9 million during the first quarter of fiscal 2012, due to lower accounts payable balances as well as payment of incentive compensation amounts accrued as of January 1, 2012. In addition, we consumed cash of $0.2 million for disbursements related to previously divested businesses and $0.5 million for capital expenditures.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2012 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition, and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility were collateralized by our accounts receivable and inventory.  We have subsequently entered into four amendments to the revolving facility, the primary purpose of which was to extend the maturity dates of the revolving facility and to broaden the security interest of Associated Bank to include all assets of the Company.

In December 2011, we entered into the most recent fourth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2011, through

March 31, 2013; and (iv) establish maximum cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement. There were no amounts outstanding on the amended revolving facility as of April 1, 2012.  We are currently in compliance with all covenants of the revolving facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $38 million from April 2008 through December 2011, funded by cash generated from operations and existing cash on hand.  Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $92.5 million, relatively significant given the Company’s current size and cash flow.  Actual future contribution amounts will likely vary from current estimated future contributions, depending on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to plan assets.

In response to the level of our projected pension funding obligations relative to our current operating cash flows, we filed an application with the Internal Revenue Service (“IRS”) in February 2011 for a waiver of our minimum funding requirements (contributions) for the pension plan year 2011.  The amount of the funding waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final installment due in September 2012.  The waiver request was approved by the IRS in October 2011, and accordingly, the Company did not make any contributions to the plan for the pension plan year 2011. Rather, the 2011 plan year required contributions of $17 million will be deferred and amortized with interest at a rate of approximately 6% over plan years 2012 through 2016.   Required quarterly contributions to the pension plan will resume in April 2012, and current actuarial projections indicate that contributions to the pension plan during 2012 will total $11.7 million. In April 2012, subsequent to the end of the first quarter of fiscal 2012, we made the first required quarterly pension contribution of fiscal 2012 in an amount of $3.9 million.

Receipt of the funding waiver has had a significant favorable impact on our cash flows over the past several quarters, enabling us to strengthen our balance sheet and improve our liquidity while continuing to invest additional resources in growth opportunities.  At the same time, receipt of the funding waiver has deferred contributions from the current period of historically low interest rates.  An increase in interest rates or a legislative change to the funding rules during the waiver period could also have a favorable impact on our funding obligation as measured upon expiration of the waiver period.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Transition Report on Form 10-K filed with the Securities and Exchange Commission for the six-month transition period ended January 1, 2012, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at April 1, 2012. However, we do have significant pension liabilities and funding obligations which vary as interest rates change. We used an average interest rate of 4.67% in determining our aggregate funding obligations of approximately $95 million as of January 1, 2012, disclosed in our Transition Report on Form 10-K for the transition period ended January 1, 2012.  Our aggregate funding obligations as of April 1, 2012, are estimated at $92.5 million using an average interest rate of 4.74%.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at April 1, 2012, or April 3, 2011.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 1, 2012; and (ii) no change in internal control over financial reporting occurred during the quarter ended April 1, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended April 1, 2012.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended April 1, 2012.

During the first quarter of fiscal 2012, we purchased shares of our common stock as follows:

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number of		as part of publicly	yet be purchased
	shares	Average price	announced plans	under the plans
Period	purchased (1)	paid per share	or programs	or programs
January 2012	1,450	$13.34	—	—

 (1) Represents shares repurchased by the Company from employees for payment of applicable tax withholding obligations on the vesting of restricted stock awards. Shares are repurchased by the Company pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

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

MAGNETEK, INC.
(Registrant)

Date:	May 11, 2012	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	May 11, 2012	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)