Form 10-Q
period 2012-07-01
MAGNETEK, INC.
filed 2012-08-09
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  July 1, 2012

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of August 1, 2012, was 3,170,520 shares.

FISCAL YEAR 2012 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 1, 2012

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) July 1, 2012	(13 Weeks) July 3, 2011
Net sales	$29,001	$31,058
Cost of sales	18,846	20,659
Gross profit	10,155	10,399

Operating expenses:
Research and development	955	1,174
Pension expense	1,675	1,595
Selling, general and administrative	4,985	5,992
Total operating expenses	7,615	8,761

Income from continuing operations before income taxes	2,540	1,638

Provision for income taxes	267	102
Income from continuing operations	2,273	1,536

Income (loss) from discontinued operations, net of tax	946	(351)

Net income	$3,219	$1,185

Earnings per common share - basic:
Income from continuing operations	$0.72	$0.49
Income (loss) from discontinued operations	0.30	(0.11)
Net income per common share	$1.02	$0.38

Earnings per common share - diluted:
Income from continuing operations	$0.70	$0.48
Income (loss) from discontinued operations	0.29	(0.11)
Net income per common share	$0.99	$0.37

Weighted average shares outstanding:
Basic	3,168	3,136
Diluted	3,265	3,198

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks) July 1, 2012	(26 Weeks) July 3, 2011
Net sales	$57,726	$58,889
Cost of sales	36,930	39,746
Gross profit	20,796	19,143

Operating expenses:
Research and development	1,945	2,291
Pension expense	3,350	3,189
Selling, general and administrative	10,510	10,543
Total operating expenses	15,805	16,023

Income from continuing operations before income taxes	4,991	3,120

Provision for income taxes	543	343
Income from continuing operations	4,448	2,777

Income (loss) from discontinued operations, net of tax	5,652	(621)

Net income	$10,100	$2,156

Earnings per common share - basic:
Income from continuing operations	$1.41	$0.89
Income (loss) from discontinued operations	1.79	(0.20)
Net income per common share	$3.20	$0.69

Earnings per common share - diluted:
Income from continuing operations	$1.37	$0.87
Income (loss) from discontinued operations	1.74	(0.20)
Net income per common share	$3.11	$0.67

Weighted average shares outstanding:
Basic	3,165	3,135
Diluted	3,251	3,192

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$3,219	$1,185	$10,100	$2,156
Change in unrecognized pension liability	2,000	1,682	4,000	3,364
Change in currency translation adjustments	(96)	26	19	176
Comprehensive income	$5,123	$2,893	$14,119	$5,696

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	July 1, 2012	January 1, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$27,003	$20,594
Restricted cash	262	262
Accounts receivable, net	18,512	16,739
Inventories	13,813	13,705
Prepaid expenses and other current assets	532	932
Total current assets	60,122	52,232

Property, plant and equipment	22,491	21,873
Less: accumulated depreciation	18,322	17,887
Net property, plant and equipment	4,169	3,986

Goodwill	30,469	30,465
Other assets	5,387	5,322
Total Assets	$100,147	$92,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,123	$14,373
Accrued liabilities	7,327	6,504
Total current liabilities	18,450	20,877

Pension benefit obligations, net	93,601	98,108
Other long term obligations	1,473	1,517
Deferred income taxes	7,708	7,248

Commitments and contingencies

Stockholders’ deficit
Common stock	32	32
Paid in capital in excess of par value	141,284	140,743
Retained earnings	11,433	1,333
Accumulated other comprehensive loss	(173,834)	(177,853)
Total stockholders' deficit	(21,085)	(35,745)

Total Liabilities and Stockholders' Deficit	$100,147	$92,005

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks) July 1, 2012	(26 Weeks) July 3, 2011
Cash flows from operating activities:
Net income	$10,100	$2,156

(Income) loss from discontinued operations	(5,652)	621
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	433	475
Amortization of intangible assets	27	26
Stock based compensation expense	399	288
Pension expense	3,350	3,189
Deferred income tax provision	460	356
Changes in operating assets and liabilities	(2,987)	2,815
Cash contribution to pension fund	(3,857)	(3,030)
Net cash provided by (used in) operating activities - continuing operations	2,273	6,896
Net cash provided by (used in) operating activities - discontinued operations	4,610	(798)
Net cash provided by (used in) operating activities	6,883	6,098

Cash flows from investing activities:
Capital expenditures	(614)	(549)
Net cash provided by (used in) investing activities - continuing operations	(614)	(549)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(614)	(549)

Cash flow from financing activities:
Proceeds from issuance of common stock	161	143
Purchase and retirement of treasury stock	(19)	—
Principal payments under capital lease obligations	(2)	(2)
Net cash provided by (used in) financing activities - continuing operations	140	141
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	140	141

Net increase (decrease) in cash	6,409	5,690
Cash at the beginning of the period	20,594	6,579
Cash at the end of the period	$27,003	$12,269

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2012
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 1, 2012, and the results of its operations and cash flows for the three- and six-month periods ended July 1, 2012, and July 3, 2011. Results for the six months ended July 1, 2012, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

In August 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 to the Sunday nearest to December 31, which was effective as of January 2, 2012. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three- and six-month periods ended July 1, 2012 and July 3, 2011, each contained 13 and 26 weeks respectively.

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

 Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on July 1, 2012.

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

In January 2012, the Company entered into a settlement agreement with Kirkland & Ellis LLP ("K&E"). Magnetek and K&E were involved in lawsuits in federal and state courts in Illinois in connection with K&E's representation of the Magnetek in a patent infringement matter related to the Company's divested lighting business. Under terms of the settlement agreement, all outstanding claims were settled and released, and the state and federal court proceedings were dismissed with prejudice in consideration of K&E making a payment to Magnetek of $5 million. The Company received full payment from K&E and both the federal proceeding and the Illinois Supreme Court proceeding were dismissed in January 2012. The impact of the settlement agreement is reflected in the Company's results of discontinued operations for the six months ended July 1, 2012.

The condensed consolidated balance sheet as of July 1, 2012, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses.  The results of discontinued operations for the three- and six-month periods ended July 1, 2012, include a gain of $1.1 million resulting from non-cash adjustments of liabilities related to previously owned businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	July 1, 2012	January 1, 2012
Raw materials and stock parts	$8,565	$9,042
Work-in-process	1,497	1,174
Finished goods	3,751	3,489
	$13,813	$13,705

4.	Commitments and Contingencies

Litigation—Product Liability

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Company's Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim has been tendered to the Company's insurance carrier and legal counsel has been retained to represent the Company. Magnetek is defending the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  In March 2010, Magnetek's primary carrier, Travelers, denied coverage under a reservation of rights.  This followed the Company's excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers has agreed to continue to pay defense counsel to defend the case and has authorized defense counsel to undertake the defense of the “pass through” vendor PDS.  In June 2012, the parties engaged in mediation and reached a settlement in principle, under the terms of which the Company is not required to make any monetary contribution toward the settlement amount. Finalization of the settlement is pending Court approval.
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
Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.3 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.1 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the second quarter of fiscal year 2012.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the second quarter of fiscal year 2012.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.6 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of July 1, 2012.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended July 1, 2012, and July 3, 2011:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Numerator:
Income from continuing operations	$2,273	$1,536	$4,448	$2,777
Income (loss) from discontinued operations	946	(351)	5,652	(621)
Net income	$3,219	$1,185	$10,100	$2,156

Denominator:
Weighted average shares - basic earnings per share	3,168	3,136	3,165	3,135
Add dilutive effective of stock based compensation	97	62	86	57
Weighted average shares - diluted earnings per share	3,265	3,198	3,251	3,192

Income (loss) per share - basic:
Continuing operations	$0.72	$0.49	$1.41	$0.89
Discontinued operations	$0.30	$(0.11)	$1.79	$(0.20)
Net income per share	$1.02	$0.38	$3.20	$0.69

Income (loss) per share - diluted:
Continuing operations	$0.70	$0.48	$1.37	$0.87
Discontinued operations	$0.29	$(0.11)	$1.74	$(0.20)
Net income per share	$0.99	$0.37	$3.11	$0.67

Outstanding options to purchase 178 thousand and 179 thousand shares of common stock as of July 1, 2012, and July 3, 2011, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

6.	Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended July 1, 2012, and July 3, 2011, are as follows:

	Six Months Ended
	July 1, 2012	July 3, 2011
Balance, beginning of fiscal year	$689	$507
Changes in product warranties charged to earnings	130	428
Use of reserve for warranty obligations	(107)	(391)
Balance, end of period	$712	$544

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and six-month periods ended July 1, 2012, and July 3, 2011, follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Interest cost	$2,125	$2,376	$4,250	$4,751
Expected return on plan assets	(2,450)	(2,463)	(4,900)	(4,926)
Recognized net actuarial losses	2,000	1,682	4,000	3,364
Total net pension expense	$1,675	$1,595	$3,350	$3,189

In February 2011, the Company filed an application with the Internal Revenue Service ("IRS") for a waiver of its minimum required contributions for pension plan year 2011. The amount of the waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final contribution due in September 2012. The waiver request was approved by the IRS in October 2011, and as a result, the Company did not make any contributions to the plan for plan year 2011. Rather, the 2011 plan year required contributions of $17 million were deferred and will be amortized with interest at a rate of 6% over plan years 2012 through 2016.

Required quarterly contributions to the pension plan resumed in April 2012, and accordingly, the Company contributed $3.9 million to its pension plan assets. In July 2012, subsequent to the end of the second quarter of fiscal 2012, the Company made the second required quarterly pension contribution of fiscal 2012 in an amount of $3.9 million. The Company expects to make its third and final contribution of fiscal 2012 in October 2012, also in an amount of $3.9 million.

The Company disclosed in its Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, that the estimated minimum contributions to the Company's pension plan for fiscal years 2013 and 2014 aggregated $52 million. Federal legislation signed into law on July 6, 2012, allows pension plan sponsors to use an adjusted 25-year average corporate bond rate versus the current two-year average. Use of the 25-year average rate is expected to result in higher interest rate assumptions in valuing plan liabilities and in determining funding obligations, which in turn will result in lower minimum required contributions for plan sponsors in the near term. As a result of these legislative changes, the Company now estimates that fiscal 2013 minimum required pension contributions will decrease to $19 million from the previously expected amount of $26 million. In addition, fiscal 2014 minimum required contributions are currently estimated at $24 million from the previously estimated amount of $26 million. Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions and in accordance with the recently enacted legislation, are projected to be approximately $86 million.

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

The Company’s provision for income taxes for each of the three-month periods ended July 1, 2012, and July 3, 2011, includes $230 of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The Company’s provision for income taxes for the six-month periods ended July 1, 2012, and July 3, 2011, includes $460 and $356, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

There were no amounts outstanding on the amended revolving facility as of July 1, 2012.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

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

Our product offerings for energy delivery applications include AC and DC drives for mining applications, as well as power inverters for renewable energy applications. We believe that energy needs will continue to grow significantly for the foreseeable future, and with our product offerings, we are positioned to capitalize on that growth. We have a wide variety of product offerings which are engineered to efficiently use available power, or which convert energy to usable power in an energy efficient manner. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for over 25 years. More recently we've developed and introduced power inverters which convert DC power from renewable energy sources to utility-grade AC power. We believe the best revenue growth opportunities in renewable energy markets are currently in the utility-scale solar market, which is expected to continue to grow in North America as solar power becomes increasingly competitive from a cost standpoint with more traditional methods of power generation.

We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets, while also continuing to market our product portfolio aimed at penetrating growing and emerging markets for digital power-based systems. We further intend to continue to pursue internal growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically.

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

Throughout calendar year 2011, we experienced improving conditions and increasing demand in most of our major served markets, mainly in traditional industrial markets.  Accordingly, both our sales and operating results improved steadily throughout 2011, and that trend has continued into fiscal 2012.  While our 2012 second quarter sales decreased 7% to $29.0 million from $31.1 million in the comparable period last year, the majority of the decline was due to lower sales of wind power inverters. Sales of products with material handling applications, our largest served market, continued to grow in the second quarter of fiscal 2012, and increased more than 7% over the comparable period last year to nearly $19 million.

Second quarter 2012 gross profit decreased to $10.2 million, or 35.0% of sales, compared to $10.4 million, or 33.5% of sales in the comparable period last year.  The increase in our gross profit as a percentage of sales was due mainly to a shift in our sales mix, with higher sales volumes into traditional served industrial markets where margins are typically higher, and lower sales of lower margin products with renewable energy applications. We reported pre-tax income from operations of $2.5 million, or approximately 8.8% of sales, in the second quarter of 2012, compared to prior year pre-tax income from operations of $1.6 million, or 5.3% of sales. Diluted earnings per share from continuing operations increased 46% to $0.70 per share in the second quarter of 2012, compared to $0.48 per share in the same period of 2011. In addition, our cash balances increased more than $1 million during the second quarter of 2012, even after contributing $3.9 million to our defined benefit pension plan.

Our incoming order rate was solid during the second quarter of fiscal 2012, but as expected, was negatively impacted by declining orders for wind power inverters. Demand levels remain healthy in our traditional served industrial markets, mainly for products with material handling applications. Manufacturing continues to be an area of strength in the U.S. economy, and we expect manufacturing activity and demand in most of our served industrial markets to continue to grow moderately during 2012.

Our declining incoming order rate for wind inverters is indicative of the challenging conditions that have persisted in renewable energy markets for some time, and we expect conditions in the wind market to remain soft for the foreseeable future. Renewable energy markets, like many emerging industries, are characterized by rapid changes in technology, market conditions, and available product solutions. Factors influencing end market conditions include the cost of competing traditional energy sources and the availability of government subsidies. Market conditions for inverter manufacturers have deteriorated considerably over the past year. A growing number of competitors combined with high levels of investment in research and development have led to a great deal of pricing pressure and significant reductions in profitability. We also believe that scale is becoming increasingly important in order to compete effectively. Over the past year, we've shifted our focus from wind to utility-scale solar, as we believe the North American solar market offers us better growth opportunities in renewable energy. We continue to directly market our one megawatt solar inverter to engineering, procurement and construction OEMs for utility-scale projects. However, receipt of any orders for solar inverters in the second half of 2012 will likely not result in revenue until 2013 due to lengthy solar project lead times.

Entering the third quarter, we have a healthy backlog of $17 million, comprised almost entirely of orders for our traditional served markets. Accordingly, we're currently expecting a fairly steep decline in renewable energy sales in the third quarter. In response to the expected lower third quarter sales volume, we've recently taken actions to reduce our cost structure. We also believe we can offset part of the expected decline in revenue from renewable energy with higher sales of products for material handling applications. Finally, sales of our industrial products have higher gross margins than our renewable energy product offerings, and as a result, our sales mix in the third quarter should be more favorable than the past several quarters. In summary, while we're projecting sequentially lower sales and profitability in the third quarter, we expect to generate healthy levels of profit and cash flow, prior to pension contributions, in the third quarter.

Current forecasts indicate the U.S. economic recovery is slowing, and macro-economic conditions remain dynamic and fragile. As a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. For the remainder of 2012, we intend to focus our development and marketing efforts on organic sales growth opportunities across all product lines. In addition, we are executing actions to prudently expand our reach into new end markets and geographical areas, and are also taking actions to reduce our cost structure and reallocate resources in those parts of our business which are not growing.

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

Results of Operations - Three Months Ended July 1, 2012, and July 3, 2011

Net Sales and Gross Profit

Net sales for the three months ended July 1, 2012, were $29.0 million, a decrease of 7% from the three months ended July 3, 2011, sales of $31.1 million.  The decrease in sales was primarily due to lower sales of wind power inverters into renewable energy markets, partially offset by higher sales volumes into traditional served material handling and mining markets.  Net sales by major market were as follows, in millions:

	Three Months Ended
	July 1, 2012		July 3, 2011
Material handling	$18.9	65%	$17.6	57%
Elevator motion control	5.3	18%	5.6	18%
Energy systems	4.8	17%	7.9	25%
Total net sales	$29.0	100%	$31.1	100%

Gross profit for the three months ended July 1, 2012, was $10.2 million, or 35.0% of sales, versus $10.4 million, or 33.5% of sales, for the three months ended July 3, 2011.  The increase in gross profit as a percentage of sales for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, was mainly due to a favorable shift in the Company's sales mix, with increased sales of higher margin material handling products.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.0 million, or 3.3% of sales, for the three months ended July 1, 2012, a decrease of $0.2 million compared to R&D expense of $1.2 million, or 3.8% of sales, for the three months ended July 3, 2011, due mainly to completion of the Company's solar inverter product in early 2012.

Pension expense was $1.7 million and $1.6 million for the three months ended July 1, 2012 and July 3, 2011, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to increased amortization of actuarial losses resulting from declining interest rates experienced during 2011.

Selling, general and administrative (“SG&A”) expense was $5.0 million (17.2% of sales) for the three months ended July 1, 2012, versus $6.0 million (19.3% of sales) for the three months ended July 3, 2011.  Selling expenses in the three months ended July 1, 2012, increased to $3.0 million from $2.7 million in the three months ended July 3, 2011, mainly due to higher commissions and higher discretionary spending.  General and administrative (“G&A”) expense decreased to $2.0 million for the three months ended July 1, 2012, from $3.3 million for the three months ended July 3, 2011, mainly due to lower incentive compensation provisions.

Income from Operations

Income from operations for the three months ended July 1, 2012, was $2.5 million compared to income from operations of $1.6 million for the three months ended July 3, 2011.  The increase in income from operations for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, was mainly due to lower R&D and G&A expenses in the three months ended July 1, 2012, partially offset by lower gross profit due to lower sales volume and increased selling expenses.

Interest Income

Interest income was negligible for the three months ended July 1, 2012 and July 3, 2011.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.1 million for the three months ended July 1, 2012, and July 3, 2011, respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

 Income from Continuing Operations

We recorded income from continuing operations of $2.3 million for the three months ended July 1, 2012, or $0.70 per diluted share, compared to income from continuing operations of $1.5 million for the three months ended July 3, 2011, or $0.48 per diluted share.

Income (Loss) from Discontinued Operations

We recorded income from discontinued operations for the three months ended July 1, 2012, of $0.9 million, or $.29 per share on a diluted basis, compared to a loss from discontinued operations of $0.4 million, or a $0.11 loss per share on a diluted basis, for the three months ended July 3, 2011.  Income from discontinued operations in the three months ended July 1, 2012, includes a gain of $1.1 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by certain legal and other expenses related to previously owned businesses (see Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements). The loss from discontinued operations in the three months ended July 3, 2011, is comprised entirely of expenses related to previously divested businesses.

Net Income

Our net income was $3.2 million in the three months ended July 1, 2012, or $.99 per diluted share, compared to net income of $1.2 million in the three months ended July 3, 2011, or $0.37 per share on a diluted basis.

Results of Operations - Six Months Ended July 1, 2012, and July 3, 2011

Net Sales and Gross Profit

Net sales for the six months ended July 1, 2012, were $57.7 million, a decrease of 2% from the six months ended July 3, 2011, sales of $58.9 million.  The decrease in sales was primarily due to lower sales of wind power inverters into renewable energy markets and lower sales of products with elevator applications, partially offset by higher sales volumes into traditional served material handling and mining markets.  Net sales by major market were as follows, in millions:

	Six Months Ended
	July 1, 2012		July 3, 2011
Material handling	$37.2	65%	$31.5	54%
Elevator motion control	10.5	18%	11.9	20%
Energy systems	10.0	17%	15.5	26%
Total net sales	$57.7	100%	$58.9	100%

Gross profit for the six months ended July 1, 2012, was $20.8 million, or 36.0% of sales, versus $19.1 million, or 32.5% of sales, for the six months ended July 3, 2011.  The increase in gross profit as a percentage of sales for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011, was mainly due to a favorable shift in the Company's sales mix, with increased sales of higher margin material handling and mining products, and fewer sales of lower margin wind power inverters.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense was $1.9 million, or 3.4% of sales, for the six months ended July 1, 2012, a decrease of $0.4 million compared to R&D expense of $2.3 million, or 3.9% of sales, for the six months ended July 3, 2011, due mainly to completion of the Company's solar inverter product in early 2012.

Pension expense was $3.4 million and $3.2 million for the six months ended July 1, 2012 and July 3, 2011, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to increased amortization of actuarial losses resulting from declining interest rates experienced during 2011.

SG&A expense was $10.5 million (18.2% of sales) for the six months ended July 1, 2012, comparable to SG&A expense of $10.5 million (17.9% of sales) for the six months ended July 3, 2011.  Selling expenses in the six months ended July 1, 2012, increased to $5.9 million from $4.9 million in the six months ended July 3, 2011, mainly due to higher commissions from increased sales of material handling products, higher payroll costs, and higher discretionary spending.  G&A expense decreased to $4.6 million for the six months ended July 1, 2012, from $5.6 million for the six months ended July 3, 2011, mainly due to lower incentive compensation provisions.

Income from Operations

Income from operations for the six months ended July 1, 2012, was $5.0 million compared to income from operations of $3.1 million for the six months ended July 3, 2011.  The increase in income from operations for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011, was mainly due to higher gross profit on increased sales of material handling and mining products, and lower R&D and G&A expenses in the six months ended July 1, 2012, partially offset by increased selling expenses.

Interest Income

Interest income was negligible for the six months ended July 1, 2012 and July 3, 2011.

Provision for Income Taxes

We recorded a provision for income taxes of $0.5 million and $0.3 million for the six months ended July 1, 2012, and July 3, 2011, respectively, which includes non-cash deferred income tax provisions of $0.5 million and $0.4 million, respectively, related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $4.4 million for the six months ended July 1, 2012, or $1.37 per diluted share, compared to income from continuing operations of $2.8 million for the six months ended July 3, 2011, or $.87 per diluted share.

Income (Loss) from Discontinued Operations

We recorded income from discontinued operations for the six months ended July 1, 2012, of $5.7 million, or $1.74 per share on a diluted basis, compared to a loss from discontinued operations of $0.6 million, or a $0.20 loss per share on a diluted basis, for the six months ended July 3, 2011.  Income from discontinued operations in the six months ended July 1, 2012, includes a gain of $5.0 million from a settlement agreement resulting in resolution of a legal matter (see Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements). Income from discontinued operations in the six months ended July 1, 2012, also includes a gain of $1.1 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by certain legal and other expenses related to previously owned businesses. The loss from discontinued operations in the six months ended July 3, 2011, is comprised entirely of expenses related to previously divested businesses.

Net Income
Our net income was $10.1 million in the six months ended July 1, 2012, or $3.11 per diluted share, compared to net income of $2.2 million in the six months ended July 3, 2011, or $.67 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased approximately $6.4 million during the first six months of fiscal 2012, from $20.6 million at January 1, 2012, to $27.0 million at July 1, 2012.  Restricted cash balances remained unchanged during the first six months of fiscal 2012 at $0.3 million.   The primary source of cash during the first six months of fiscal 2012 was income from continuing operations of $4.4 million, which included non-cash charges aggregating $4.7 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions. In addition, our income from discontinued operations of $5.7 million included a payment of $5.0 million from a settlement agreement entered into during the first six months of fiscal 2012 to resolve a long-standing legal issue (see Note 4 of Notes to Condensed Consolidated Financial Statements).

The primary uses of cash in the first six months of fiscal 2012 included a $3.9 million contribution to our pension plan and a $3.0 million net increase in operating assets and liabilities. Accounts receivable increased by $1.8 million during the first six months of fiscal 2012, mainly due to an increase in days sales outstanding, which increased from 51.4 days at January 1, 2012, to 57.9 days at July 1, 2012. Accounts payable and other accrued liabilities decreased by $2.4 million during the first six months of fiscal 2012, due to lower accounts payable balances as well as payment of incentive compensation amounts accrued as of January 1, 2012. In addition, $1.1 million of the reduction in accounts payable and other accrued liabilities resulted from non-cash adjustments to liabilities related to previously owned businesses. In addition, we consumed cash of $0.4 million for disbursements related to previously divested businesses and $0.6 million for capital expenditures.

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

In December 2011, we entered into the most recent fourth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2011, through March 31, 2013; and (iv) establish maximum cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement. There were no amounts outstanding on the amended revolving facility as of July 1, 2012.  We are currently in compliance with all covenants of the revolving facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $42 million from April 2008 through July 1, 2012, funded by cash generated from operations and existing cash on hand.

In response to the level of our projected pension funding obligations relative to our current operating cash flows, we filed an application with the Internal Revenue Service (“IRS”) in February 2011 for a waiver of our minimum funding requirements (contributions) for the pension plan year 2011.  The amount of the funding waiver requested was approximately $17 million, scheduled to be funded in quarterly installments from April 2011 through January 2012, with a final installment due in September 2012.  The waiver request was approved by the IRS in October 2011, and as a result, we did not make any contributions to the plan for the pension plan year 2011. Rather, the 2011 plan year required contributions of $17 million will be deferred and amortized with interest at a rate of approximately 6% over plan years 2012 through 2016.

Required quarterly contributions to the pension plan resumed in April 2012, and accordingly, we contributed $3.9 million to our pension plan assets. In July 2012, subsequent to the end of the second quarter of fiscal 2012, we made the second required quarterly pension contribution of fiscal 2012 in an amount of $3.9 million. We expect to make our third and final contribution of fiscal 2012 in October 2012, also in an amount of $3.9 million.

In our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, we disclosed that our estimated minimum contributions to our pension plan for fiscal years 2013 and 2014 aggregated $52 million. Federal legislation signed into law on July 6, 2012, allows pension plan sponsors to use an adjusted 25-year average corporate bond rate versus the current two-year average. Use of the 25-year average rate is expected to result in higher interest rate assumptions in valuing plan liabilities and in determining funding obligations, which in turn will result in lower minimum required contributions for plan sponsors in the near term. As a result of these legislative changes, we now estimate that our fiscal 2013 minimum required pension contributions will decrease to $19 million from the previously expected amount of $26 million. In addition, fiscal 2014 minimum required contributions are currently estimated at $24 million from the previously estimated amount of $26 million. Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions and in accordance with the recently enacted legislation, are projected to be approximately $86 million.

These estimates and the actual timing and amount of required plan contributions are dependent upon many factors, including returns on invested assets, the level of certain market interest rates, the discount rate used to determine pension obligations, the regulations to be adopted that implement the legislation, and other potential regulatory actions.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at July 1, 2012. However, we do have pension liabilities and pension funding obligations which vary as interest rates change. We used an average interest rate of 4.7% in determining our aggregate funding obligations of approximately $94.8 million as of January 1, 2012, disclosed in our Transition Report on Form 10-K for the transition period ended January 1, 2012.

Recent federal legislation, signed into law on July 6, 2012, allows pension plan sponsors to use an adjusted 25-year average corporate bond rate versus the current two-year average which was used to calculate the funding obligations as of January 1, 2012. Use of the 25-year average rate is expected to result in higher interest rate assumptions in valuing plan liabilities and in determining funding obligations, which in turn will result in lower minimum required contributions for plan sponsors in the near term. As a result of these legislative changes, we now estimate that our fiscal 2013 minimum required pension contributions will decrease to $19 million from the previously expected amount of $26 million. In addition, fiscal 2014 minimum required contributions are currently estimated at $24 million from the previously estimated amount of $26 million. Our aggregate funding obligations as of July 1, 2012, undiscounted, are estimated at $85.8 million using an average interest rate of 5.1%. The net present value of our future funding obligations, discounted at a rate of 5.1%, total approximately $72.7 million.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at July 1, 2012, or July 3, 2011.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of July 1, 2012; and (ii) no change in internal control over financial reporting occurred during the quarter ended July 1, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended July 1, 2012.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended July 1, 2012.

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

MAGNETEK, INC.
(Registrant)

Date:	August 9, 2012	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	August 9, 2012	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)