Form 10-Q
period 2012-09-30
MAGNETEK, INC.
filed 2012-11-09
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2012

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of November 1, 2012, was 3,177,050 shares.

FISCAL YEAR 2012 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) September 30, 2012	(13 Weeks) October 2, 2011
Net sales	$26,863	$29,220
Cost of sales	17,193	19,408
Gross profit	9,670	9,812

Operating expenses:
Research and development	1,016	1,029
Pension expense	1,675	1,363
Selling, general and administrative	5,088	5,170
Total operating expenses	7,779	7,562

Income from continuing operations before income taxes	1,891	2,250

Provision for income taxes	231	284
Income from continuing operations	1,660	1,966

Loss from discontinued operations, net of tax	(159)	(232)

Net income	$1,501	$1,734

Earnings per common share - basic:
Income from continuing operations	$0.52	$0.62
Loss from discontinued operations	(0.05)	(0.07)
Net income per common share	$0.47	$0.55

Earnings per common share - diluted:
Income from continuing operations	$0.51	$0.61
Loss from discontinued operations	(0.05)	(0.07)
Net income per common share	$0.46	$0.54

Weighted average shares outstanding:
Basic	3,174	3,143
Diluted	3,255	3,203

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(39 Weeks) September 30, 2012	(39 Weeks) October 2, 2011
Net sales	$84,589	$88,109
Cost of sales	54,123	59,154
Gross profit	30,466	28,955

Operating expenses:
Research and development	2,961	3,320
Pension expense	5,025	4,552
Selling, general and administrative	15,598	15,713
Total operating expenses	23,584	23,585

Income from continuing operations before income taxes	6,882	5,370

Provision for income taxes	774	627
Income from continuing operations	6,108	4,743

Income (loss) from discontinued operations, net of tax	5,493	(853)

Net income	$11,601	$3,890

Earnings per common share - basic:
Income from continuing operations	$1.93	$1.51
Income (loss) from discontinued operations	1.73	(0.27)
Net income per common share	$3.66	$1.24

Earnings per common share - diluted:
Income from continuing operations	$1.87	$1.48
Income (loss) from discontinued operations	1.68	(0.27)
Net income per common share	$3.55	$1.21

Weighted average shares outstanding:
Basic	3,168	3,137
Diluted	3,263	3,196

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$1,501	$1,734	$11,601	$3,890
Change in unrecognized pension liability	2,000	1,599	6,000	4,963
Change in currency translation adjustments	165	(290)	184	(114)
Comprehensive income	$3,666	$3,043	$17,785	$8,739

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	September 30, 2012	January 1, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$27,113	$20,594
Restricted cash	262	262
Accounts receivable, net	17,231	16,739
Inventories	14,707	13,705
Prepaid expenses and other current assets	756	932
Total current assets	60,069	52,232

Property, plant and equipment	22,631	21,873
Less: accumulated depreciation	18,557	17,887
Net property, plant and equipment	4,074	3,986

Goodwill	30,497	30,465
Other assets	5,122	5,322
Total Assets	$99,762	$92,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,022	$14,373
Accrued liabilities	7,048	6,504
Total current liabilities	18,070	20,877

Pension benefit obligations, net	89,419	98,108
Other long term obligations	1,451	1,517
Deferred income taxes	7,938	7,248

Commitments and contingencies

Stockholders’ deficit
Common stock	32	32
Paid in capital in excess of par value	141,587	140,743
Retained earnings	12,934	1,333
Accumulated other comprehensive loss	(171,669)	(177,853)
Total stockholders' deficit	(17,116)	(35,745)

Total Liabilities and Stockholders' Deficit	$99,762	$92,005

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Nine Months Ended
	(39 Weeks) September 30, 2012	(39 Weeks) October 2, 2011
Cash flows from operating activities:
Net income	$11,601	$3,890

(Income) loss from discontinued operations	(5,493)	853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	649	687
Amortization of intangible assets	40	39
Stock based compensation expense	630	483
Pension expense	5,025	4,552
Deferred income tax provision	690	586
Changes in operating assets and liabilities	(2,755)	2,919
Cash contribution to pension fund	(7,714)	(4,950)
Net cash provided by (used in) operating activities - continuing operations	2,673	9,059
Net cash provided by (used in) operating activities - discontinued operations	4,367	(1,136)
Net cash provided by (used in) operating activities	7,040	7,923

Cash flows from investing activities:
Capital expenditures	(731)	(868)
Net cash provided by (used in) investing activities - continuing operations	(731)	(868)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(731)	(868)

Cash flow from financing activities:
Proceeds from issuance of common stock	232	232
Purchase and retirement of treasury stock	(19)	—
Principal payments under capital lease obligations	(3)	(3)
Net cash provided by (used in) financing activities - continuing operations	210	229
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	210	229

Net increase (decrease) in cash	6,519	7,284
Cash at the beginning of the period	20,594	6,579
Cash at the end of the period	$27,113	$13,863

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations and cash flows for the three- and nine-month periods ended September 30, 2012, and October 2, 2011. Results for the nine months ended September 30, 2012, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

In August 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 to the Sunday nearest to December 31, which was effective as of January 2, 2012. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three- and nine-month periods ended September 30, 2012 and October 2, 2011, each contained 13 and 39 weeks respectively.

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
 Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on September 30, 2012.

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

In January 2012, the Company entered into a settlement agreement with Kirkland & Ellis LLP ("K&E"). Magnetek and K&E were involved in lawsuits in federal and state courts in Illinois in connection with K&E's representation of Magnetek in a patent infringement matter related to the Company's divested lighting business. Under terms of the settlement agreement, all outstanding claims were settled and released, and the state and federal court proceedings were dismissed with prejudice in consideration of K&E making a payment to Magnetek of $5 million. The Company received full payment from K&E and both the federal proceeding and the Illinois Supreme Court proceeding were dismissed in January 2012. The impact of the settlement agreement is reflected in the Company's results of discontinued operations for the nine months ended September 30, 2012.

The condensed consolidated balance sheet as of September 30, 2012, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses.  The results of discontinued operations for the nine-month period ended September 30, 2012, include a gain of $1.1 million resulting from non-cash adjustments of liabilities related to previously owned businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	September 30, 2012	January 1, 2012
Raw materials and stock parts	$10,048	$9,042
Work-in-process	1,176	1,174
Finished goods	3,483	3,489
	$14,707	$13,705

4.	Commitments and Contingencies

Litigation—Product Liability

In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Company's Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim was tendered to the Company's insurance carrier and legal counsel was retained to represent the Company. Magnetek was defending the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  In March 2010, Magnetek's primary carrier, Travelers, denied coverage under a reservation of rights.  This followed the Company's excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers agreed to continue to pay defense counsel to defend the case and authorized defense counsel to undertake the defense of the “pass through” vendor PDS.  In June 2012, the parties engaged in mediation and reached a settlement, under the terms of which the Company is not required to make any monetary contribution toward the settlement amount. The settlement received Court approval in September 2012.
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
Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.4 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately 2.6 million Euros (approximately US$3.3 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On August 2, 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 9.5 million Euros (approximately US$12.3 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.6 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.5 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant and salary reduction. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the third quarter of fiscal year 2012.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the third quarter of fiscal year 2012.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.6 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of September 30, 2012.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2012, and October 2, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Numerator:
Income from continuing operations	$1,660	$1,966	$6,108	$4,743
Income (loss) from discontinued operations	(159)	(232)	5,493	(853)
Net income	$1,501	$1,734	$11,601	$3,890

Denominator:
Weighted average shares - basic earnings per share	3,174	3,143	3,168	3,137
Add dilutive effective of stock based compensation	81	60	95	59
Weighted average shares - diluted earnings per share	3,255	3,203	3,263	3,196

Income (loss) per share - basic:
Continuing operations	$0.52	$0.62	$1.93	$1.51
Discontinued operations	$(0.05)	$(0.07)	$1.73	$(0.27)
Net income per share	$0.47	$0.55	$3.66	$1.24

Income (loss) per share - diluted:
Continuing operations	$0.51	$0.61	$1.87	$1.48
Discontinued operations	$(0.05)	$(0.07)	$1.68	$(0.27)
Net income per share	$0.46	$0.54	$3.55	$1.21

Outstanding options to purchase 164 thousand and 170 thousand shares of common stock as of September 30, 2012, and October 2, 2011, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

6.	Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine-month periods ended September 30, 2012, and October 2, 2011, are as follows:

	Nine Months Ended
	September 30, 2012	October 2, 2011
Balance, beginning of fiscal year	$689	$507
Changes in product warranties charged to earnings	67	656
Use of reserve for warranty obligations	(71)	(497)
Balance, end of period	$685	$666

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and nine-month periods ended September 30, 2012, and October 2, 2011, follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest cost	$2,125	$2,419	$6,375	$7,170
Expected return on plan assets	(2,450)	(2,655)	(7,350)	(7,581)
Recognized net actuarial losses	2,000	1,599	6,000	4,963
Total net pension expense	$1,675	$1,363	$5,025	$4,552

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

Required contributions to the pension plan resumed in 2012, and accordingly, the Company has made contributions aggregating $7.7 million to its pension plan assets in the first nine months of fiscal 2012. In October 2012, subsequent to the end of the third quarter, the Company made an additional required contribution to its pension plan assets in an amount of $3.9 million. The Company expects to make its final contribution for plan year 2012 in January 2013, also in an amount of $3.9 million.

The Company disclosed in its Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, that the estimated minimum contributions to the Company's pension plan for fiscal years 2013 and 2014 aggregated $52 million. Federal legislation signed into law in July 2012 provided pension plan sponsors with funding relief, allowing the use of an adjusted 25-year average corporate bond rate versus the current two-year average. Use of the 25-year average rate is expected to result in higher interest rate assumptions in valuing plan liabilities and in determining funding obligations, which in turn will result in lower minimum required contributions for plan sponsors in the near term. As a result of these legislative changes, the Company now estimates that fiscal 2013 and 2014 minimum required pension contributions will decrease to $20 million each year from the previously expected amount of $26 million for each year. In addition, fiscal 2015 minimum required contributions are currently estimated at $13 million from the previously estimated amount of $20 million. Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions and in accordance with the recently enacted legislation, are projected to be approximately $96 million. The net present value of the estimated future contributions, discounted using the post-relief average interest rate of 5.05%, total approximately $77 million.

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

The Company’s provision for income taxes for each of the three-month periods ended September 30, 2012, and October 2, 2011, includes $230 of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The Company’s provision for income taxes for the nine-month periods ended September 30, 2012, and October 2, 2011, includes $690 and $586, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

There were no amounts outstanding on the amended revolving facility as of September 30, 2012.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, mining and renewable energy applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital direct current ("DC") motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for energy delivery applications, including motion control systems for mining equipment and power inverters for renewable energy applications. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrade of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

Our product offerings for material handling applications include innovative power control systems, radio remote controls, and braking, collision-avoidance, and electrification subsystems, sold primarily to original equipment manufacturers ("OEMs") of overhead cranes and hoists.  While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions. A primary driver of our growth in this market is our ability to improve our customers' operations and provide them with quantifiable, and in many cases, significant returns on invested capital.

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high rise, high speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators. We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for both alternating current ("AC") and DC applications, expanding the breadth of our product offerings for lower performance AC applications, and using our new product offerings to expand geographically.

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

Throughout calendar year 2011, we experienced improving conditions and increasing demand in most of our major served markets, mainly in traditional industrial markets.  Accordingly, both our sales and operating results improved steadily throughout 2011, and that trend has continued into fiscal 2012.  While our 2012 third quarter sales decreased 8% from the comparable period last year, the majority of the decline was due to lower sales of wind power inverters and products for mining applications. We also recorded an adjustment to our renewable energy sales related to the resolution of order cancellations with our wind customer, which reduced our third quarter sales by $1.4 million. Sales of products with material handling applications, our largest served market, continued to grow in the third quarter of fiscal 2012, and increased nearly 9% over the comparable period last year to more than $21 million.

Our third quarter 2012 gross profit decreased from the comparable period last year, however our gross profit as a percentage of sales increased due mainly to a favorable shift in our sales mix, with higher sales volumes into traditional served industrial markets where margins are typically higher, and lower sales of lower margin products with renewable energy applications. We reported pre-tax income from operations of $1.9 million, or approximately 6.7% of sales, in the third quarter of 2012, compared to prior year pre-tax income from operations of $2.3 million, or 7.7% of sales. The reduction in pre-tax income from operations was mainly due to higher pension expense in the current year. Diluted earnings per share from continuing operations totaled $0.46 per share in the third quarter of 2012, compared to $0.54 per share in the same period of 2011. In addition, our cash balances increased slightly during the third quarter of 2012, even after contributing $3.9 million to our defined benefit pension plan.

Our incoming order rate was strong during the third quarter of fiscal 2012, as demand levels remain healthy in our traditional served industrial markets, mainly for products with material handling applications. While growth in manufacturing activity is moderating, manufacturing continues to be an area of strength in the U.S. economy.

Challenging conditions have persisted in renewable energy markets for some time, and we expect conditions in the wind market to remain soft for the foreseeable future. Renewable energy markets, like many emerging industries, are characterized by rapid changes in technology, market conditions, and available product solutions. Factors influencing end market conditions include the cost of competing traditional energy sources and the availability of government subsidies. Market conditions for inverter manufacturers have deteriorated considerably over the past year. A growing number of competitors combined with high levels of investment in research and development have led to a great deal of pricing pressure and significant reductions in profitability. We also believe that scale is becoming increasingly important in order to compete effectively. Given the lack of backlog in renewable energy and our expectations regarding future sales levels, we've taken actions to reduce our cost structure in that part of our business, and also intend to allocate resources in the future to those areas of our business where we believe we have sustainable competitive advantages and better growth opportunities.

Entering the fourth quarter, we have an order backlog of $18 million, comprised entirely of orders for our traditional served material handling, elevator, and mining markets. We believe we can offset the decline in revenue from renewable energy in the short-term with higher sales of products for material handling applications, and we believe we have numerous near-term and long-term growth opportunities with our radio control products. Sales of our industrial products have higher gross margins than our renewable energy product offerings, and as a result, our sales mix in the third quarter was more favorable than the past several quarters, and we expect that trend to continue in the future. Longer-term, we believe we can further grow our business beyond our core material handling market by gaining a greater share of the AC elevator controls market, and by reducing our reliance on the coal industry by entering new mining markets, further diversifying our customer base with new products for mining applications beyond coal.

Current forecasts indicate the U.S. economic recovery is slowing, and macro-economic conditions remain dynamic and fragile. As a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. For the remainder of 2012, we intend to focus our development and marketing efforts on organic sales growth opportunities in our traditional served markets. In addition, we are executing actions to prudently expand our reach into new end markets and geographical areas, and are also taking actions to reduce our cost structure and reallocate resources from those parts of our business which are not growing.

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

Results of Operations - Three Months Ended September 30, 2012, and October 2, 2011

Net Sales and Gross Profit

Net sales for the three months ended September 30, 2012, were $26.9 million, a decrease of 8% from the three months ended October 2, 2011, sales of $29.2 million.  The decrease in sales was primarily due to lower sales of wind power inverters into renewable energy markets and lower sales of products in mining markets, both of which are included in energy systems in the table below, partially offset by higher sales volumes into traditional served material handling markets.   In addition, net sales for the three months ended September 30, 2012, reflect an adjustment to our renewable energy sales related to the resolution of order cancellations with our wind customer, which reduced our sales by $1.4 million. Net sales by major market were as follows, in millions:

	Three Months Ended
	September 30, 2012		October 2, 2011
Material handling	$21.0	78%	$19.4	67%
Elevator motion control	6.2	23%	5.9	20%
Energy systems	(0.3)	(1)%	3.9	13%
Total net sales	$26.9	100%	$29.2	100%

Gross profit for the three months ended September 30, 2012, was $9.7 million, or 36.0% of sales, versus $9.8 million, or 33.6% of sales, for the three months ended October 2, 2011.  The increase in gross profit as a percentage of sales for the three months ended September 30, 2012, as compared to the three months ended October 2, 2011, was mainly due to a favorable shift in the Company's sales mix, with increased sales of higher margin material handling products.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.0 million, or 3.8% of sales, for the three months ended September 30, 2012, comparable to R&D expense of $1.0 million, or 3.5% of sales, for the three months ended October 2, 2011.

Pension expense was $1.7 million and $1.4 million for the three months ended September 30, 2012 and October 2, 2011, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to increased amortization of actuarial losses resulting from declining interest rates experienced during 2011.

Selling, general and administrative (“SG&A”) expense was $5.1 million (18.9% of sales) for the three months ended September 30, 2012, versus $5.2 million (17.7% of sales) for the three months ended October 2, 2011.  Selling expenses in the three months ended September 30, 2012, increased to $3.0 million from $2.7 million in the three months ended October 2, 2011, mainly due to higher commissions and higher discretionary spending.  General and administrative (“G&A”) expense decreased to $2.1 million for the three months ended September 30, 2012, from $2.5 million for the three months ended October 2, 2011, mainly due to lower incentive compensation provisions.

Income from Operations

Income from operations for the three months ended September 30, 2012, was $1.9 million compared to income from operations of $2.3 million for the three months ended October 2, 2011.  The decrease in income from operations for the three months ended September 30, 2012, as compared to the three months ended October 2, 2011, was mainly due to higher pension expense in the three months ended September 30, 2012.

Interest Income

Interest income was negligible for the three months ended September 30, 2012 and October 2, 2011.

Provision for Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.3 million for the three months ended September 30, 2012, and October 2, 2011, respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $1.7 million for the three months ended September 30, 2012, or $0.51 per diluted share, compared to income from continuing operations of $2.0 million for the three months ended October 2, 2011, or $0.61 per diluted share.

Loss from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended September 30, 2012, of $0.2 million, or a $0.05 loss per share on a diluted basis, compared to a loss from discontinued operations of $0.2 million, or a $0.07 loss per share on a diluted basis, for the three months ended October 2, 2011.  The loss from discontinued operations in the three months ended September 30, 2012, and October 2, 2011, is comprised entirely of expenses related to previously divested businesses.

Net Income

Our net income was $1.5 million in the three months ended September 30, 2012, or $0.46 per diluted share, compared to net income of $1.7 million in the three months ended October 2, 2011, or $0.54 per share on a diluted basis.

Results of Operations - Nine Months Ended September 30, 2012, and October 2, 2011

Net Sales and Gross Profit

Net sales for the nine months ended September 30, 2012, were $84.6 million, a decrease of 4% from the nine months ended October 2, 2011, sales of $88.1 million.  The decrease in sales was primarily due to lower sales of wind power inverters into renewable energy markets, which decreased to $3.5 million in the first nine months of fiscal 2012 from $13.1 million in the comparable period last year, most of which was offset by higher sales volumes into traditional served material handling markets.  Net sales by major market were as follows, in millions:

	Nine Months Ended
	September 30, 2012		October 2, 2011
Material handling	$58.2	69%	$50.9	58%
Elevator motion control	16.7	20%	17.8	20%
Energy systems	9.7	11%	19.4	22%
Total net sales	$84.6	100%	$88.1	100%

Gross profit for the nine months ended September 30, 2012, was $30.5 million, or 36.0% of sales, versus $29.0 million, or 32.9% of sales, for the nine months ended October 2, 2011.  The increase in gross profit as a percentage of sales for the nine months ended September 30, 2012, as compared to the nine months ended October 2, 2011, was mainly due to a favorable shift in the Company's sales mix, with increased sales of higher margin material handling and fewer sales of lower margin wind power inverters.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense was $3.0 million, or 3.5% of sales, for the nine months ended September 30, 2012, a decrease compared to R&D expense of $3.3 million, or 3.8% of sales, for the nine months ended October 2, 2011, due mainly to completion of development of the Company's solar inverter product in early 2012.

Pension expense was $5.0 million and $4.6 million for the nine months ended September 30, 2012 and October 2, 2011, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The increase in pension expense was mainly due to increased amortization of actuarial losses resulting from declining interest rates experienced during 2011.

SG&A expense was $15.6 million (18.4% of sales) for the nine months ended September 30, 2012, comparable to SG&A expense of $15.7 million (17.8% of sales) for the nine months ended October 2, 2011.  Selling expenses in the nine months ended September 30, 2012, increased to $8.9 million from $7.6 million in the nine months ended October 2, 2011, mainly due to higher commissions from increased sales of material handling products, higher payroll costs, and higher discretionary spending.  G&A expense decreased to $6.7 million for the nine months ended September 30, 2012, from $8.1 million for the nine months ended October 2, 2011, mainly due to lower incentive compensation provisions.

Income from Operations

Income from operations for the nine months ended September 30, 2012, was $6.9 million compared to income from operations of $5.4 million for the nine months ended October 2, 2011.  The increase in income from operations for the nine months ended September 30, 2012, as compared to the nine months ended October 2, 2011, was mainly due to higher gross profit on increased sales of material handling, and lower R&D and G&A expenses in the nine months ended September 30, 2012, partially offset by increased pension expense and selling expenses.

Interest Income

Interest income was negligible for the nine months ended September 30, 2012 and October 2, 2011.

Provision for Income Taxes

We recorded a provision for income taxes of $0.8 million and $0.6 million for the nine months ended September 30, 2012, and October 2, 2011, respectively, which includes non-cash deferred income tax provisions of $0.7 million and $0.6 million, respectively, related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $6.1 million for the nine months ended September 30, 2012, or $1.87 per diluted share, compared to income from continuing operations of $4.7 million for the nine months ended October 2, 2011, or $1.48 per diluted share.

Income (Loss) from Discontinued Operations

We recorded income from discontinued operations for the nine months ended September 30, 2012, of $5.5 million, or $1.68 per share on a diluted basis, compared to a loss from discontinued operations of $0.9 million, or a $0.27 loss per share on a diluted basis, for the nine months ended October 2, 2011.  Income from discontinued operations in the nine months ended September 30, 2012, includes a gain of $5.0 million from a settlement agreement resulting in resolution of a legal matter (see Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements). Income from discontinued operations in the nine months ended September 30, 2012, also includes a gain of $1.1 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by certain legal and other expenses related to previously owned businesses. The loss from discontinued operations in the nine months ended October 2, 2011, is comprised entirely of expenses related to previously divested businesses.

Net Income
Our net income was $11.6 million in the nine months ended September 30, 2012, or $3.55 per diluted share, compared to net income of $3.9 million in the nine months ended October 2, 2011, or $1.21 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased approximately $6.5 million during the first nine months of fiscal 2012, from $20.6 million at January 1, 2012, to $27.1 million at September 30, 2012.  Restricted cash balances remained unchanged during the first nine months of fiscal 2012 at $0.3 million.   The primary source of cash during the first nine months of fiscal 2012 was income from continuing operations of $6.1 million, which included non-cash charges aggregating $7.0 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions. In addition, our income from discontinued operations of $5.5 million included receipt of $5.0 million from a settlement agreement entered into during the first nine months of fiscal 2012 to resolve a long-standing legal issue (see Note 4 of Notes to Condensed Consolidated Financial Statements).

The primary uses of cash in the first nine months of fiscal 2012 included $7.7 million in contributions to our pension plan and a $2.8 million net increase in operating assets and liabilities. Accounts receivable increased by $0.5 million during the first nine months of fiscal 2012, due mainly to an increase in days sales outstanding, which increased from 51 days at January 1, 2012, to 58 days at September 30, 2012. Accounts payable and other accrued liabilities decreased by $2.8 million during the first nine months of fiscal 2012, due to lower trade accounts payable balances as well as payment of incentive compensation amounts accrued as of January 1, 2012. In addition, $1.1 million of the reduction in accounts payable and other accrued liabilities resulted from non-cash adjustments to liabilities related to previously owned businesses. We also consumed cash of $0.6 million for disbursements related to previously divested businesses and $0.7 million for capital expenditures.

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

In December 2011, we entered into the most recent fourth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2011, through March 31, 2013; and (iv) establish maximum cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement. There were no amounts outstanding on the amended revolving facility as of September 30, 2012.  We are currently in compliance with all covenants of the revolving facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $46 million from April 2008 through September 30, 2012, funded by cash generated from operations and existing cash on hand.

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

Required quarterly contributions to the pension plan resumed in 2012, and accordingly, we contributed $7.7 million to our pension plan assets in the first nine months of fiscal 2012. In October 2012, subsequent to the end of the third quarter of fiscal 2012, we made the third required quarterly pension contribution of fiscal 2012 in an amount of $3.9 million. We expect to make our final contribution for plan year 2012 in January 2013, also in an amount of $3.9 million.

In our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, we disclosed that our estimated minimum contributions to our pension plan for fiscal years 2013 and 2014 aggregated $52 million. Federal legislation signed into law in July 2012 allows pension plan sponsors to use an adjusted 25-year average corporate bond rate versus the current two-year average. Use of the 25-year average rate is expected to result in higher interest rate assumptions in valuing plan liabilities and in determining funding obligations, which in turn will result in lower minimum required contributions for plan sponsors in the near term. As a result of these legislative changes, we now estimate that our fiscal 2013 and 2014 minimum required pension contributions will decrease to $20 million each from the previously expected amount of $26 million for each year. In addition, fiscal 2015 minimum required contributions are currently estimated at $13 million from the previously estimated amount of $20 million. Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions and in accordance with the recently enacted legislation, are projected to be approximately $96 million. The net present value of the estimated future contributions, discounted using the post-relief average interest rate of 5.05%, total approximately $77 million.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at September 30, 2012. However, we do have pension liabilities and pension funding obligations which vary as interest rates change. We used an average interest rate of 4.7% in determining our aggregate funding obligations of approximately $94.8 million as of January 1, 2012, disclosed in our Transition Report on Form 10-K for the transition period ended January 1, 2012.

Recent federal legislation, signed into law in July 2012 allows pension plan sponsors to use an adjusted 25-year average corporate bond rate versus the current two-year average which was used to calculate the funding obligations as of January 1, 2012. Use of the 25-year average rate is expected to result in higher interest rate assumptions in valuing plan liabilities and in determining funding obligations, which in turn will result in lower minimum required contributions for plan sponsors in the near term. As a result of these legislative changes, we now estimate that our fiscal 2013 and 2014 minimum required pension contributions will decrease to $20 million each year from the previously expected amount of $26 million for each year. Fiscal 2015 minimum required contributions are currently estimated at $13 million from the previously estimated amount of $20 million. Our aggregate funding obligations as of September 30, 2012, undiscounted, are estimated at $96 million. The net present value of our future funding obligations, discounted at a rate of 5.05%, total approximately $77 million.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at September 30, 2012, or October 2, 2011.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2012; and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 11 in the Notes to Consolidated Financial Statements in our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended September 30, 2012.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the six-month transition period ended January 1, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended September 30, 2012.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)	Index to Exhibits
	10.1	Magnetek, Inc. Amended and Restated 2010 Non-Employee Director Stock Option Plan. *
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	*	Filed with this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date:	November 9, 2012	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	November 9, 2012	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)