Form 10-KT/A
period 2012-01-01
MAGNETEK, INC.
filed 2013-02-01
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

MAGNETEK, INC.
FORM 10-K/A
EXPLANATORY NOTE

Magnetek, Inc. (the “Company” or the “Registrant”) is filing this Amendment No. 1 to the Transition Report on Form 10-KT (the “Form 10-K/A”) to amend the Transition Report on Form 10-KT for the transition period ended January 1, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “Original Filing” and together with the Form 10-K/A, the “Form 10-K”). This amendment is being filed for the purpose of providing the signature of the Registrant on the signatures page which was inadvertently omitted from the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-K/A also includes currently dated certifications from the Registrant's Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Form 10-K/A does not reflect events after the filing the Original Filing or modify or update the disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Menomonee Falls, State of Wisconsin, on the 1st day of February, 2013.

MAGNETEK, INC.

By:	/s/ Marty J. Schwenner
Marty J. Schwenner Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Menomonee Falls, State of Wisconsin, on the 1st day of February, 2013.

MAGNETEK, INC.

By:	/s/ Marty J. Schwenner
Marty J. Schwenner Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	February 1, 2013
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	February 1, 2013
David A. Bloss, Sr.
/s/ YON Y. JORDEN	Director	February 1, 2013
Yon Y. Jorden
/s/ ALAN B. LEVINE	Director	February 1, 2013
Alan B. Levine
/s/ DAVID P. REILAND	Director	February 1, 2013
David P. Reiland
/s/ PETER M. MCCORMICK	Director, President and Chief Executive Officer	February 1, 2013
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	February 1, 2013
Marty J. Schwenner	(Principal Financial Officer)
/s/ MICHAEL J. STAUBER	Vice President and Corporate Controller	February 1, 2013
Michael J. Stauber	(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Note	Description of Exhibit
3.1	**	Restated Certificate of Incorporation of the Company, effective as of March 12, 2012.
3.2	(1)	Magnetek, Inc. Amended and Restated By-Laws.
4.1	(2)	Registration Rights Agreement, dated as of April 29, 1991, by and among the Company, Andrew G. Galef, Frank Perna, Jr. and the other entities named therein.
4.2	(3)	Registration Rights Agreement, dated as of June 28, 1996, by and between the Company and U.S. Trust Company of California, N.A.
4.3	(4)	Registration Rights Agreement, dated as of June 26, 2002, by and between the Company and U. S. Trust Company N.A.
4.4	(5)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(4)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.
10.1	(6)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.2	(7)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.3	(8)	Settlement Agreement and Release, dated as of May 1, 2007, by and between the Company and Samsung Electro-Mechanics Co., Ltd.
10.4	(9)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.5	(10)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.6	(11)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.7	(12)	Industrial Building Lease (Net) dated as of November 26, 2006, and Amendment of Industrial Building Lease (Net) dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.8(a)	(13)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.8(b)	(14)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.8(c)	(15)	Second Amendment to Credit Agreement dated effective as of February 19, 2010 by and between the Company and Associated Bank, N.A.
10.8(d)	(16)	Third Amendment to Credit Agreement dated effective as of December 9, 2010, by and between the Company and Associated Bank, N.A.
10.8(e)	(17)	Fourth Amendment to Credit Agreement dated effective as of December 15, 2011, by and between the Company and Associated Bank, N.A.
10.9*	(18)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.10*	(4)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.11*	(19)	Form of Change of Control Agreement for named executive officers Peter M. McCormick and Marty J. Schwenner effective as of December 21, 2010.
10.12*	(1)	Form of Retention Agreement for named executive officer Hungsun S. Hui effective as of February 24, 2009.
10.13*	(1)	Form of Retention Agreement for named executive officer Scott S. Cramer effective as of March 1, 2010.
10.14*	(19)	Form of Retention Agreement for named executive officer Michael J. Stauber effective as of February 28, 2011.
10.15*	(20)	Transition, Separation and Complete Release Agreement by and between the Company and Jolene A. Shellman, dated as of March 2, 2010.
10.16(a)*	(21)	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).

10.16(b)*	(22)	First Amendment to the 2004 Plan.
10.16(c)*	(23)	Form of Restricted Stock Award Agreement Pursuant to the 2004 Plan.
10.16(d)*	(23)	Form of Non-Qualified Stock Option Agreement Pursuant to the 2004 Plan.
10.16(e)*	(24)	Form of Non-Qualified Stock Option Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(f)*	(24)	Form of Non-Qualified Stock Option Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(g)*	(24)	Form of Restricted Stock Award Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(h)*	(24)	Form of Restricted Stock Award Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(i)*	(25)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
10.17*	(26)	Amended and Restated 2010 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.18*	(22)	Magnetek, Inc. Director Compensation and Deferral Investment Plan.
21.1	**	Subsidiaries of the Registrant as of January 1, 2012.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.
*	Indicates a management contract or compensatory plan or arrangement
**	Filed with Form 10-KT filed March 15, 2012.
(1)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(2)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1991, and incorporated herein by this reference.
(3)	Previously filed with Form 10-K for Fiscal Year ended June 30, 1996, and incorporated herein by this reference.
(4)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(5)	Previously filed with Form 8-K filed May 12, 2003, and incorporated herein by this reference.
(6)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed February 5, 2008, and incorporated herein by this reference.
(8)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(9)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(10)	Previously filed with Form 8-K filed June 13, 2008, and incorporated herein by this reference.
(11)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference
(12)	Previously filed with Form 8-K filed August 23, 2007, and incorporated herein by this reference
(13)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(14)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(15)	Previously filed with Form 8-K filed February 22, 2010, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K filed December 13, 2010, and incorporated herein by this reference.
(17)	Previously filed with Form 8-K filed December 19, 2011, and incorporated herein by this reference.
(18)	Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.
(19)	Previously filed with Form 10-Q for quarter ended April 3, 2011, and incorporated herein by this reference.
(20)	Previously filed with Form 8-K filed March 3, 2010, and incorporated herein by this reference.
(21)	Previously filed with Company's Proxy Statement dated September 6, 2009, for the 2009 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(22)	Previously filed with Company's Proxy Statement dated September 19, 2011, and incorporated herein by this reference.
(23)	Previously filed with Form 10-Q for quarter ended December 27, 2009, and incorporated herein by this reference.
(24)	Previously filed with Form 10-Q for quarter ended October 3, 2010, and incorporated herein by this reference.
(25)	Previously filed with Form 10-K for Fiscal Year ended June 27, 2010, and incorporated herein by this reference.
(26)	Previously filed with Company's Proxy Statement dated September 20, 2010, for the 2010 Annual Meeting of the Shareholders, and incorporated herein by this reference.