Form 10-K
period 2012-12-30
MAGNETEK, INC.
filed 2013-03-22
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $15.44 per share as reported by the NASDAQ Stock Market, on July 1, 2012 (the last business day of the Company’s most recently completed second fiscal quarter), was $48,386,752.  Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s Common Stock, as of February 20, 2013, was 3,209,542 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. definitive 2013 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 30, 2012, are incorporated by reference into Part II and Part III of this Form 10-K.

Index

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project”, "objective", and “predict”, or similar words and phrases generally identify forward-looking statements. Forward-looking statements contained or incorporated by reference in this document, including those set forth in Part II, Item 7. entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 1 of this Annual Report on Form 10-K entitled “Business” include, but are not limited to, statements regarding our plans, objectives, goals, strategies, future events, future sales or performance, projections of revenues, income or loss, capital expenditures, plans for future operations, products or services, legal issues, financing needs or expectations, and other information that is not historical information, as well as assumptions relating to the foregoing.  All forward-looking statements are based upon our current expectations, beliefs, projections, and assumptions.

Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond the control of the Company and which cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include, but are not limited to, economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in electronics, industrial equipment and energy markets, international sales and operations, dependence on major customers, increased material costs, risks and costs associated with acquisitions, litigation and environmental matters and the risk that the Company’s ultimate costs of doing business exceed present estimates. A discussion of these and other specific risks is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements contained in this Annual Report speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. The Company does not have an obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

ITEM 1.  BUSINESS

General
Magnetek, Inc. (“Magnetek,” the “Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications. Magnetek is listed on the NASDAQ Global Market (NASDAQ: MAG) and was founded in 1984 as a Delaware corporation. However, certain businesses we have acquired have a long history of technical innovation that predates the founding of Magnetek. Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. Over the past ten years, we have successfully transitioned the Company from a component supplier to a provider of systems solutions. Today much of our focus is on developing and introducing innovative electronic drive solutions that both enhance our customers' operational efficiency and save energy. Our products are sold directly or through manufacturers' representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end users for repair and replacement purposes. We operate in a single segment, Digital Power Control Systems. Revenue and profit information, additional financial data, and commentary on recent financial results, which are provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report Report on Form 10-K, should be read in conjunction with this section.
We are North America's largest independent supplier of digital drives, radio controls, software, and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital direct current (“DC”) motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of motion control products for mining equipment applications. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, the location of our headquarters.

Index

Our goal is to expand our position in markets offering long-term stability, excellent growth potential, and profitability. Our primary focus is on markets where we can apply both our industry expertise and our systems integration model to add value to our customers by improving their productivity, throughput, energy efficiency, or safety, while reducing labor costs, downtime, and maintenance costs.
Product Offerings
Magnetek is a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. Our material handling products include alternating current (“AC”) and DC drive systems, radio remote controls, push-button pendant stations, brakes, and collision avoidance and power delivery subsystems. We are a major supplier in North America of AC control systems. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions.
Magnetek also designs, builds, sells, and supports elevator application-specific drive products that efficiently deliver power used to control motion, primarily in high-rise, high-speed elevator applications. We are recognized as an industry leader for DC high-performance elevator drives, as well as for AC drives used with low and high-performance traction elevators, due to our extensive application expertise and product reliability. Our elevator product offerings are comprised of highly integrated subsystems and drives, sold mainly to elevator OEMs. In addition, our product options include a number of regenerative controls for both new building installations and elevator modernization projects that help building owners save energy. We have over 70,000 elevator drives currently in operation worldwide.
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
Growing Energy Needs and Focus on Energy Efficiency
Total global energy consumption is projected to increase nearly 60% by the year 2030 according to the U.S. Department of Energy ("DOE"). The vast majority of energy consumed today comes from traditional energy sources such as coal, oil and natural gas. Over half of the electricity used in the U.S. today comes from coal, and world energy use derived from coal sources is projected to increase nearly 30% through 2030, per the DOE. We have a wide variety of product offerings across all of our major served markets which are engineered to efficiently use available power, or which convert energy to usable power in an energy efficient manner. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for more than 20 years. In addition, our regenerative elevator drives can provide energy savings of 25% to 45% over other elevator solutions. We believe our energy efficient product offerings have us well positioned to benefit from the expected growing demand for energy and energy efficient solutions in the future.
Shift from Electro-Mechanical Control to Digital Power Control
Fairly recent technological advancements have resulted in a shift away from electro-mechanical control to digital power control. For example, just a few years ago, cranes relied mainly on contactors, relays, and static controls for their operation, whereas today, AC and DC drives are the preferred method of control. Improvements in drive technology have also allowed for the downsizing of power platforms and the inclusion of many high-performance features valued by the

Index

marketplace. AC power control is generally used for new installations in overhead material handling systems, elevators, and mining equipment. However, DC drive solutions are also a viable alternative for existing installations that wish to retain existing DC power sources. We believe this trend will benefit us in the future as our primary core competency is in digital power control.
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
Modernization and Upgrade of Existing Equipment
Overhead cranes, elevators, and mining equipment represent significant investments in capital which in most cases operate under severe duty and in some cases, in harsh environments. Many of the structural components of these systems are manufactured to withstand significant mechanical forces, and to have useful lives in excess of 30 years. For example, it is not uncommon to find cranes that are more than 50 years old still operating today, or elevators or mining equipment operating with aging and inefficient power control equipment. Rather than scrap structurally sound but outdated equipment, it is often more cost-effective to modernize the equipment to meet current operational needs by upgrading the power control systems. Our current drive technology along with our application expertise can provide reduced energy consumption, greater reliability, improved throughput, lower operational costs, enhanced features, and prolonged equipment life over older drive technology. We believe our large installed base of product combined with our industry expertise provides us with opportunities to expand our business through modernization projects.
Systems Solutions
In an effort to reduce costs and streamline operations, many customers are recognizing increased value in consolidating purchasing requirements with suppliers who can provide increasingly integrated solutions. We can benefit from this trend as we can bundle a wide breadth of products together with engineered services to provide customer-specific solutions that will result in reduced installation costs as well as lower operating and maintenance costs for our customers. In many of our served markets, we can provide turnkey service, including project evaluation, project management, installation services, field start-up, operator training, and after-sales service and systems support.
Communication and Diagnostic Features
In many electrical applications today, electronic devices controlled by microprocessors are increasingly being networked together, resulting in smart devices with greater productivity and user benefits.  The benefits of this trend on control systems for industrial applications include lower installation costs, better monitoring of performance, improved integration with supervisory systems, and improved uptime.  We believe the power of embedded and connected microprocessors within our power electronic devices provide a tremendous benefit for users at all levels from maintenance to production to finance.
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
Competitive Strengths
We believe that we benefit from competitive advantages in the following areas:
Technological Capabilities and Industry Expertise
We emphasize and leverage our ability to provide customized solutions for power and motion control applications through digital power technology. We have a long history of technical innovation and a highly skilled and experienced technical staff. Our technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors and software algorithms in the development of smart power products. We are widely recognized for our expertise in our served markets, regularly hosting training and technology seminars for customers and end users. We believe we are at the forefront of innovation in the industries we have traditionally served, continuously developing new products to provide cost-effective, value-added solutions to meet the changing needs of our customers.

Index

Customer and End-User Relationships
We have established long-term relationships with major manufacturers of cranes and hoists, elevators, and mining equipment, among others. We believe that these relationships have resulted from our reliability and responsiveness, readiness to meet special customer requirements based on innovative technology and application expertise, and the quality and performance of our products, all of which ultimately adds value to our customers by improving their operations and reducing their costs.
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
Our brand names, including Telemotive, Electromotive Systems, OmniPulse, IMPULSE, Enrange, Mondel, M-FORCE, and Quattro, are among the most known and respected in the industries we serve. We believe our strong brand name recognition enables us to retain and leverage existing customer relationships while also providing opportunities to gain market share with new customers and grow our business by entering new markets.
Sales Channels
Our sales force is comprised of a combination of direct employees, sales representatives, and distributors. Although we sell our products to OEMs, our sales and marketing efforts are also aimed at gaining end-user specification. Our sales and marketing team is focused on targeted markets, and has extensive experience and a great deal of application expertise in those markets. We believe that our well established sales network constitutes a significant competitive advantage in the North American marketplace.
Large Installed Base with Proven Technology
Our many years of experience combined with leading share positions in our served markets has resulted in a significant installed base of our products operating in material handling systems, elevators, and mining equipment around the world. We believe the large installed base of our quality products not only demonstrates our technical capability and expertise, but also serves as a potential source for future business from service, repair, retrofit and modernization opportunities. As production requirements change and existing installed equipment ages, reliability may deteriorate, resulting in reduced productivity, increased downtime, unscheduled repair costs, and safety issues. In these situations, it is often prudent to replace and upgrade power control systems with state-of-the-art controls that can meet present operational needs, enhance performance, and prolong the life of the equipment.
After-Market Service and Support
We have a highly trained team of experienced service technicians dedicated to aftermarket support to provide prompt service to end users of our products, 24 hours a day, every day of the year. We believe we are able to attract and retain customers in part due to our commitment to quality, service, and customer satisfaction.
Strategy
Invest in Innovation and New Product Development
We continue to invest in research and development (“R&D”) in an effort to grow our business, refreshing our product offerings and developing new products and services to address the changing needs of our customers. Developing and offering a broad range of products for each of our served markets is an integral part of our strategy. We make innovative modifications to existing products in an effort to add features and special application software that improve performance. For example, we recently launched a new series of drives for material handling applications which provide our customers with a more cost-effective solution with enhanced safety and performance features. We continue to expand our bundling opportunities in material handling with our radio drive serial interface (“RDSI”). An RDSI module allows a wireless radio to communicate directly with the crane control system, providing improved diagnostic and troubleshooting information.

Index

We believe opportunities for growth exist in available elevator markets through the expansion of the breadth of available product offerings to include competitive low-end products for lower performance AC applications. We also believe opportunities for growth exist in available material handling, elevator, and mining markets through the introduction of new energy-saving product offerings. Over the past several years, we've developed an AC version of our Quattro regenerative elevator drive, and a severe duty AC traction drive for mining equipment.
In renewable energy, we used our years of know-how gained in the fuel cell inverter market to develop power inverters for the wind and solar markets, and we have a number of inverters installed and operating in wind turbines today. Conditions in renewable energy markets have deteriorated significantly over the past two years, and as a result, near the end of fiscal 2012, we made a strategic decision to no longer pursue new business opportunities in renewable energy markets. We believe we have sustainable competitive advantages and better growth opportunities in our traditional served markets, and accordingly, we intend to focus our future investments in those areas.
Gain Market Share in Served Markets
Our long-standing customer relationships, sales network, and end-user relationships provide us with insights into our served markets that help us to anticipate changes in market conditions and customer requirements. We believe we can leverage our close relationships with our channel partners to grow our business by further enhancing strategic partnerships with key customers. We also believe we can use our knowledge and application expertise to increase our share in our served markets by expanding our level of sales with existing customers and by providing value-added solutions to displace our competition.
Entry into New Markets
We continue to seek to grow our business by migrating our proven technology and application expertise into new markets. Over the past several years, we've strategically allocated R&D, sales, and marketing resources to markets such as automation and mobile hydraulic in material handling in an effort to understand the dynamics and requirements of those markets. We've had success in growing our business in those markets, and will continue to look for opportunities where we believe we can take advantage of our competitive strengths to enter into and gain share in new markets.
Expand Geographically
We have leading North American market positions and derive the majority of our revenue from North American, and more specifically, U.S. customers. We believe that certain non-U.S. markets can provide us with compelling growth opportunities for our products. We also believe that, with our commitment to technological innovation and our demonstrated ability to reduce our customers' costs and improve efficiency, our business model may transfer well to markets outside the U.S. where cost-effective, high quality, reliable power solutions are also valued. In addition, certain of our customers are increasing their global footprint, which could provide us with opportunities to partner with them and service those customers locally. We intend to evaluate these opportunities, and prudently allocate sales resources to those markets outside the U.S. where we think we have the best growth prospects relative to the level of investment required to enter the market.
Generate Sufficient Cash to Fund our Growth Initiatives and our Obligations
Our business has consistently generated positive cash flow from operating activities, prior to funding pension obligations, even during periods of economic downturns by focusing on controlling our costs and effectively managing our working capital. Since January 2007, our unrestricted cash balances have increased from $7 million to nearly $29 million at the end of December 2012. During that time, we've contributed approximately $50 million to our defined benefit pension plan while enduring some of the worst economic conditions since the 1930's. In addition, we've continued to spend approximately $4 million annually on R&D activities aimed at growing our business through innovative new product introductions and entry into new markets. Our sales have grown from $88 million in fiscal 2007 to $114 million in fiscal 2012, even as our sales into renewable energy markets declined significantly during fiscal 2012. We intend to continue to focus on tight cost control and asset management while continuing to prudently invest in our business to drive future growth, in an effort to maximize our profitability and cash flow, while we reduce our pension obligation over time through contributions.
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

Index

Seasonality

Our power control systems for material handling applications represented nearly 71% of our revenue in fiscal year 2012.  Sales of these products tend to follow capital budgeting and spending patterns of the customer base.  As a result, our revenues are generally strongest in our June and December fiscal quarters, with relatively lower revenues in our March and September fiscal quarters.

Backlog

Our backlog as of the end of fiscal 2012 was $13.1 million versus $17.9 million at the end of transition period 2011, twelve months earlier.  The decline in our backlog during fiscal 2012 was mainly due to a slowdown in the coal industry which impacted our mining orders, our withdrawal from renewable energy markets, and a slowdown in our incoming order rate during the December period due in part to ongoing economic uncertainties. While we use our backlog figure as an indicator of future sales activity, we have historically had a significant amount of revenue derived from orders that are booked and shipped within the same reporting period.  We expect most of the orders in our backlog to be filled during fiscal 2013.
Competition
Our primary competitors include: Konecranes Inc., Power Electronics International, Inc., Cattron Group International, Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, KEB GmbH, and Fujitec. Some of these companies have substantially greater financial, marketing, and other resources, larger product portfolios, and greater global reach than us.

Suppliers and Raw Materials

Virtually all materials and components that we purchase are available from multiple suppliers.  During fiscal 2012, raw material purchases accounted for approximately 72% of our total cost of sales.  Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses.  We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products by, among other things, adding features or reducing costs, and customizing or modifying products to meet customers’ specific needs.  Total research and development expenditures were approximately $3.8 million, $2.1 million, $4.4 million, and $3.8 million for fiscal 2012, the six-month transition period 2011, and our 2011 and 2010 fiscal years, respectively.

Intellectual Property

Magnetek holds numerous patents, trademarks, and copyrights, and we believe that we hold or license all of the patent, trademark, copyright, and other intellectual property rights necessary to conduct our business.  We generally rely upon patents, copyrights, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology and products.  There can be no assurance that any of our patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us.  In addition, there can be no assurance that patents will be issued from pending patent applications filed by us, or that claims allowed on any future patents will be sufficiently broad to protect Magnetek's technology.  Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.  Although we believe the protection afforded by our patents, patent applications, trademarks, and copyrights have value, Magnetek's future success will depend primarily on the innovative skills, technological expertise, research and development, and management capabilities of our employees rather than on patent, copyright, and trademark protection.

Index

International Operations

International sales accounted for $13.9 million, or 12% of our net sales, while domestic sales were $100.4 million, or 88% of our net sales in fiscal year 2012. We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. sold to purchasers outside of the U.S.   During the six-month transition period ended January 1, 2012, our domestic sales were $51.4 million, while international sales were $7.3 million. For our 2011 and 2010 fiscal years, revenues derived from domestic sales were $97.6 million and $71.1 million respectively, and revenues derived from international sales were $12.2 million and $9.5 million, respectively.  We hold assets in Canada and the United Kingdom totaling $6.6 million, of which $4.4 million are held in Canada and $2.2 million are in the United Kingdom.

Employee Relations

As of February 20, 2013, we had 134 salaried employees and 216 hourly employees, none of whom were covered by collective bargaining agreements with unions.  We believe that our relationships with our employees are favorable.

Available Information

Our Internet website address is www.magnetek.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports that are filed by the Company with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at or through our website.

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal 2012, our six-month transition period 2011, or in fiscal years 2011 or 2010.

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal 2012, our six-month transition period 2011, or in fiscal years 2011 or 2010.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

For a discussion of environmental-related litigation matters in which we are engaged, please refer to Item 3 - “Legal Proceedings” of this Annual Report on Form 10-K.

Supplemental Information-Executive Officers of the Company

The following table sets forth certain information regarding the current executive officers of the Company, each of whom serves a one-year term of office, as appointed by the Board of Directors.

Name	Age	Position
Peter M. McCormick	52	Director, President and Chief Executive Officer
Marty J. Schwenner	52	Vice President and Chief Financial Officer
Scott S. Cramer	60	Vice President, General Counsel and Corporate Secretary
Michael J. Stauber	39	Vice President, Corporate Controller
Hungsun S. Hui	50	Vice President, Operations

Index

Peter McCormick has been President and Chief Executive Officer of Magnetek since October 2008.  Prior to that, Mr. McCormick served as Chief Operating Officer of Magnetek since November 2006 and served as the Executive Vice President responsible for the Company's power control systems group since 2002. Prior to that, he served as the President of the Company’s industrial controls group from 1999 until 2002. Since joining the Company in 1993, Mr. McCormick has also served as the Vice President of Operations for the Company’s drives group from 1998 until 1999 and as Vice President of the custom products business group from 1996 until 1998.

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

ITEM 1A. RISK FACTORS

Our future results of operations and the other forward-looking statements contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, involve a number of risks and uncertainties.  In particular, the statements regarding future goals and strategies, opportunities for growth in certain markets, new product introductions, penetration of new markets, projections of sales revenues, manufacturing costs and operating costs, pricing of our products and raw materials required to manufacture our products, gross margin expectations, relocation and outsourcing of production capacity, capital spending, research and development expenses, the outcome of pending legal proceedings and environmental matters, tax rates, sufficiency of funds to meet our needs including contributions to our defined benefit pension plan, and our plans for future operations, as well as our assumptions relating to the foregoing, are all subject to risks and uncertainties.

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

Economic conditions, primarily in the U.S., may adversely affect our served markets, our business, demand for our products, and our results of operations and cash flows

Demand for our products, which impacts our revenue and gross profit, is affected by general business and economic conditions as well as by changes in customer order patterns.  Beginning in fiscal 2008 and continuing through much of our 2010 fiscal year, worldwide economic conditions deteriorated due to the effects of the subprime lending crisis, credit market crisis, general concerns about the health of the financial and banking industries, increased unemployment, decreased consumer

Index

and business confidence, and liquidity concerns.  This resulted in overall adverse business conditions, slower economic activity and reduced corporate profits and capital spending levels.  These conditions resulted in reduced demand for our products, and also made it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities.  While economic conditions have improved significantly since fiscal 2010, the current state of the economy remains fragile, volatile, and quite dynamic.  We cannot predict the timing, duration, or strength of any economic recovery or the timing, duration, or severity of a subsequent economic slowdown, worldwide, in the U.S., or in the specific end markets we serve. In the event of a future prolonged slowdown in economic activity, our business, financial condition, results of operations, and cash flows could be adversely and materially affected. Additionally, our stock price could decrease if investors have concerns that our business and financial condition will be negatively impacted by a continuing or recurring economic downturn.

We operate in a highly competitive industry

We operate in a competitive industry characterized by periodic changes in technology, product demand, prices and lead times.  Our future profitability depends on our ability to successfully identify and react to these changing trends.  Specifically, achievement of our sales and profit goals is dependent in part upon our ability to successfully anticipate product demand, to introduce quality products to meet that demand in a timely manner at competitive prices, to gain acceptance of our products in the marketplace, to achieve cost reductions during the product life cycle, and to adapt our existing product platforms in the event of changes in technology.  Failure to do so could result in low returns on investment in new products and technologies, a loss of competitive position relative to our peers, obsolete products and technologies, and an adverse impact on our operating results.  In addition, price erosion in response to competition in our served markets could have a material impact on our financial position or results of operations.

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

Changes in technology could reduce demand for our products

We believe that our intellectual property is equal or superior to our competitors’ and we do not know of any new technologies that could cause a shift away from digital power electronic solutions in the end markets we serve.  However, major advancements in digital power electronic technologies by competitors or the advent of technologies obviating digital power-electronic solutions could have an adverse effect on our financial position or results of operations.

The loss of one or more major customers could adversely affect our results of operations or financial condition

We rely on several large customers for a significant portion of our sales.  While we have taken actions to diversify our customer base, we have three customers whose purchases from us represented approximately 15% of our net sales in fiscal 2012.  The loss of one or more of these customers or significant decreases in these customers' purchase levels could have an adverse effect on our business and on our results of operations.

Certain of our competitors have substantially greater resources and greater global reach than us

We compete with crane and hoist drive manufacturers and drive system integrators, radio control manufacturers, elevator drive manufacturers and control system integrators, and mining machinery drive builders.  The total number of such enterprises with whom we compete directly is believed to be fewer than 100.  However, certain of our competitors are significantly larger and have substantially greater resources than we do, and some are global in scope, whereas we currently compete primarily in the North American market.

We have significant pension liabilities and funding obligations

Our defined benefit pension plan was significantly underfunded as of December 30, 2012, due primarily to reductions in interest rates over the past several years, which impact the discount rate used to estimate the net present value of our pension obligations.  Current actuarial estimates indicate that we will be required to make significant contributions to our defined benefit pension plan, which may consume the majority of our cash generated from operations for the next several years.

Index

In addition, volatility in interest rates, investment returns, and other factors could adversely affect the funded status of our pension plan in the future and require that we contribute additional cash to the pension plan over and above the amounts currently estimated.  Such volatility could also increase pension expense in periods beyond fiscal 2012. As a result, we may be required to seek additional sources of cash to fund our operations and required pension contributions.

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

We are subject to credit risk

We are exposed to the credit risk of our customers, including risk of bankruptcy, and are subject to losses from uncollectable accounts receivable.  If the financial condition of any of our customers deteriorates and impairs their ability to make payments, we could incur future write-offs of accounts receivable that could have a material impact on our financial position, results of operations, or cash flows.

We are reliant on suppliers

We purchase raw materials and subassemblies used in our products from third-party suppliers, and also purchase finished goods for resale to customers from third-party subcontractors.  If our suppliers or subcontractors cannot meet their commitments to us in terms of price, delivery, or quality, it may negatively impact our ability to meet our commitments to our customers.  This could result in disruption of production, delay in shipments to customers, higher material costs, quality issues with our products and damage to customer relationships.  In addition, increases in the cost of raw materials purchased from third-party suppliers could negatively impact our gross profit and results of operations.

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

Index

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

Ordinary transfers of our common stock between shareholders could result in an ownership change as defined in Section 382 of the Internal Revenue Code, limiting our ability to fully utilize our net operating loss carryforwards for U.S. federal tax purposes

We had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $212 million as of December 30, 2012.  Our NOLs have carryforward periods of 15 to 20 years with expiration dates ranging from 2019 to 2030.  We anticipate that no federal income tax liability, other than alternative minimum tax, would be recorded if and when we generate U.S. taxable income and such carryforwards are utilized.

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

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Magnetek’s headquarters and each of our manufacturing facilities for the continuing operations of the Company are listed below, each of which is leased.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2014	155,000	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2016	11,180	Power control systems manufacturing
Pittsburgh, Pennsylvania	2016	11,400	Power control systems manufacturing
Bridgeville, Pennsylvania	2017	6,800	Power control systems manufacturing

We believe our facilities are in satisfactory condition and are adequate for our continuing operations.

ITEM 3.  LEGAL PROCEEDINGS

We are involved from time to time in legal actions for product liability and other matters that arise in the ordinary course of our business. We are also involved in legal actions associated with our discontinued business operations, including product liability, asbestos-related liability, and environmental proceedings relating to cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. It is not possible to predict with certainty the outcome of any of these unresolved legal actions or proceedings or the range of possible loss or recovery. A discussion of these matters appears in Note 10 of the Notes to Consolidated Financial Statements under Item 8, including a discussion of whether or not these unresolved matters will have a material impact on our financial position or results of operations.
Litigation-Product Liability

     In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against us and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business we acquired in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim was tendered to our insurance carrier and we retained legal counsel to represent us. We defended the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  In March 2010, our primary carrier, Travelers, denied coverage under a reservation of rights.  This followed our excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers agreed to continue to pay defense counsel to defend the case and authorized defense counsel to undertake the defense of the “pass through” vendor PDS.   In June 2012, the parties engaged in mediation and reached a settlement, under the terms of which we were not required to make any monetary contribution toward the settlement amount. The settlement received Court approval in September 2012.

We have been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations we previously acquired, but which are no longer owned. During our ownership, none of the businesses produced or sold asbestos-containing products.  For such claims, we are either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations. With respect to these claims, we are uninsured, but we believe that we have no such liability and we aggressively seek dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.
Litigation—Patent Infringement and Related Proceedings

In August 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involved a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. We alleged that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, we suffered an arbitration

Index

award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. Accordingly, we sought damages in the amount of $18.75 million. Following a December 2011 mediation, on January 9, 2012, we entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to us, which we received in January 2012. The federal proceeding and the Illinois Supreme Court proceeding were dismissed on January 23, 2012. We entered into the settlement agreement to eliminate the uncertainties, burden and expense of further litigation. We recorded the settlement payment as a gain in discontinued operations in the first quarter of fiscal 2012.

As we previously reported, Universal Lighting Technologies, Inc. (“ULT”) and Nilssen entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  We had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased our lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney’s fees.  Under the settlement agreement, Nilssen paid us an amount of $0.75 million as attorney’s fees as well as a nominal amount for costs.  However, if a motion by Nilssen was successful such that ULT ceased to be the “prevailing party” and was no longer entitled to attorney’s fees, then we would have been obligated to refund the $0.75 million attorney’s fees settlement amount.  In November 2011, the court ordered Nilssen's motion be denied and, as a result, Nilssen's potential claim to a refund of the attorney's fees settlement amount was extinguished. As a result, we recorded a gain of $0.75 million in discontinued operations in the six-month transition period ended January 1, 2012.

Litigation-Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against us and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of our former Italian subsidiary, Magnetek, S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.7 million) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against us relate to a change of control agreement and restricted stock grant. On March 8, 2012, the Court of Arezzo ruled in our favor, dismissing Mr. Canova's claims against us as invalid. Mr. Canova appealed the ruling in September 2012.

In October 2010, we received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of our power electronics business to Power-One in October 2006. With a reservation of rights, we affirmed our obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleged potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.5 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On February 22, 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. On August 2, 2012, the tax authority in Arezzo, Italy issued additional notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 9.5 million Euros (approximately US$12.7 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.7 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. We believe the Italian tax claims are without merit and intend to vigorously defend against them.

Litigation - Environmental Matters

From time to time, we have taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal year 2012, transition period 2011, or fiscal years 2011 or 2010.

Index

We have also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for clean-up costs associated with alleged past waste disposal practices at several previously utilized, owned, or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal year 2012, transition period 2011, or fiscal years 2011 or 2010.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of clean-up activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Bridgeport, Connecticut Facility

In 1986, we acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify us against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional clean-up activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Our leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of our transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and we filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. We believe that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, we entered into an agreement with FOL involving the allocation of certain potential tax benefits and we withdrew our claims in the bankruptcy proceeding. We further believe that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including us, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from us relating to site investigations and remediation. We retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, we submitted our site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  We agreed to the scope of the work plan with the DEP in November 2010.  We have recorded a liability of $0.6 million related to the Bridgeport facility, representing our best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of December 30, 2012.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 20, 2011, our common stock began trading on the NASDAQ Global Market under the symbol "MAG." Prior to December 20, 2011, our common stock was listed and traded on the New York Stock Exchange under the ticker symbol “MAG.”  As of February 20, 2013, there were 155 record holders of Magnetek’s common stock.
All references to numbers of common shares and per-share information in this Annual Report on Form 10-K have been adjusted retroactively to reflect the Company’s one for ten reverse stock split, which became effective December 5, 2011.
The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2012, our six-month transition period ended January 1, 2012, and fiscal year 2011:

Fiscal Year 2012	High	Low
Fourth Quarter	$12.70	$8.61
Third Quarter	17.21	10.24
Second Quarter	19.72	13.04
First Quarter	19.24	8.63
Transition Period 2011
Second Quarter	$12.30	$7.50
First Quarter	19.40	9.10
Fiscal Year 2011
Fourth Quarter	$23.50	$14.30
Third Quarter	26.00	13.40
Second Quarter	14.70	11.10
First Quarter	13.60	8.40

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future.  Our ability to pay dividends on our common stock is restricted by provisions in our 2007 revolving loan agreement, as amended, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.

There were no unregistered sales of equity securities during fiscal year 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 is hereby incorporated by reference to the section of the Company's 2013 Proxy Statement entitled "Equity Compensation Plan Information Table."

Stock Performance Graph – Return to Shareholders

The table and line graph shown below compare the cumulative total return for the last five years and six months to holders of Magnetek common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Electronics Components index.

The table and line graph below assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 30, 2007, and assumes the reinvestment of all dividends, through December 30, 2012.  The stock price performance information shown below should not be considered indicative of potential future stock price performance.

Index

	Jun-07	Jun-08	Jun-09	Jun-10	Jun-11	Dec-11	Dec-12
Magnetek, Inc.	100.00	82.14	26.99	17.86	35.34	16.72	20.50
Russell 2000	100.00	83.81	62.84	76.35	104.91	94.65	110.13
NASDAQ Electronic Components	100.00	88.93	67.18	79.95	100.72	90.79	89.61

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*

Among Magnetek, Inc., the Russell 2000 Index, and the NASDAQ Electronic Components Index

$120
$100
$80
$60
$40
$20
$0
6/30/07
6/30/08
6/30/09
6/30/10
6/30/11
12/31/11
12/31/12
MagneTek, Inc.
Russell 2000
NASDAQ Electronic Components

*$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.

Issuer Purchases of Equity Securities
During the fourth quarter of fiscal year 2012, we purchased shares of our common stock as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of	may yet be
	Total number		publicly	purchased
Fiscal 2012	of shares	Average price	announced plans	under the plans
Period	purchased (1)	paid per share	or programs	or programs
November	13,017	$10.12	—	—

(1) Represents shares repurchased by the Company from employees for payment of applicable tax withholding obligations on the vesting of restricted stock awards. Shares are repurchased by the Company pursuant to the applicable award agreements and not pursuant to publicly-announced share repurchase programs.

Index

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Magnetek, Inc. for fiscal year 2012, the six-month transition period ended January 1, 2012, and the previous four fiscal years.  The financial data presented below is derived from our audited consolidated financial statements.  For additional information, see our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statement of Operations Data	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008
(Amounts in thousands, except per share data)
Net sales	$114,274	$58,721	$109,832	$80,571	$98,221	$100,039
Gross profit	39,844	20,333	35,157	24,128	33,324	29,444
Gross profit %	34.9%	34.6%	32.0%	29.9%	33.9%	29.4%
Income (loss) from operations	$8,022	$4,880	$5,446	$(2,314)	$6,146	$6,783

Net income (loss):
Continuing operations	$6,926	$4,331	$4,817	$(3,158)	$4,969	$6,535
Discontinued operations	5,697	(39)	(1,154)	(1,943)	(1,686)	3,484
Net income (loss)	$12,623	$4,292	$3,663	$(5,101)	$3,283	$10,019

Earnings (loss) per common share - basic
Continuing operations	$2.18	$1.38	$1.54	$(1.02)	$1.61	$2.15
Discontinued operations	$1.79	$(0.01)	$(0.37)	$(0.63)	$(0.55)	$1.15
Net income (loss)	$3.97	$1.36	$1.17	$(1.64)	$1.06	$3.30

Earnings (loss) per common share - diluted
Continuing operations	$2.14	$1.35	$1.51	$(1.02)	$1.61	$2.14
Discontinued operations	$1.76	$(0.01)	$(0.37)	$(0.63)	$(0.55)	$1.14
Net income (loss)	$3.90	$1.34	$1.15	$(1.64)	$1.06	$3.28

Balance Sheet Data	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
(Amounts in thousands)	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008

Total assets	$98,815	$92,005	$85,433	$76,100	$84,080	$91,547
Long-term debt, including current portion	—	—	—	4	15	21
Other long term obligations	1,095	1,517	1,318	1,461	1,615	1,947
Pension benefit obligations	102,340	98,108	61,382	77,914	76,849	37,638
Stockholders' equity (deficit)	(30,875)	(35,745)	(4,462)	(23,937)	(11,291)	29,801

Index

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also the largest independent supplier of digital DC motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for motion control systems used in mining equipment. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrading of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

Our product offerings for material handling applications include innovative power control systems, radio remote controls, and braking, collision avoidance, and electrification subsystems, sold primarily to OEMs of overhead cranes and hoists.  While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions. A primary driver of our growth in this market is our ability to improve our customers' operations and provide them with quantifiable, and in many cases, significant returns on invested capital.

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high-speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators. We believe we have opportunities for growth in available elevator markets by introducing new energy-saving product offerings for both AC and DC applications, expanding the breadth of our product offerings for lower performance AC applications, and using our new product offerings to expand geographically.

Our product offerings for mining applications include drives used mainly in the underground coal mining industry. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for over 30 years. We believe that global energy needs will continue to grow significantly for the foreseeable future, and part of that need will continue to be met by traditional coal-based sources. In addition, we intend to develop and introduce new products for hard rock and surface mining applications in an effort to reduce our reliance on the coal industry.

More recently, we developed and marketed power inverters for renewable energy applications, primarily for use in wind turbines. These inverters convert DC power from renewable energy sources such as wind to utility-grade AC power. Challenging conditions have persisted in renewable energy markets for the past several years, and these markets have been characterized by rapidly changing product requirements, high levels of investment, and declining sales and profitability. We responded to the decline in our renewable energy sales by reducing our cost structure and writing down the value of our assets in that part of our business. Going forward, we intend to continue to support our existing installed based of inverters, but we don't intend to pursue new business opportunities in renewable energy, as we believe we have better growth opportunities in our traditional served markets.
We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing markets for digital power-based systems. We intend to continue to pursue internal growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically.

Index

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 10% on a year-over-year basis, to achieve 30% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our growth initiatives, our operations, and our obligations.

We delivered another solid year of operating performance despite some challenging and uncertain conditions. Our largest served markets, material handling and elevator, were relatively stable, and we grew our material handling sales 15% year-over-year to more than $80 million, our highest level ever. Offsetting that, we experienced deteriorating conditions during fiscal 2012 in our served energy markets, and our sales levels for both traditional mining products and renewable energy inverters declined year-over-year. Total company fiscal 2012 sales decreased 3% to $114 million from the same period last year, mainly due to lower sales of power inverters for renewable energy, which declined by nearly $11 million year-over-year to less than $4 million. In addition, sales of control systems for mining applications totaled $7 million, a decrease of more than 20% in fiscal 2012 over the comparable period last year. Given our diminished prospects for future sales of renewable energy products, in the fourth quarter of fiscal 2012, we decided we will no longer pursue new opportunities in renewable energy going forward.

Fiscal 2012 gross profit increased to $39.8 million, or 34.9% of sales, compared to $39.5 million, or 33.6% of sales for the 12 months ended December 2011. The improvement in our gross profit as a percentage of sales reflects improvement in our sales mix, as we sold fewer low-margin wind inverters during fiscal 2012. Fiscal 2012 gross profit also includes an asset impairment charge of $1.2 million related to a write-down of our renewable energy fixed assets. We reported pre-tax income from operations of $8.0 million, or 7.0% of sales, in fiscal 2012, comparable to prior year pre-tax income from operations of $8.0 million, despite the impairment charge and higher pension expense in fiscal 2012. In addition, our cash balances increased more than $8 million during fiscal 2012, as we prudently deployed our resources and effectively managed our assets. In summary, our financial performance was quite strong during fiscal 2012, and we entered 2013 well positioned and clearly focused on our traditional served markets.

Current forecasts indicate the U.S. economic recovery is continuing at a moderate pace, and we believe overall economic conditions in most of our end markets remain healthy. Macro-economic conditions remain dynamic and fragile, and as a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. However, barring a significant decline in demand in our served markets, we expect that we can continue to grow our business through a combination of new product introductions, market share gains, and entry into new markets. Throughout 2013, we intend to focus our development and marketing efforts on organic sales growth opportunities across all product lines, and are executing actions to prudently expand our reach into new end markets and geographical areas. We also plan to continue to tightly control our operating expenses to optimize operating leverage and grow our income and cash flow.

Discontinued Operations

Certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Consolidated Financial Statements under Item 8).  Expenses related to previously divested businesses have historically included certain environmental matters, asbestos claims and product liability claims (see Note 10 of Notes to Consolidated Financial Statements under Item 8).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements that we entered into when we divested those businesses.

Going forward, our results of discontinued operations may include additional costs above those currently estimated and accrued related to previously divested businesses, mainly related to a power electronics business that we divested in October 2006 (see Note 10 of Notes to Consolidated Financial Statements under Item 8).

Index

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  We are subject to losses from uncollectable receivables in excess of our allowances.  We maintain allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer creditworthiness, current economic trends, and changes in customer payment patterns.  Our total allowance includes a specific allowance based on identification of customers where we feel full payment is in doubt, as well as a general allowance calculated based on our historical losses on accounts receivable as a percentage of historical sales.  We believe that our methodology has been effective in accurately quantifying our allowance for doubtful accounts and do not anticipate changing our methodology in the future.  However, if the financial condition of any of our customers was to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.  We believe that all appropriate allowances have been provided.

Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out ("FIFO") method, including material, labor, and factory overhead.  We identify potentially obsolete and excess inventory by evaluating overall inventory levels in relation to expected future requirements and market conditions, and provisions for excess and obsolete inventory and inventory valuation are recorded accordingly.  Items with no usage for the past 12 months and no expected future usage are considered obsolete, and are disposed of or fully reserved.  Reserves for excess inventory are determined based upon historical and anticipated usage as compared to quantities on hand.  Excess inventory is defined as inventory items with on-hand quantities in excess of one year’s usage and specified percentages are applied to the excess inventory value in determining the reserve.  Our assumptions have not changed significantly in the past, and are not likely to change in the future.  We believe that our assumptions regarding inventory valuation have been accurate in the past and believe that all appropriate reserves for excess and obsolete inventory have been provided.

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment. Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset. Given our diminished prospects for future sales of wind and solar inverters, we recorded an impairment charge of $1.2 million in the fourth quarter of fiscal 2012. The impairment charge was comprised entirely of accelerated depreciation related to fixed assets used in the production and testing of inverters, and is included in cost of sales in the accompanying statement of operations for fiscal 2012 (see Note 8 of Notes to Consolidated Financial Statements under Item 8).

We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances.  We have elected to perform our annual impairment test in the fourth quarter of our fiscal year.  Per Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, the best evidence of fair value are quoted prices in active markets.  Accordingly, we believe that our market capitalization is the best indication of fair value.  No impairments were recognized in goodwill or other intangible assets during fiscal 2012, transition period 2011, or for fiscal years 2011 and 2010.

Pension Benefits

We sponsor a defined benefit plan that was frozen in 2003 which covers primarily former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of expenses, assets, and liabilities.  These assumptions include expected rates of return on plan assets, discount rates, and mortality rates.

Index

We determine the expected return on plan assets based upon the overall expected long-term rate of return over the period that benefits are expected to be paid. This estimate considers the targeted allocation of pension plan assets among securities with various risk and return profiles, and incorporates historical data as well as anticipated economic and market conditions. We estimated our long-term expected rate of return on plan assets at 8.25% for cost recognition purposes in fiscal year 2012 and transition period 2011. Based on an updated analysis of future expectations of asset performance, past return results, and current and expected asset allocations, we have reduced our long-term expected return on plan assets to 7.75% for cost recognition purposes for fiscal 2013.

The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year.  As of December 30, 2012, the discount rate used to determine the benefit obligation was 3.5% as compared to 4.05% at January 1, 2012, reflecting the ongoing decline in interest rates that occurred throughout much of fiscal year 2012.

We believe that the assumptions we used in valuing our pension plan are appropriate and reasonable, however, actual experience may differ from our assumptions. Actual results that differ from assumptions are accumulated as deferred actuarial gains or losses, and are recognized as increases or decreases in other comprehensive income or loss ("OCI"). The amount accumulated in OCI impacts future periodic pension expense through subsequent amortization of the gains and losses in accordance with the methods specified in ASC Topic 715, Employers’ Accounting for Pensions ("ASC 715"). As permitted under ASC 715, we use the corridor approach to determine the aggregate amount of actuarial gains or losses that must be recognized, and we then amortize those gains or losses on a straight-line basis over the average future life expectancy of our plan participants, due to the fact that all of our plan participants are considered inactive, as our plan is frozen. Deferred actuarial losses which will be amortized into earnings in future accounting periods totaled $204 million at December 30, 2012.

We contributed $11.6 million to our pension plan in fiscal 2012, and we currently expect to contribute approximately $20 million in fiscal 2013. Pension plan expense for fiscal 2013 is expected to decrease to approximately $6.2 million from $6.9 million in fiscal 2012 (see Note 12 of Notes to Consolidated Financial Statements under Item 8).

Reserves for Contingencies

We periodically record the estimated impact of various conditions, situations or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under ASC Topic 450, Contingencies ("ASC 450").  ASC 450 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.

ASC 450 does not permit the accrual of gain contingencies under any circumstances.  For loss contingencies, the loss must be accrued if information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events, and the amount of the loss can be reasonably estimated.

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

Index

Results of Operations for the Twelve Months Ended December 30, 2012 (Fiscal Year 2012), Compared with the Twelve Months Ended January 1, 2012 (Unaudited)

Net Sales and Gross Profit

Net sales decreased 3% to $114.3 million for the twelve months ended December 30, 2012, from sales of $117.6 million for the twelve months ended January 1, 2012. The decrease in net sales was due primarily to lower sales of power inverters for renewable energy applications, which decreased $10.9 million year-over-year, and lower sales of products for mining applications, which decreased $1.8 million. These sales decreases were partially offset by higher sales of products for material handling applications, which increased by $10.3 million for the twelve months ended December 30, 2012, as compared to the same period last year.  Net sales by primary market were as follows, in millions:

Twelve Months Ended	December 30, 2012		January 1, 2012
	Sales	% of Sales	Sales	% of Sales
			(unaudited)
Material handling	$81.0	71%	$70.7	60%
Elevator motion control	22.6	20%	23.5	20%
Energy systems (renewable energy and mining)	10.7	9%	23.4	20%
Total net sales	$114.3	100%	$117.6	100%

Gross profit for the twelve months ended December 30, 2012, increased to $39.8 million (34.9% of sales) from $39.5 million (33.6% of sales) in the comparable prior year period. The increase in gross profit for the twelve months ended December 30, 2012, was primarily due to a favorable shift in our sales mix, with increased sales of relatively higher margin material handling products and decreased sales of lower margin renewable energy inverters, partially offset by asset impairment charges of $1.2 million recorded in fiscal 2012 related to our renewable energy fixed assets.

Operating Expenses

Operating expenses are comprised of R&D expense, pension expense, and selling, general and administrative (“SG&A”) expenses.  R&D expense was $3.8 million for the twelve months ended December 30, 2012, or 3.4% of sales, compared to R&D expense of $4.4 million for the twelve months ended January 1, 2012. The year-over-year decrease in R&D expense was mainly due to fewer development projects related to products with renewable energy applications in fiscal 2012.

Pension expense for the twelve months ended December 30, 2012, increased to $6.9 million from $5.9 million in the same period last year, mainly due to increased amortization of actuarial losses resulting from continuing declining interest rates.

SG&A expense was $21.1 million, or 18.4% of sales, for the twelve months ended December 30, 2012, compared to $21.2 million, or 18.0% of sales, for the twelve months ended January 2, 2011.  Selling expenses were $12.2 million, or 10.6% of sales, for the twelve months ended December 30, 2012, compared to $10.5 million, or 8.9% of sales, for the prior year comparable period.  The increase in selling expense was due to higher sales commission expense, increased payroll costs from headcount additions, and higher discretionary spending.  General and administrative (“G&A”) expense decreased to $8.9 million for the twelve months ended December 30, 2012, from $10.7 million for the twelve months ended January 1, 2012, mainly due to lower incentive compensation provisions.

Income from Operations

Income from operations was $8.0 million for the twelve months ended December 30, 2012, comparable to income from operations for the twelve months ended January 1, 2012.

Provision for Income Taxes

We recorded a tax provision of $1.1 million for the twelve months ended December 30, 2012, and $0.9 million for the twelve months ended January 1, 2012, mainly due to non-cash deferred tax provisions of $1.0 million and $0.8 million recorded in those periods respectively, related to changes in deferred tax liabilities from goodwill amortization.  The remainder

Index

of our provision or benefit for income taxes is comprised of provisions or benefit for income taxes on our pretax operating results in Canada (see Note 9 of Notes to Consolidated Financial Statements under Item 8).

Income from Continuing Operations

For the twelve months ended December 30, 2012, we recorded income from continuing operations of $6.9 million, or $2.14 per diluted share, compared to income from continuing operations of $7.1 million for the twelve months ended January 1, 2012, or $2.22 per share, on a diluted basis.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the twelve months ended December 30, 2012, was $5.7 million, or $1.76 per share on a diluted basis, compared to a loss from discontinued operations of $0.7 million, or a $0.21 loss per share on a diluted basis for the twelve months ended January 1, 2012.

Income from discontinued operations for the twelve months ended December 30, 2012, includes a gain of $5.0 million from a settlement agreement to resolve a legal matter, as well as income of $1.2 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by $0.5 million of legal fees and other costs related to previously divested businesses (see Notes 2 and 10 of Notes to Consolidated Financial Statements under Item 8).

Our loss from discontinued operations for the twelve month period ended January 1, 2012, related entirely to previously divested businesses, comprised mainly of legal and professional fees incurred in various matters (see Notes 2 and 10 of Notes to Consolidated Financial Statements under Item 8).

Net Income

We recorded net income for the twelve months ended December 30, 2012, of $12.6 million, or $3.90 per share on a diluted basis, compared to net income of $6.4 million, or $2.01 per share, on a diluted basis for the twelve months ended January 1, 2012.

Results of Operations for the Six Months Ended January 1, 2012, Compared with the Six Months Ended January 2, 2011

Net Sales and Gross Profit

Net sales increased 15% to $58.7 million for the six months ended January 1, 2012, from sales of $50.9 million for the six months ended January 2, 2011. The increase in net sales was due primarily to higher sales of products for material handling applications, which increased $11.6 million, and higher sales of products for mining applications, which increased $1.5 million. These sales increases were partially offset by lower sales of power inverters for wind turbine applications, which decreased by $5.9 million for the six months ended January 1, 2012, as compared to the same period last year.  Net sales by primary market were as follows, in millions:

Six Months Ended	January 1, 2012		January 2, 2011
	Sales	% of Sales	Sales	% of Sales
			(unaudited)
Material handling	$39.2	67%	$27.6	54%
Elevator motion control	11.6	20%	11.0	22%
Energy systems (renewable energy and mining)	7.9	13%	12.3	24%
Total net sales	$58.7	100%	$50.9	100%

Gross profit for the six months ended January 1, 2012, increased to $20.3 million (34.6% of sales) from $16.0 million (31.4% of sales) in the comparable prior year period. The increase in gross profit for six months ended January 1, 2012, was primarily due to increased sales of relatively higher margin material handling and mining products.

Index

Operating Expenses

Operating expenses are comprised of R&D expense, pension expense, and SG&A expenses.  R&D expense was $2.1 million for the six months ended January 1, 2012, or 3.6% of sales, comparable to R&D expense for the six months ended January 2, 2011.

Pension expense for the six months ended January 1, 2012, decreased to $2.7 million from $3.3 million for the six months ended January 2, 2011, due to higher than expected returns on assets realized in fiscal 2011 as well as a decrease in the interest cost component of pension expense due to declining interest rates.

SG&A expense was $10.6 million, or 18.1% of sales, for the six months ended January 1, 2012, compared to $8.3 million, or 16.3% of sales, for the six months ended January 2, 2011.  Selling expenses were $5.5 million, or 9.4% of sales, for the six months ended January 1, 2012, compared to $4.3 million, or 7.3% of sales, for the prior year comparable period.  The increase in selling expense was due to higher sales commission expense, increased payroll costs from headcount additions, and higher discretionary spending.  General and administrative (“G&A”) expense increased to $5.1 million for the six months ended January 1, 2012, from $4.0 million for the six months ended January 2, 2011, due to higher incentive compensation provisions, increases in other payroll-related costs and higher professional fees.

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

Provision for Income Taxes

We recorded a tax provision of $0.5 million for the six months ended January 1, 2012, and $0.3 million for the six months ended January 2, 2011, mainly due to non-cash deferred tax provisions of $0.5 million recorded in each period related to changes in deferred tax liabilities from goodwill amortization.  The remainder of our provision or benefit for income taxes is comprised of provisions or benefit for income taxes on our pretax operating results in Canada (see Note 9 of Notes to Consolidated Financial Statements under Item 8).

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

Index

Results of Operations for Fiscal Year 2011 Compared with Fiscal Year 2010

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

Fiscal Year Ended	July 3, 2011		June 27, 2010
	Sales	% of Sales	Sales	% of Sales
Material handling	$59.1	54%	$46.3	57%
Elevator motion control	22.9	21%	18.9	23%
Energy systems (renewable energy and mining)	27.8	25%	15.4	20%
Total net sales	$109.8	100%	$80.6	100%

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

SG&A expense was $18.9 million, or 17.2% of sales, in fiscal 2011 compared to $14.4 million, or 17.9% of sales, in fiscal 2010.  Selling expenses were $9.2 million, or 8.4% of sales, in fiscal 2011, compared to $7.8 million, or 9.7% of sales, in fiscal 2010.  The increase in selling expenses was due to higher commissions of $0.7 million, increased payroll costs from headcount additions in fiscal 2011, and higher discretionary spending.  G&A expense was $9.7 million in fiscal 2011 compared to $6.6 million in fiscal 2010.  The increase in G&A expense in fiscal 2011 as compared to fiscal 2010 was mainly due to higher incentive compensation provisions, increases in other payroll-related costs, and higher professional fees.

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

Provision for Income Taxes

We recorded a tax provision of $0.6 million in fiscal 2011 and $0.9 million in fiscal 2010, mainly due to non-cash deferred tax provisions of $1.0 million in fiscal 2011 and 2010, respectively, related to changes in deferred tax liabilities from goodwill amortization.  The remainder of our provision or benefit for income taxes is comprised of provisions or benefit for

Index

income taxes on our pretax operating results in Canada (see Note 9 of Notes to Consolidated Financial Statements under Item 8).

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

Our loss from discontinued operations in fiscal 2010 included a loss of $0.2 million on the September 2008 disposal of our telecom power systems business, and costs of $1.7 million loss related to previously divested businesses, comprised mainly of legal and professional fees incurred in various environmental matters.

Net Income (Loss)

We recorded net income in fiscal 2011 of $3.7 million, or $1.17 per share on a diluted basis, compared to a net loss in fiscal 2010 of $5.1 million, or a $1.64 loss per share, on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased $8.1 million during fiscal 2012, from $20.6 million at January 1, 2012, to $28.7 million at December 30, 2012.  Restricted cash balances remained unchanged during fiscal 2012 at $0.3 million.   The primary source of cash during fiscal 2012 was income from continuing operations of $6.9 million, which reflects non-cash charges totaling $10.9 million for depreciation, amortization, asset impairment, pension, stock compensation and deferred income tax provisions. In addition, we received a payment of $5.0 million during fiscal 2012 from a settlement agreement we entered into to resolve a long-standing legal issue (see Note 10 of Notes to Consolidated Financial Statements under Item 8).

The primary uses of cash in fiscal 2012 were $11.6 million in contributions to our defined benefit pension plan, $1.5 million from net increases in operating assets and liabilities, and $0.9 million for capital expenditures. Most of the changes in our operating assets and liabilities were not volume-related, but rather were due to changes in velocity measurements. Our accounts receivable decreased during fiscal 2012 by $0.9 million, mainly due to a reduction in our accounts receivable days sales outstanding, which decreased as of the end of fiscal 2012 to 48.5 days from 51.4 days at the end of transition period 2011.  Inventories increased during fiscal 2012 by $1.2 million, mainly due to a lower inventory turnover rate from lower renewable energy sales as compared to the period ended January 1, 2012. In addition, current liabilities decreased during fiscal 2012 by $2.8 million, mainly due to lower accounts payable balances, as payable days outstanding decreased to 77 days at the end of fiscal 2012 from the prior year figure of 92 days in accounts payable.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures during fiscal 2013 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition and the general economy.

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

Index

We have subsequently entered into several amendments to the revolving facility, mainly to extend the maturity date of the revolving facility, to broaden the security interest of Associated Bank to collateralize all of our assets, and to establish or modify certain covenants with which we must comply under the terms of the amended revolving facility.

In December 2011, we entered into the most recent fourth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation, and amortization requirements for the three-month periods ending December 31, 2011, through March 31, 2013; and (iv) establish maximum cash amounts we can contribute to our defined benefit pension plan during the term of the revolving facility.

There were no amounts outstanding under the revolving facility as of December 30, 2012.  We are currently in compliance with all covenants of the revolving credit facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $50 million from April 2008 through December 2012, including nearly $12 million during fiscal 2012. These contributions have been funded by cash generated from operations and existing cash on hand.  Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $92 million, relatively significant given the Company’s current size and cash flow.  Estimated pension contributions for fiscal 2013 are currently projected at $20 million. Actual future contribution amounts will likely vary from current estimated future contributions, depending on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to plan assets.

Based upon current plans and business conditions, we believe that current cash balances and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, required pension plan contributions, and other commitments over the next 12 months.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements or variable interest entities as of December 30, 2012.

Summary of Contractual Obligations and Commitments

Future payments due under contractual obligations of our continuing operations as of December 30, 2012, were as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Pension funding obligations	$20,440	$33,580	$11,850	$26,080	$91,950
Operating lease obligations	1,100	1,123	167	—	2,390
Purchase obligations	15,700	—	—	—	15,700
Total	$37,240	$34,703	$12,017	$26,080	$110,040

Pension funding amounts in the table above are based on current regulations and actuarial estimates as of December 30, 2012, and are not discounted. The net present value of our future pension funding obligations, discounted at a rate of 3.5% (the rate used to estimate our projected benefit obligation at December 2012), total approximately $82 million. Estimated pension funding obligation amounts could vary, depending on future interest rate levels, values in equity and fixed-income markets, changes in mortality rates, or changes in pension funding legislation that may be enacted in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The fair value of our debt was zero at December 30, 2012.  However, we do have significant pension liabilities and funding obligations which vary as interest rates change.  We used an average interest rate of 4.8% in determining our aggregate pension funding obligations of approximately $92 million as of December 30, 2012 (see “Summary of Contractual Obligations and Commitments” table under Item 7).  A hypothetical increase of 100 basis points from the average interest rate used in the

Index

calculation would reduce our aggregate pension funding obligation to approximately $68 million at December 30, 2012.  Similarly, a hypothetical decrease of 100 basis points would increase our aggregate pension funding obligation to approximately $121 million at December 30, 2012.

Foreign Currency Exchange Rates

We generally do not enter into foreign exchange contracts to protect against reductions in value and volatility of future cash flows caused by changes in exchange rates, but we may selectively enter into foreign exchange contracts to hedge certain exposures.  Gains and losses on these non-U.S. currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

We did not have any foreign currency contracts, or hedge instruments or contracts, outstanding at December 30, 2012, or January 1, 2012.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders

Magnetek, Inc.

We have audited the accompanying consolidated balance sheets of Magnetek, Inc. as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the year ended December 30, 2012, the six months ended January 1, 2012 and each of the two years in the period ended July 3, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnetek, Inc. as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the year ended December 30, 2012, the six months ended January 1, 2012 and each of the two years in the period ended July 3, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 22, 2013

Index

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended		Six Months Ended		Fiscal Year Ended
(Amounts in thousands, except per share data)	December 30, 2012	January 1, 2012	January 1, 2012	January 2, 2011	July 3, 2011	June 27, 2010
		(unaudited)		(unaudited)
Net sales	$114,274	$117,610	$58,721	$50,943	$109,832	$80,571
Cost of sales	74,430	78,134	38,388	34,929	74,675	56,443
Gross profit	39,844	39,476	20,333	16,014	35,157	24,128
Operating expenses:
Research and development	3,834	4,394	2,103	2,069	4,360	3,802
Pension expense	6,936	5,895	2,706	3,311	6,500	8,206
Sales, general and administrative	21,052	21,187	10,644	8,308	18,851	14,434
Income (loss) from operations	8,022	8,000	4,880	2,326	5,446	(2,314)

Non operating income:
Interest income	—	—	—	(1)	(1)	(29)
Income (loss) from continuing operations before provision for income taxes	8,022	8,000	4,880	2,327	5,447	(2,285)
Provision for income taxes	1,096	892	549	287	630	873
Income (loss) from continuing operations	6,926	7,108	4,331	2,040	4,817	(3,158)
Income (loss) from discontinued operations, net of tax	5,697	(660)	(39)	(533)	(1,154)	(1,943)
Net income (loss)	$12,623	$6,448	$4,292	$1,507	$3,663	$(5,101)

Earnings per common share - basic
Income (loss) from continuing operations	$2.18	$2.27	$1.38	$0.65	$1.54	$(1.02)
Income (loss) from discontinued operations	$1.79	$(0.21)	$(0.01)	$(0.17)	$(0.37)	$(0.63)
Net income (loss)	$3.97	$2.06	$1.36	$0.48	$1.17	$(1.64)

Earnings per common share - diluted
Income (loss) from continuing operations	$2.14	$2.22	$1.35	$0.65	$1.51	$(1.02)
Income (loss) from discontinued operations	$1.76	$(0.21)	$(0.01)	$(0.17)	$(0.37)	$(0.63)
Net income (loss)	$3.90	$2.01	$1.34	$0.48	$1.15	$(1.64)

Weighted average shares outstanding - basic	3,174	3,138	3,148	3,127	3,134	3,108
Weighted average shares outstanding - diluted	3,238	3,194	3,212	3,151	3,187	3,108

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended		Six Months Ended		Fiscal Year Ended
(Amounts in thousands)	December 30, 2012	January 1, 2012	January 1, 2012	January 2, 2011	July 3, 2011	June 27, 2010
		(unaudited)		(unaudited)
Net income (loss)	$12,623	$6,448	$4,292	$1,507	$3,663	$(5,101)
Change in unrecognized pension liability	(8,867)	(32,576)	(35,940)	3,491	14,613	(8,446)
Change in currency translation adjustments	132	(42)	(218)	109	284	27
Comprehensive income (loss)	$3,888	$(26,170)	$(31,866)	$5,107	$18,560	$(13,520)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

As of (Amounts in thousands)	December 30, 2012	January 1, 2012
Assets
Current assets:
Cash	$28,706	$20,594
Restricted cash	262	262
Trade accounts receivable, less allowances for doubtful accounts	15,833	16,739
Inventories	14,868	13,705
Prepaid expenses and other current assets	710	932
Total current assets	60,379	52,232

Property, plant and equipment:
Buildings and improvements	1,963	1,962
Machinery and equipment	20,797	19,911
Less accumulated depreciation	19,905	17,887
Net property, plant and equipment	2,855	3,986

Goodwill	30,485	30,465
Other assets	5,096	5,322
Total assets	$98,815	$92,005

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$11,954	$14,373
Accrued liabilities	6,097	6,504
Total current liabilities	18,051	20,877

Long-term pension benefit obligations	102,340	98,108
Other long-term obligations	1,095	1,517
Deferred income taxes	8,204	7,248
Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.10 par value, 100,000 shares authorized; 3,209 and 3,158 outstanding at December 30, 2012, and January 1, 2012, respectively	32	32
Additional paid-in capital	141,725	140,743
Retained earnings	13,956	1,333
Accumulated other comprehensive loss	(186,588)	(177,853)
Total stockholders' deficit	(30,875)	(35,745)
Total liabilities and stockholders' deficit	$98,815	$92,005

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
(Amounts in thousands)	Shares	Amount	Capital	Deficit)	Loss	Total
Balance, June 28, 2009	3,094	$31	$138,372	$(1,521)	$(148,173)	$(11,291)

Exercise of stock options	—	—	—			—
Shares issued	12	—	—			—
Shares purchased	(5)	—	(80)			(80)
Stock-based compensation expense		—	685			685
Shares issued to trust	19	—	269			269
Net income (loss)				(5,101)		(5,101)
Translation adjustments					27	27
Pension adjustments					(8,446)	(8,446)
Comprehensive income (loss)						(13,520)
Balance, June 27, 2010	3,120	$31	$139,246	$(6,622)	$(156,592)	$(23,937)

Shares issued	—	—				—
Shares purchased	—	—	—			—
Stock-based compensation expense	—	—	629			629
Shares issued to trust	18	—	286			286
Net income (loss)				3,663		3,663
Translation adjustments					284	284
Pension adjustments					14,613	14,613
Comprehensive income (loss)						18,560
Balance, July 3, 2011	3,138	$31	$140,161	$(2,959)	$(141,695)	$(4,462)

Stock-based compensation expense	—	—	402			402
Shares issued to trust	20	1	180			181
Net income (loss)				4,292		4,292
Translation adjustments					(218)	(218)
Pension adjustments					(35,940)	(35,940)
Comprehensive income (loss)						(31,866)
Balance, January 1, 2012	3,158	$32	$140,743	$1,333	$(177,853)	$(35,745)

Stock-based compensation expense	—	—	824			824
Shares issued	42					—
Shares purchased	(14)	—	(151)			(151)
Shares issued to trust	23	—	309			309
Net income (loss)				12,623		12,623
Translation adjustments					132	132
Pension adjustments					(8,867)	(8,867)
Comprehensive income (loss)						3,888
Balance, December 30, 2012	3,209	$32	$141,725	$13,956	$(186,588)	$(30,875)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended		Six Months Ended		Fiscal Year Ended
(Amounts in thousands)	December 30, 2012	January 1, 2012	January 1, 2012	January 2, 2011	July 3, 2011	June 27, 2010
Cash flows from operating activities:		(unaudited)		(unaudited)
Net income (loss)	$12,623	$6,448	$4,292	$1,507	$3,663	$(5,101)
Loss (income) from discontinued operations	(5,697)	660	39	533	1,154	1,943
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,082	898	423	439	914	1,002
Amortization	53	53	27	27	53	53
Stock-based compensation expense	824	690	402	341	629	685
Pension expense	6,936	5,895	2,706	3,311	6,500	8,206
Deferred income tax provision	950	833	477	493	849	955
Changes in operating assets and liabilities	(1,453)	5,915	3,100	(2,075)	740	830
Cash contribution to pension fund	(11,571)	(4,950)	(1,920)	(5,388)	(8,418)	(15,587)
Net cash provided by (used in) operating activities:
Continuing operations	4,747	16,442	9,546	(812)	6,084	(7,014)
Discontinued operations	4,079	(1,403)	(605)	(838)	(1,636)	(1,858)
Net cash provided by (used in) operating activities	8,826	15,039	8,941	(1,650)	4,448	(8,872)

Cash flows from investing activities:
Proceeds from sale of business	—	—	—	—	—	—
Purchase of business	—	—	—	—	—	—
Deposit into escrow account	—	—	—	—	—	—
Capital expenditures	(869)	(1,345)	(796)	(155)	(704)	(1,158)
Net cash provided by (used in) investing activities:
Continuing operations	(869)	(1,345)	(796)	(155)	(704)	(1,158)
Discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(869)	(1,345)	(796)	(155)	(704)	(1,158)

Cash flow from financing activities:
Proceeds from issuance of common stock	309	325	182	143	286	269
Purchase and retirement of treasury stock	(151)	—	—	—	—	(80)
Borrowings under capital lease obligations	—	—	—	—	—	—
Principal payments under capital lease obligations	(3)	(4)	(2)	(3)	(5)	(12)
Net cash provided by (used in) financing activities:
Continuing operations	155	321	180	140	281	177
Discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	155	321	180	140	281	177

Net increase (decrease) in cash	8,112	14,015	8,325	(1,665)	4,025	(9,853)
Cash at the beginning of the period	20,594	6,579	12,269	8,244	8,244	18,097
Cash at the end of the period	$28,706	$20,594	$20,594	$6,579	$12,269	$8,244

The accompanying notes are an integral part of these consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in the notes to consolidated financial statements are expressed in thousands unless otherwise noted, except share and per share data)

1.   Summary of Significant Accounting Policies

Profile

Magnetek, Inc. (the “Company” or “Magnetek”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator and energy delivery applications.  The Company’s products consist primarily of programmable motion control and power conditioning systems used on the following applications: overhead cranes and hoists; elevators; and coal mining equipment.

Basis of Presentation

The consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

On August 4, 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 of each calendar year to the Sunday nearest to December 31, with the change to a calendar year reporting cycle beginning January 2, 2012. The intent of the change was to align the reporting of financial results more closely with peers and to better align the Company's business cycle with suppliers and customers. Fiscal year 2012 refers to the twelve-month period ended December 30, 2012, and contained 52 weeks. Transition period 2011 refers to the six-month transition period ended January 1, 2012, and contained 26 weeks. Fiscal year 2011 refers to the twelve-month period ended July 3, 2011, and contained 53 weeks. Fiscal year 2010 refers to the twelve month period ended June 27, 2010, and contained 52 weeks. Supplemental financial information in these financial statements with respect to the twelve months ended January 1, 2012, and the six months ended January 2, 2011, is unaudited.

Reverse Stock Split
All references to numbers of common shares and per share information in this Annual Report on Form 10-K have been adjusted retroactively to reflect the one for ten reverse stock split effected by the Company on December 5, 2011.

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

Index

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

Pension Benefits

The valuation of the Company’s pension plan requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, investment returns and mortality rates.  Changes in these assumptions could potentially have a material impact on the Company’s expenses and related funding requirements.

Restricted Cash

At December 30, 2012, and January 1, 2012, the Company had $0.3 million of restricted cash related to minimum balance requirements associated with procurement of certain raw materials and supplies.

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

Index

the acquisition date. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

The Company performed the required annual impairment tests for fiscal 2012, transition period 2011, and each of the fiscal years 2011 and 2010, and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets

Additions to intangible assets are capitalized at fair market value and the carrying value of indefinite-lived intangibles is reviewed for impairment at least annually.  Intangible assets are included in other assets in the consolidated balance sheets, and are amortized over the estimated useful lives of the respective assets, principally on the straight-line method.  In fiscal 2009 and fiscal 2010, the Company acquired several patents related to the design and manufacture of digital DC drives for material handling and mining applications.  The cost of the patents, $533 as of December 30, 2012, and January 1, 2012, was capitalized and is included in other assets in the consolidated balance sheets.  The estimated useful life of the patents is 10 years. Accumulated amortization of the patents as of December 30, 2012, and January 1, 2012, was $238 and $185, respectively, resulting in a net carrying value as of those dates of $295 and $348, respectively.

Stock-Based Compensation

The Company records stock-based compensation expenses in accordance with ASC Topic 718, Stock Compensation (formerly SFAS No. 123R, Accounting for Stock-Based Compensation). Compensation expense related to all stock-based awards for fiscal 2012, transition period 2011, and for fiscal years 2011 and 2010 is included in selling, general and administrative expense in the consolidated statements of operations.  No tax benefit was recorded on the stock compensation expense for fiscal 2012, transition period 2011, or for fiscal years 2011 and 2010 due to deferred tax valuation allowances recorded by the Company in those years.

Research and Development

Expenditures for research and development are charged to expense as incurred and totaled $3,834 for fiscal 2012 and $2,103 for transition period 2011. R&D expenses were $4,360 and $3,802 for fiscal years 2011 and 2010, respectively.

Advertising

Expenditures for advertising are charged to expense as incurred and totaled $88 for fiscal year 2012 and $26 for the six-month transition period 2011. Advertising expenses were $74 and $40 for the fiscal years 2011 and 2010, respectively.

Foreign Currency Translation

The accounts of the Company’s foreign entities are measured using local currency as the functional currency.  Assets and liabilities are translated to the reporting currency (U.S. Dollar) at the exchange rate in effect at year-end.  Revenues and expenses are translated at the rates of exchange prevailing during the year.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive gain or loss in stockholders’ deficit.

Earnings Per Share

In accordance with ASC Topic 260, Earnings Per Share, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed vesting of restricted stock and the exercise of stock options as if all vesting and exercises had occurred at the beginning of the fiscal year.

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

Index

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

2.  Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns, are classified as discontinued operations.  The results of discontinued operations follow:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
Income (loss) from discontinued operations before interest and income taxes	$703	$(39)	$(1,154)	$(1,787)
Income (loss) on sale of telecom power systems business	32	—	—	(156)
Gain from settlement agreement, net of fees	4,962	—	—	—
Income (loss) from discontinued operations	$5,697	$(39)	$(1,154)	$(1,943)

Income from discontinued operations of $5.7 million in fiscal 2012 includes a gain of $5.0 million from a settlement agreement entered into by the Company to resolve a legal matter, as well as income of $1.2 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by $0.5 million of legal fees and other costs related to previously divested businesses (see Note 10 of Notes to Consolidated Financial Statements).

The Company’s loss from discontinued operations in transition period 2011 includes charges of $0.3 million for adjustments to legacy insurance reserves, $0.2 million for environmental matters, and $0.2 million for legal fees related to asbestos and other costs related to previously divested businesses, offset by a gain of $0.7 million related to the recovery of legal fees paid in a patent infringement matter pursuant to an indemnification agreement (see Note 10 of Notes to Consolidated Financial Statements).

The Company’s loss from discontinued operations in fiscal 2011 includes charges of $0.5 million for environmental matters, $0.3 million for legal fees related to asbestos issues, and $0.3 million for other legal fees and other costs related to previously divested businesses (see Note 10 of Notes to Consolidated Financial Statements).

The Company’s loss from discontinued operations in fiscal 2010 includes provisions of $1.1 million for environmental matters and $0.7 million for legal fees and other costs related to previously divested businesses.

3.  Goodwill

The change in the carrying value of goodwill for the periods ended December 30, 2012, and January 1, 2012, is as follows:

	December 30, 2012	January 1, 2012
Balance at beginning of period	30,465	$30,519
Currency translation	20	(54)
Balance at end of period	30,485	$30,465

Index

4.  Inventories

Inventories consist of the following:

	December 30, 2012	January 1, 2012
Raw materials	$9,754	$9,042
Work in process	1,554	1,174
Finished goods	3,560	3,489
Total inventory	$14,868	$13,705

5.  Bank Borrowing Arrangements

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

There were no amounts outstanding on the amended revolving facility as of December 30, 2012.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

Index

6.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods ended:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
Numerator:
Income (loss) from continuing operations	$6,926	$4,331	$4,817	$(3,158)
Income (loss) from discontinued operations	5,697	(39)	(1,154)	(1,943)
Net income (loss)	$12,623	$4,292	$3,663	$(5,101)

Denominator:
Weighted average shares for basic income (loss) per share	3,174	3,148	3,134	3,108
Add dilutive effect of stock options outstanding	64	64	53	—
Weighted average shares for diluted income (loss) per share	3,238	3,212	3,187	3,108

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$2.18	$1.38	$1.54	$(1.02)
Income (loss) per share from discontinued operations	$1.79	$(0.01)	$(0.37)	$(0.63)
Net income (loss) per share - basic	$3.97	$1.36	$1.17	$(1.64)

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$2.14	$1.35	$1.51	$(1.02)
Income (loss) per share from discontinued operations	$1.76	$(0.01)	$(0.37)	$(0.63)
Net income (loss) per share - diluted	$3.90	$1.34	$1.15	$(1.64)

     Outstanding options to purchase 174 thousand and 179 thousand shares of common stock for fiscal year 2012 and for the six-month period ended January 1, 2012, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive. Similarly, outstanding options to purchase 178 thousand and 232 thousand shares of common stock for fiscal years 2011 and 2010, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.  Fair Values of Financial Instruments

The carrying amounts of certain financial instruments including cash, restricted cash, accounts receivable and accounts payable approximate their fair values based on the short-term nature of these instruments.  In addition, the Company’s investment in an annuity contract of $4.6 million at December 30, 2012, and $4.8 million at January 1, 2012, is recorded at fair value based upon the net asset value of the contract.  The annuity contract is included in other assets in the accompanying consolidated balance sheet and is classified as a level 2 asset within the fair value hierarchy (refer to Note 12 of Notes to Consolidated Financial Statements for a definition of the fair value levels).

8.  Asset Impairment Charges

Challenging conditions persisted in renewable energy markets throughout fiscal 2012, and the Company's sales of inverters for renewable energy applications declined during fiscal 2012 to the point where the Company did not sell any inverters in the second half of the year. Due to significantly diminished expectations for future sales of inverters into renewable energy markets, in the fourth quarter of fiscal 2012, the Company committed to a plan to no longer pursue new business opportunities in renewable energy. As a result, the Company determined that its fixed assets used in the manufacture and test of inverters were impaired. Accordingly, the Company recorded a non-cash, pre-tax impairment charge of $1.2 million. The charge is included in cost of

Index

sales in the accompanying consolidated statement of operations. The impairment charge reduces the net book value of the Company's renewable energy fixed assets to a negligible amount.

9.  Income Taxes

The Company’s provision for income taxes, all of which relates to its continuing operations, consists of the following:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
For the period ended	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
Current
Federal	$—	$—	$—	$—
State	45	—	—	—
Foreign	101	48	(219)	(82)
Deferred
Federal	955	477	953	955
State and foreign	(5)	24	(104)	—
Provision for income taxes	$1,096	$549	$630	$873

The Company did not record any provision for income taxes related to its discontinued operations for fiscal year 2012, transition period 2011, or for fiscal years 2011 and 2010, respectively, as the Company has a full valuation allowance and available net operating losses.

A reconciliation of the Company's effective tax rate for continuing operations to the statutory Federal tax rate follows:

	Fiscal Year Ended		Six Months Ended		Fiscal Year Ended
	December 30, 2012		January 1, 2012		July 3, 2011		June 27, 2010
	Amount	%	Amount	%	Amount	%	Amount	%
Provision (benefit) computed at the statutory rate	$2,808	35.0	$1,708	35.0	$1,906	35.0	$(800)	35.0
Losses not benefited	—	—	—	—	—	—	1,770	(77.5)
Use of net operating losses	(1,652)	(20.2)	(1,124)	(23.0)	(896)	(16.5)	—	—
Foreign tax rate differential	(60)	(0.8)	(35)	(0.7)	(380)	(7.0)	(97)	4.3
Total provision for income taxes	$1,096	14.0	$549	11.3	$630	11.5	$873	(38.2)

Income before provision for income taxes of the Company's foreign subsidiaries (located in Canada and the United Kingdom) included in continuing operations was approximately $447, $305, $341, and $207 for fiscal year 2012, the six-month transition period 2011, and fiscal years 2011 and 2010, respectively.

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 30, 2012, and January 1, 2012, follow:

	December 30, 2012	January 1, 2012
Deferred tax liabilities
Depreciation and amortization (including differences in the basis of acquired assets)	$(8,204)	$(7,248)
Total deferred tax liabilities	(8,204)	(7,248)

Deferred tax assets
Inventory and other reserves	2,152	2,243
Pension benefit obligation	40,240	38,576
Net operating loss and capital loss carryforwards	85,080	87,894
Total gross deferred tax assets	127,472	128,713
Less: valuation allowance	(127,386)	(128,633)
Deferred tax assets less valuation allowance	86	80
Net deferred tax liability	$(8,118)	$(7,168)

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with ASC Topic 740, Income Taxes.  Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and may therefore be uncertain.  To the extent the Company believes that recovery is unlikely, a valuation allowance is established against its deferred tax asset, which increases the Company’s income tax expense in the period such determination is made.  Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

The Company had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $212 million and $219 million as of December 30, 2012, and January 1, 2012. The potential tax benefit of all carryforwards has been fully reserved with a valuation allowance and therefore there is no net tax asset on the consolidated balance sheets related to this asset at December 30, 2012, or at January 1, 2012.  The Company’s NOLs have carryforward periods of 15 to 20 years with expiration dates ranging from 2019 to 2030.  As the balance sheet reflects no benefit of such NOLs, the Company anticipates that no federal tax liability, other than alternative minimum tax, would be recorded when U.S. taxable income is generated and such carryforwards are utilized.

The Company regularly completes internal evaluations as to whether ordinary transfers of the Company’s common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  Based on available information, the Company has determined that no such ownership change has occurred as of the end of December 30, 2012.  If such ownership change had occurred, utilization of the Company’s NOLs would be subject to annual limitation provisions per the Internal Revenue Code and similar state laws.

Index

10.  Commitments and Contingencies

Leases

The Company leases certain facilities and machinery and equipment primarily under operating lease arrangements, which generally provide renewal options. Future minimum rental payments under noncancellable operating leases as of December 30, 2012, follow:

Minimum
Lease
Fiscal Year	Payments
2013	$1,100
2014	939
2015	184
2016	122
2017	45
Thereafter	—
Total lease payments	$2,390

For fiscal 2012, rent expense was $1.1 million and there was no sublease rental income. For the six-month transition period 2011, rent expense was $0.6 million and there was no sublease rental income. For fiscal years 2011 and 2010, rent expense was $1.2 million and $2.7 million respectively, while sublease rental income was $0.3 million and $2.1 million respectively.

Litigation-Product Liability

     In August 2006, Pamela L. Carney, Administrator of the Estate of Michael J. Carney, filed a lawsuit in the Court of Common Pleas of Westmoreland County, Pennsylvania, against the Company and other defendants, alleging that a product manufactured by the Telemotive Industrial Controls business acquired by the Company in December 2002 contributed to an accident that resulted in the death of Michael J. Carney in August 2004. The claim was tendered to the Company's insurance carrier and legal counsel was retained to represent the Company. Magnetek defended the action on the basis of findings that the operator/owner of the product, Alleghany Ludlum Corporation, improperly maintained or modified the product, which led to its alleged failure.  In March 2010, Magnetek's primary carrier, Travelers, denied coverage under a reservation of rights. This followed the Company's excess coverage carrier, AIG/AISLIC, denying coverage in June 2009.  Travelers agreed to continue to pay defense counsel to defend the case and authorized defense counsel to undertake the defense of the “pass through” vendor PDS.   In June 2012, the parties engaged in mediation and reached a settlement, under the terms of which the Company was not required to make any monetary contribution toward the settlement amount. The settlement received Court approval in September 2012.

The Company has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired by the Company, but which are no longer owned. During the Company's ownership, none of the businesses produced or sold asbestos-containing products.  For such claims, the Company is either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations.   With respect to these claims, the Company is uninsured, but management believes that it has no such liability and the Company aggressively seeks dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations. Given the nature of the above issues, uncertainty of the ultimate outcome, and inability to estimate the potential loss, no amounts have been reserved for these matters.

Litigation—Patent Infringement and Related Proceedings

In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involved a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. The Company alleged that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his

Index

patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company sought damages in the amount of $18.75 million. Following a December 2011 mediation, on January 9, 2012, the Company entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to Magnetek, which the Company received in January 2012. The federal proceeding and the Illinois Supreme Court proceeding were dismissed on January 23, 2012. The Company entered into the settlement agreement to eliminate the uncertainties, burden and expense of further litigation. The Company recorded the settlement payment as a gain in discontinued operations in the first quarter of fiscal 2012, as the initial patent infringement claim related to a business the Company divested in 2003.

As previously reported by the Company, Universal Lighting Technologies, Inc. (“ULT”) and Nilssen entered into a consent judgment in April 2008, for dismissal, on collateral estoppel grounds, of the patent infringement lawsuit filed by Nilssen against ULT.  The Company had provided the defense in the lawsuit pursuant to an indemnification claim from ULT subject to the terms of the sale agreement under which ULT purchased Magnetek’s lighting business in 2003.  In September 2009, Nilssen and ULT entered into a settlement agreement relating to attorney’s fees.  Under the settlement agreement, Nilssen paid to the Company an amount of $0.75 million as attorney’s fees as well as a nominal amount for costs.  However, if a motion by Nilssen was successful such that ULT ceased to be the “prevailing party” and was no longer entitled to attorney’s fees, then the Company would have been obligated to refund the $0.75 million attorney’s fees settlement amount.  In November 2011, the court ordered Nilssen's motion be denied and, as a result, Nilssen's potential claim to a refund of the attorney's fees settlement amount was extinguished. As a result, the Company recorded a gain of $0.75 million in discontinued operations in the six-month transition period ended January 1, 2012, as the gain related to an indemnification that the Company provided to ULT upon ULT's purchase of the Company's lighting business.

Litigation-Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek, S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.7 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against the Company relate to a change of control agreement and restricted stock grant. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012.

In October 2010, the Company received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleged potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.5 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On February 22, 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. On August 2, 2012, the tax authority in Arezzo, Italy issued additional notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 9.5 million Euros (approximately US$12.7 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.7 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.

Index

Litigation - Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during fiscal year 2012, transition period 2011, or fiscal years 2011 or 2010.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for clean-up costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2012, transition period 2011, or fiscal years 2011 or 2010.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of clean-up activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

Bridgeport, Connecticut Facility

In 1986, the Company acquired the stock of Universal Manufacturing Company (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional clean-up activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. The Company's leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of the Company's transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. The Company further believes that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.6 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of December 30, 2012.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

Letters of Credit

The Company had approximately $0.9 million of outstanding letters of credit as of December 30, 2012.

Index

11.  Stock-Based Compensation Agreements

The Company has two stock option plans (the "Plans"), one of which provides for the issuance of both incentive stock options (under Section 422A of the Internal Revenue Code of 1986) and non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant, and one of which provides only for the issuance of non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. One of the Plans also provides for the issuance of stock appreciation rights, restricted stock, incentive bonuses and incentive stock units. The total number of shares of the Company's common stock available for issuance of stock options and other stock rights under the Plans is approximately 206 thousand shares.

Under the provisions of the Plans, key employees and non-employee directors may be granted options to purchase shares of Magnetek common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Company’s Board of Directors, with vesting periods generally ranging from two to four years.  The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield.  Many of these assumptions are judgmental and highly sensitive.  Following is a table of the weighted average fair value of the Company’s stock option grants for fiscal year 2012, transition period 2011, and for fiscal years 2011 and 2010, using the Black-Scholes valuation model, assuming no dividends, with the following assumptions:

	Fiscal Year Ended	Six Months Ended	Fiscal Year
	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
Expected life in years	5.3	5.6	5.7	5.7
Expected stock price volatility	74.9%	73.7%	73.3%	73.0%
Risk-free interest rate	0.8%	1.2%	1.6%	2.1%
Options granted (in thousands)	15	11	42	3
Weighted average fair value of options granted	$6.47	$6.18	$8.00	$7.10

Compensation expense related to stock option awards is recognized ratably over the vesting period.

The Company also awards restricted shares of the Company’s common stock to key employees under the provisions of one of the Plans.  Restrictions on the shares expire either after completion of a service period, typically three years, or upon achievement of established performance objectives, as determined by the Compensation Committee of the Company’s Board of Directors.  Shares are valued at the market price on the date of award. Compensation expense related to these awards is recognized ratably over the service period.

During fiscal 2012, the Company recorded $0.8 million of stock-based compensation related to all share-based awards. For transition period 2011, fiscal year 2011, and fiscal year 2010, the Company recorded $0.4 million, $0.6 million, and $0.7 million, respectively, of stock-based compensation related to share-based awards.  Stock-based compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of December 30, 2012, there was $1.0 million of total unrecognized compensation cost related to all stock option and restricted share grants, to be expensed ratably over a weighted-average remaining period of 1.8 years.

Index

A summary of certain information with respect to outstanding stock options under the Plans follows (options in thousands):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000's)
Options outstanding, June 28, 2009	254	$54.70	$—
Granted	3	$11.10
Exercised	—	—	$—
Canceled	(25)	78.10
Options outstanding, June 27, 2010	232	$51.60	$—
Granted	42	$12.60
Exercised	—	—
Canceled	(96)	58.90
Options outstanding, July 3, 2011	178	$38.50	$270
Granted	11	$9.82
Exercised	—	—
Canceled	(10)	107.81
Options outstanding, January 1, 2012	179	$32.67	$1
Granted	15	$10.41
Exercised	—	$—
Canceled	(20)	$65.26
Options outstanding, December 30, 2012	174	$26.88	$18
Exercisable options, June 27, 2010	192	$57.20	$—
Exercisable options, July 3, 2011	114	$50.90	$23
Exercisable options, January 1, 2012	112	$43.42	$—
Exercisable options, December 30, 2012	115	$34.91	$9

The following table provides information regarding exercisable and outstanding options as of December 30, 2012 (options in thousands):

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)
8.48 - $10.00	5	$8.48	9.0	9	$8.48	9.0
10.01 - $15.00	7	12.50	7.0	57	11.31	8.2
15.01 - $20.00	4	17.92	8.5	9	17.92	8.5
20.01 - $30.00	47	22.81	5.6	47	22.81	5.6
30.01 - $80.00	52	52.33	2.7	52	52.33	2.7
Total	115	$34.91	4.6	174	$26.88	5.9

Index

The following table provides information regarding vested and unvested restricted stock activity for fiscal years 2010 and 2011, for the six-month transition period 2011, and for fiscal year 2012 (shares in thousands):

	Shares	Weighted average grant date fair value	Fair value of vested shares at vesting date
Unvested at June 28, 2009	17	$43.40
Granted	65	13.10
Vested	(12)	41.50	$202
Forfeited	(6)	17.90
Unvested at June 27, 2010	64	$15.30
Granted	50	$11.80
Vested	—	—	$—
Forfeited	(23)	14.40
Unvested at July 3, 2011	91	$13.60
Granted	21	$13.00
Vested	—	—
Forfeited	—	—
Unvested at January 1, 2012	112	$13.48
Granted	46	$16.66
Vested	(42)	$14.85	$437
Forfeited	(11)	$13.38
Unvested at December 30, 2012	105	$14.35

12.  Employee Benefit Plans

The Company maintains a defined benefit pension plan (the “pension plan”) for the benefit of eligible employees, former employees, and retirees in the U.S.   The pension plan has been frozen since 2003, and since that time, participant accounts have not been credited with any additional years of service or additional compensation, but rather only with interest on accrued balances. The pension plan is managed in compliance with all provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Investment Advisers Act of 1940, and other applicable laws. The Company funds the pension plan in accordance with applicable employee benefit and tax laws, primarily the Pension Protection Act of 2006, as amended ("PPA"). The primary purpose of the pension plan is to provide a source of retirement income for plan participants and beneficiaries.

Net pension expense for the Company’s pension plan follows:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010

Interest cost	$8,655	$4,919	$9,686	$10,821
Expected return on plan assets	(9,741)	(5,394)	(10,041)	(8,825)
Recognized net actuarial loss	8,022	3,181	6,855	6,210
Net pension expense	$6,936	$2,706	$6,500	$8,206

Net pension expense for fiscal 2013 is estimated at $6.2 million.  During that time, it is expected that $8.6 million of amounts included in accumulated other comprehensive loss will be recognized in net periodic benefit cost.  The expected long-term rate of return on pension plan assets in determining fiscal 2013 pension expense is 7.75%.

Index

Pension benefit obligations at year-end, the fair value of pension plan assets, and the pension plan funded status are as follows:

	December 30, 2012	January 1, 2012
Change in Benefit Obligation:
Benefit obligation at beginning of period	$217,452	$194,245
Interest cost	8,655	4,919
Actuarial loss	16,922	24,838
Benefits paid	(12,772)	(6,550)
Benefit obligation at end of period	$230,257	$217,452

Change in Plan Assets:
Fair value of plan assets at beginning of period	$119,344	$132,863
Actual return on plan assets	9,774	(8,889)
Employer contributions	11,571	1,920
Benefits paid	(12,772)	(6,550)
Fair value of plan assets at end of period	$127,917	$119,344

Funded status	$(102,340)	$(98,108)
Unrecognized net actuarial loss	204,459	195,592
Net amount recognized	$102,119	$97,484

Amounts Recognized in Statement of Financial Position:
Pension benefit obligations, net	$(102,340)	$(98,108)
Accumulated other comprehensive loss	204,459	195,592
Net amount recognized	$102,119	$97,484

The pension plan has been in a net under-funded position for the past several years, and as a result, the Company recognized an additional minimum pension liability on its balance sheet in accordance with ASC 715.  The pension plan’s unrecognized losses of $204.5 million and $195.6 million (excluding tax benefits of $17 million) at December 30, 2012, and January 1, 2012, respectively, have been recorded as a reduction to equity in accumulated other comprehensive loss on the Company’s consolidated balance sheets.

During fiscal 2012, the Company made contributions totaling $11.6 million to the pension plan. The Company previously made required contributions to the pension plan of $1.9 million in transition period 2011, $8.4 million in fiscal 2011, and $15.6 million in fiscal 2010. Based upon current actuarial projections and pension funding regulations, future minimum required contributions to the pension plan are estimated at $92.0 million, of which approximately $20.4 million is scheduled to be contributed during fiscal 2013.  The net present value of the future required minimum contributions , discounted at 3.50%, is estimated at $81.8 million. Required contributions after fiscal 2013 are subject to change and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the pension plan.

Weighted average assumptions used to determine benefit cost and benefit obligation for the pension plan follow:

Index

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
Discount rate used to determine benefit obligation	3.50%	4.05%	5.15%	5.10%
Discount rate used to determine benefit cost	4.05%	5.15%	5.10%	6.25%
Expected return on plan assets	8.25%	8.25%	8.50%	8.50%
Measurement date for pension benefit obligations	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010

The Company's expected rate of return on plan assets is determined in part by reviewing past actual investment returns of plan assets and historical returns of the Company's asset allocation targets. In addition, management reviews assessments of the current market environment based on a variety of data sources by asset class, including correlations between economic growth, volatility, risk, return rates, interest rates, and inflation, applied to a number of different time periods, seeking time periods that are most representative of current markets. In reviewing these assessments, management relies in part on input from the Company's independent investment manager and actuaries, who provide asset-liability modeling and other advice services which simulate how pension assets and liabilities will respond under different investment and interest rate scenarios. These models incorporate the Company's specific liability and cash flow information as well as other factors that influence the pension plan liability and corresponding assets. In addition, management periodically evaluates actual returns against appropriate benchmarks to determine if actual return rates were commensurate with expectations. Based on the Company's analysis of past actual return rates, current and expected asset allocations, and future expectations of asset performance, the long-term expected rate of return on assets was reduced to 7.75% for cost recognition purposes for fiscal 2013 from the expected return rate of 8.25% that was used in fiscal year 2012.

The Company has adopted an investment policy which is periodically reviewed and updated. The primary objective of the investment policy is to maximize the funded status of the pension plan based on a long-term investment horizon. The Company's long-term strategic investment objectives take into consideration a number of factors, including the funded status of the plan, the plan's projected liquidity needs, the demographics of the plan's participants, and a consideration of the probability and duration of investment losses weighted against the potential for long-term appreciation of assets.

The Company's investment policy also establishes asset allocation targets (guidelines) for each primary asset class. The asset allocation targets per the Company's most recently adopted investment policy statement are as follows:

Asset Class	Target Allocation
Equity	45% to 65%
Fixed income	15% to 30%
Alternative investments	20% to 40%
Cash	0% to 5%

Rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the target allocations. Generally these divergences should be of a short-term nature, and rebalancing may be necessary. Investments are diversified within asset classes with the intent of minimizing risk of large losses to the pension plan while maintaining liquidity sufficient to fund current benefit payments.

The U.S equity holdings portion of the portfolio consists primarily of equity securities or mutual funds of companies listed on registered exchanges or actively traded in the over-the-counter markets. International equity holdings consist primarily of equity securities of non-U.S. issuers purchased in foreign markets, on U.S. or foreign exchanges, or the over-the-counter markets. The strategy for equity holdings is to provide opportunities to earn higher rates of return than with fixed income investments, while minimizing concentrations of risk by investing in a diversified mix of companies and industries worldwide, with varying market capitalization levels, growth and value profiles, fund types, and fund managers.

Core fixed income holdings include fixed income securities rated investment grade or better, such as bonds and debentures issued by domestic and foreign private and governmental issuers, as well as high-yield fixed income securities rated below investment grade. The fixed income investment strategy includes longer term maturities which match longer duration pension liabilities, and also includes the higher yield alternatives which are shorter in duration and allow for higher potential returns. The emerging market debt portion of the portfolio consists primarily of debt securities rated below investment grade of

Index

government and corporate issuers in emerging market countries and of entities organized to restructure outstanding debt of such issuers. The primary strategy for investing in emerging market debt is to provide opportunities to earn higher returns than core fixed income.

Limited partnership holdings consist primarily of investments in hedge funds and private investment funds. The portfolio may be allocated across several hedge fund styles and strategies, and may include equity securities, debt securities, asset-backed securities, exchange-traded funds, and derivatives. Investments in limited partnerships provide opportunities to earn above market returns.

The fair values of pension plan assets as of December 30, 2012, are as follows:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Plan Assets	December 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$—	$—	$—	$—
Equity holdings:
U.S. large cap	43,759	43,759	—	—
U.S. small cap	4,087	4,087	—	—
International equity	25,185	25,185	—	—
Total equity holdings	73,031	73,031	—	—
Fixed income holdings:
Core fixed income	19,618	—	19,618	—
Emerging market debt	5,130	—	5,130	—
Total fixed income holdings	24,748	—	24,748	—
Limited partnership holdings	30,138	—	30,138	—
Total pension plan assets	$127,917	$73,031	$54,886	$—

     The fair values of pension plan assets as of January 1, 2012, are as follows:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Plan Assets	January 1, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2	$2	$—	$—
Equity holdings:
U.S. large cap	39,615	39,615	—	—
U.S. small cap	12,030	12,030	—	—
International equity	16,412	16,412	—	—
Total equity holdings	68,059	68,059	—	—
Fixed income holdings:
Core fixed income	19,441	—	19,441	—
Emerging market debt	2,933	—	2,933	—
Total fixed income holdings	22,374	—	22,374	—
Limited partnership holdings	28,911	—	—	28,911
Total pension plan assets	$119,344	$68,059	$22,374	$28,911

Pension plan assets do not include any shares of Company common stock as of December 30, 2012, or at January 1, 2012.

Index

The Company uses the market approach in determining the fair value of pension assets, which uses observable prices and other information generated by market transactions involving identical or comparable assets. Cash is valued at cost, which approximates fair value.

The valuation of level 1 assets reflects quoted closing market prices from the exchanges where the securities are actively traded.

Level 2 assets are valued using observable inputs for similar assets in active markets, or identical assets in inactive markets. Debt securities categorized as level 2 assets are generally valued based on independent broker/dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings.

Level 3 assets are fund investments in private companies, and are typically valued using entity-specific inputs, including discounted cash flow analysis, earnings multiple approaches, recent transactions, volatilities, and other factors.

The fair value of the Company's pension plan investments in limited partnership holdings has been estimated using the net asset value per share of the investment as a practical expedient. Investments in limited partnerships were categorized as level 3 investments at January 1, 2012, due to lock-up provisions which prohibited the sale of the Company's interest in these investments for specified periods of time. These lockup provisions have since expired, and the investments in limited partnerships can now be redeemed at net asset value in the near term (within three to six months). As a result, the investments in limited partnerships have been reclassified from level 3 assets at January 1, 2012, to level 2 assets at December 30, 2012.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 30, 2012, and January 1, 2012:

	December 30, 2012	January 1, 2012
Balance, beginning of period	$28,911	$30,291
Depreciation in the fair market value of plan assets	—	(1,380)
Reclassification of assets to level 2	(28,911)	—
Balance, end of period	$—	$28,911

Expected future benefit payments under the pension plan by fiscal year are as follows (in $ thousands):

Fiscal	Benefit
Year	Payment
2013	$13,179
2014	13,558
2015	13,245
2016	13,531
2017	13,389
2018-2022	67,608

In addition to the pension plan, the Company maintains a defined contribution savings plan (“401k plan”) for eligible employees.  Contributions made by the Company to the 401k plan during fiscal 2012 were $449. Contributions made by the Company to the 401k plan during transition period 2011 were $232, and were $200 and $184 for fiscal years 2011 and 2010, respectively.

Index

13.  Warranties

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

Changes in the warranty reserve for fiscal year 2012 and transition period 2011 follow:

	December 30, 2012	January 1, 2012
Balance at beginning of period	$689	$579
Amounts charged to (included in) earnings, net	(255)	309
Use of reserve for warranty obligations	(64)	(199)
Balance at end of period	$370	$689

14.  Supplemental Cash Flow Information

Changes in operating assets and liabilities of continuing operations follow:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
Fiscal period ended	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
(Increase) decrease in accounts receivable	$906	$1,498	$(1,801)	$(4,838)
(Increase) decrease in inventories	(1,163)	624	(4,044)	2,332
(Increase) decrease in prepaids and other current assets	222	(402)	54	762
(Increase) decrease in other assets	226	343	460	131
Increase (decrease) in accounts payable	(1,339)	2,290	2,196	4,171
Increase (decrease) in accrued liabilities	(305)	(1,253)	3,875	(1,728)
Increase (decrease) in operating assets and liabilities	$(1,453)	$3,100	$740	$830
Cash paid for interest and paid (refunded) for income taxes :
Interest	$—	$—	$—	$—
Income taxes	$429	$139	$(100)	$323

15.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 30, 2012	January 1, 2012
Unrecognized pension plan liabilities, net of $17,000 income tax benefit	$(187,459)	$(178,592)
Foreign currency translation adjustments	871	739
Accumulated other comprehensive loss	$(186,588)	$(177,853)

Index

16.  Business Segment and Geographic Information

The Company currently operates within a single business segment, digital power control systems, and sells its products primarily to large original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.  The Company does not have any single customer whose purchases represented 10% or more of the Company’s total revenue in fiscal year 2012.

Information with respect to the Company's foreign subsidiaries follows:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
For the fiscal period	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
Sales	$7,164	$3,930	$6,593	$7,446
Income from operations	447	305	341	207
Identifiable assets	6,553	5,665	5,200	5,151
Capital expenditures	—	—	—	—
Depreciation and amortization	26	23	53	65

Sales by foreign subsidiaries include sales of products to customers within the U.S.

Export sales from the United States were $6,698 during fiscal 2012, $3,327 during transition period 2011, and were $5,624 and $3,747 in fiscal years 2011 and 2010, respectively.

17.  Quarterly Results (unaudited)

The supplementary financial information presented below provides quarterly financial data for fiscal year 2012, the six-month transition period 2011, and for fiscal year 2011.

Fiscal 2012 quarter ended	April 1, 2012	July 1, 2012	September 30, 2012	December 30, 2012
Net sales	$28,725	$29,001	$26,863	$29,685
Gross profit	10,641	10,155	9,670	9,378
Income (loss) from operations	2,451	2,540	1,891	1,140
Income (loss) from continuing operations before income taxes	2,451	2,540	1,891	1,140
Provision for income taxes	276	267	231	322
Income (loss) from continuing operations	2,175	2,273	1,660	818
Income (loss) from discontinued operations	4,706	946	(159)	204
Net income (loss)	$6,881	$3,219	$1,501	$1,022

Earnings per common share - basic:
Income (loss) from continuing operations	$0.69	$0.72	$0.52	$0.26
Income (loss) from discontinued operations	$1.49	$0.30	$(0.05)	$0.06
Net income (loss)	$2.18	$1.02	$0.47	$0.32

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.68	$0.70	$0.51	$0.25
Income (loss) from discontinued operations	$1.46	$0.29	$(0.05)	$0.06
Net income (loss)	$2.14	$0.99	$0.46	$0.31

Index

Transition Period 2011 quarter ended	October 2, 2011	January 1, 2012
Net sales	$29,220	$29,501
Gross profit	9,812	10,521
Income (loss) from operations	2,250	2,630
Income (loss) from continuing operations before income taxes	2,250	2,630
Provision for income taxes	284	265
Income (loss) from continuing operations	1,966	2,365
Income (loss) from discontinued operations	(232)	193
Net income (loss)	$1,734	$2,558

Earnings per common share - basic:
Income (loss) from continuing operations	0.63	0.75
Income (loss) from discontinued operations	(0.07)	0.06
Net income (loss)	0.56	0.81

Earning per common share - diluted:
Income (loss) from continuing operations	0.61	0.74
Income (loss) from discontinued operations	(0.07)	0.06
Net income (loss)	0.54	0.80

Fiscal 2011 quarter ended	October 3, 2010	January 2, 2011	April 3, 2011	July 3, 2011
Net sales	$24,877	$26,066	$27,831	$31,058
Gross profit	7,544	8,470	8,744	10,399
Income (loss) from operations	934	1,392	1,482	1,638
Income (loss) from continuing operations before income taxes	935	1,392	1,482	1,638
Provision for income taxes	272	15	241	102
Income (loss) from continuing operations	663	1,377	1,241	1,536
Income (loss) from discontinued operations	(392)	(141)	(270)	(351)
Net income (loss)	$271	$1,236	$971	$1,185

Earnings per common share - basic:
Income (loss) from continuing operations	$0.21	$0.44	$0.40	$0.49
Income (loss) from discontinued operations	$(0.12)	$(0.05)	$(0.09)	$(0.11)
Net income (loss)	$0.09	$0.39	$0.31	$0.38

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.21	$0.44	$0.39	$0.48
Income (loss) from discontinued operations	$(0.12)	$(0.05)	$(0.09)	$(0.11)
Net income (loss)	$0.09	$0.39	$0.30	$0.37

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Magnetek had no disagreements with its independent accountants in fiscal year 2012 with respect to accounting and financial disclosure, and has not changed its independent accountants during the three most recent fiscal periods.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012, the end of our 2012 fiscal year.  Our management’s assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 30, 2012, the end of our fiscal year.  This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

(c) Changes in Controls and Procedures

No change in internal control over financial reporting occurred during the period ended December 30, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No other information is required to be reported for matters not disclosed on Form 8-K during the fiscal year ended December 30, 2012.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2013 Proxy Statement entitled “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” “Standing Committees of the Board” and by reference to Part I of this Annual Report on Form 10-K under the heading “Supplemental Information – Executive Officers of the Company.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2013 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables, narrative and notes relating to Executive and Director compensation, “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested for Fiscal tear Table,” “Pension Benefits for Fiscal Year Table,” “Employment, Severance and Change in Control Agreements and Other Arrangements Table,” “Director Compensation for Fiscal Year Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2013 Proxy Statement entitled “Equity Compensation Plan Information Table” and “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2013 Proxy Statement entitled “Proposal 1 – Election of Directors,” “Relationships and Related Transactions,” and “Corporate Governance Principles.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2013 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial statements - see Part II, Item 8

2.	Financial statement Schedule II - Valuation and Qualifying Accounts

3.	Exhibits - see exhibit index below

The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference.  Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

Exhibit No.	Note	Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Company, effective as of March 12, 2012.
3.2	(2)	Magnetek, Inc. Amended and Restated By-Laws.
4.4	(5)	Rights Agreement, dated as of April 30, 2003, by and between the Company and The Bank of New York, as Rights Agent.
4.5	(4)	Agreement for Registration Rights, dated as of September 15, 2003, by and between the Company and SEI Private Trust Company.
10.1	(6)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.2	(7)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.3	(8)	Settlement Agreement and Release, dated as of April 27, 2007, by and between the Company and Samsung Electro-Mechanics Co., Ltd.
10.4	(9)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.5	(10)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.6	(11)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.7	(12)	Industrial Building Lease (Net) dated as of November 26, 2006, and Amendment of Industrial Building Lease (Net) dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.8(a)	(13)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.8(b)	(14)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.8(c)	(15)	Second Amendment to Credit Agreement dated effective as of February 19, 2010 by and between the Company and Associated Bank, N.A.
10.8(d)	(16)	Third Amendment to Credit Agreement dated effective as of December 9, 2010, by and between the Company and Associated Bank, N.A.
10.8(e)	(17)	Fourth Amendment to Credit Agreement dated effective as of December 15, 2011, by and between the Company and Associated Bank, N.A.
10.9*	(18)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.10*	(4)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.11*	(19)	Form of Change of Control Agreement for named executive officers Peter M. McCormick and Marty J. Schwenner effective as of December 21, 2010.
10.12*	(1)	Form of Retention Agreement for named executive officer Hungsun S. Hui effective as of February 24, 2009.

Index

10.13*	(1)	Form of Retention Agreement for named executive officer Scott S. Cramer effective as of March 1, 2010.
10.14*	(19)	Form of Retention Agreement for named executive officer Michael J. Stauber effective as of February 28, 2011.
10.15*	(20)	Transition, Separation and Complete Release Agreement by and between the Company and Jolene A. Shellman, dated as of March 2, 2010.
10.16(a)*	(21)	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).
10.16(b)*	(22)	First Amendment to the 2004 Plan.
10.16(c)*	(23)	Form of Restricted Stock Award Agreement Pursuant to the 2004 Plan.
10.16(d)*	(23)	Form of Non-Qualified Stock Option Agreement Pursuant to the 2004 Plan.
10.16(e)*	(24)	Form of Non-Qualified Stock Option Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(f)*	(24)	Form of Non-Qualified Stock Option Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(g)*	(24)	Form of Restricted Stock Award Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(h)*	(24)	Form of Restricted Stock Award Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(i)*	(25)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
10.17*	(26)	Amended and Restated 2010 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.18*	(22)	Magnetek, Inc. Director Compensation and Deferral Investment Plan.
10.19	(27)	Security Agreement dated September 14, 2012 between Magnetek, Inc. and the Pension Benefit Guaranty Corporation.
21.1	**	Subsidiaries of the Registrant as of December 30, 2012.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.
*	Indicates a management contract or compensatory plan or arrangement
**	Filed with this Form 10-K.
(1)	Previously filed with Form 10-K for Transition Period ended January 1, 2012, and incorporated herein by this reference.
(2)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(3)	Reserved
(4)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(5)	Previously filed with Form 8-K filed May 12, 2003, and incorporated herein by this reference.
(6)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed February 5, 2008, and incorporated herein by this reference.
(8)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(9)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(10)	Previously filed with Form 8-K filed June 13, 2008, and incorporated herein by this reference.
(11)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference.
(12)	Previously filed with Form 8-K filed August 23, 2007, and incorporated herein by this reference
(13)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(14)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(15)	Previously filed with Form 8-K filed February 22, 2010, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K filed December 13, 2010, and incorporated herein by this reference.
(17)	Previously filed with Form 8-K filed December 19, 2011, and incorporated herein by this reference.
(18)	Previously filed with Form 10-Q for Quarter ended December 31, 2002, and incorporated herein by this reference.
(19)	Previously filed with Form 10-Q for quarter ended April 3, 2011, and incorporated herein by this reference.
(20)	Previously filed with Form 8-K filed March 3, 2010, and incorporated herein by this reference.

Index

(21)	Previously filed with Company's Proxy Statement dated September 6, 2009, for the 2009 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(22)	Previously filed with Company's Proxy Statement dated September 19, 2011, and incorporated herein by this reference.
(23)	Previously filed with Form 10-Q for quarter ended December 27, 2009, and incorporated herein by this reference.
(24)	Previously filed with Form 10-Q for quarter ended October 3, 2010, and incorporated herein by this reference.
(25)	Previously filed with Form 10-K for Fiscal Year ended June 27, 2010, and incorporated herein by this reference.
(26)	Previously filed with Company's Proxy Statement dated September 20, 2010, for the 2010 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(27)	Previously filed with Form 8-K filed September 19, 2012 and incorporated herein by this reference.

Index

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

______________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Menomonee Falls, State of Wisconsin, on the 22nd day of March, 2013.

MAGNETEK, INC.

By:	/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 22, 2013
	Marty J. Schwenner	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	March 22, 2013
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	March 22, 2013
David A. Bloss, Sr.
/s/ YON Y. JORDEN	Director	March 22, 2013
Yon Y. Jorden
/s/ ALAN B. LEVINE	Director	March 22, 2013
Alan B. Levine
/s/ DAVID P. REILAND	Director	March 22, 2013
David P. Reiland
/s/ PETER M. MCCORMICK	Director, President and Chief Executive Officer	March 22, 2013
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 22, 2013
Marty J. Schwenner	(Principal Financial Officer)
/s/ MICHAEL J. STAUBER	Vice President and Corporate Controller	March 22, 2013
Michael J. Stauber	(Principal Accounting Officer)

Index

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED JUNE 27, 2010, JULY 3, 2011, JANUARY 1, 2012, AND DECEMBER 30, 2012
(amounts in thousands)

	Balance at beginning of year	Additions charged (recoveries added) to earnings	Deductions from allowance	Other	Balance at end of year
June 27, 2010
Allowance for doubtful accounts	$283	$66	$(102)	$2	$249
July 3, 2011
Allowance for doubtful accounts	$249	$29	$(24)	$1	$255
January 1, 2012
Allowance for doubtful accounts	$255	$(6)	$(42)	$(1)	$206
December 30, 2012
Allowance for doubtful accounts	$206	$13	$—	$—	$219

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of December 30, 2012 and January 1, 2012, the year and six months then ended, respectively, and each of the two years in the period ended July 3, 2011, and have issued our report thereon dated March 22, 2013 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 22, 2013