Form 10-K/A
period 2012-12-30
MAGNETEK, INC.
filed 2013-03-26
CIK 751085

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

EXPLANATORY NOTE

This Amendment No. 1 to the Magnetek, Inc. (the “Company” or the “Registrant”) Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which was originally filed with the Securities and Exchange Commission on March 22, 2013 (the “Original Filing”), is being filed to correct Exhibits 31.1, 31.2, and 32.1. These exhibits were included in the Original Filing with the term “transition report,” which term has been replaced in the exhibits attached to this filing with the term “annual report.”

Except as described above, this Amendment No. 1 does not change any of the information contained in the Original Filing. Further, this Form 10-K/A does not reflect events after the Original Filing or modify or update the disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Note	Description of Exhibit
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

**    Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Menomonee Falls, State of Wisconsin, on the 26th day of March, 2013.

MAGNETEK, INC.

By:	/s/ Marty J. Schwenner
Marty J. Schwenner Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	March 26, 2013
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	March 26, 2013
David A. Bloss, Sr.
/s/ YON Y. JORDEN	Director	March 26, 2013
Yon Y. Jorden
/s/ ALAN B. LEVINE	Director	March 26, 2013
Alan B. Levine
/s/ DAVID P. REILAND	Director	March 26, 2013
David P. Reiland
/s/ PETER M. MCCORMICK	Director, President and Chief Executive Officer	March 26, 2013
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 26, 2013
Marty J. Schwenner	(Principal Financial Officer)
/s/ MICHAEL J. STAUBER	Vice President and Corporate Controller	March 26, 2013
Michael J. Stauber	(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description of Exhibit
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

**    Filed with this Form 10-K/A.