Form 10-Q
period 2013-03-31
MAGNETEK, INC.
filed 2013-05-10
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2013

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
Yes [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of May 1, 2013, was 3,220,002 shares.

FISCAL YEAR 2013 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) March 31, 2013	(13 Weeks) April 1, 2012
Net sales	$25,059	$28,725
Cost of sales	16,917	18,084
Gross profit	8,142	10,641

Operating expenses:
Research and development	926	990
Pension expense	1,560	1,675
Selling, general and administrative	4,850	5,525
Total operating expenses	7,336	8,190

Income from continuing operations before income taxes	806	2,451

Provision for income taxes	261	276
Income from continuing operations	545	2,175

Income (loss) from discontinued operations, net of tax	(73)	4,706

Net income (loss)	$472	$6,881

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.17	$0.69
Income (loss) from discontinued operations	(0.02)	1.49
Net income (loss) per common share	$0.15	$2.18

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.16	$0.68
Income (loss) from discontinued operations	(0.02)	1.46
Net income (loss) per common share	$0.14	$2.14

Weighted average shares outstanding:
Basic	3,213	3,162
Diluted	3,267	3,222

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income	$472	$6,881
Change in unrecognized pension liability	2,161	2,000
Change in currency translation adjustments	(187)	115
Comprehensive income	$2,446	$8,996

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	March 31, 2013	December 30, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$25,397	$28,706
Restricted cash	262	262
Accounts receivable, net	14,754	15,833
Inventories	16,126	14,868
Prepaid expenses and other current assets	731	710
Total current assets	57,270	60,379

Property, plant and equipment	22,886	22,760
Less: accumulated depreciation	20,066	19,905
Net property, plant and equipment	2,820	2,855

Goodwill	30,468	30,485
Other assets	5,049	5,096
Total Assets	$95,607	$98,815

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,382	$11,954
Accrued liabilities	5,061	6,097
Total current liabilities	16,443	18,051

Pension benefit obligations, net	97,882	102,340
Other long term obligations	1,078	1,095
Deferred income taxes	8,434	8,204

Commitments and contingencies

Stockholders’ deficit
Common stock	32	32
Paid in capital in excess of par value	141,924	141,725
Retained earnings	14,428	13,956
Accumulated other comprehensive loss	(184,614)	(186,588)
Total stockholders' deficit	(28,230)	(30,875)

Total Liabilities and Stockholders' Deficit	$95,607	$98,815

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks) March 31, 2013	(13 Weeks) April 1, 2012
Cash flows from operating activities:
Net income	$472	$6,881

(Income) loss from discontinued operations	73	(4,706)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	175	216
Amortization of intangible assets	13	13
Stock based compensation expense	119	210
Pension expense	1,560	1,675
Deferred income tax provision	230	230
Changes in operating assets and liabilities	(1,838)	(3,766)
Cash contribution to pension fund	(3,857)	—
Net cash provided by (used in) operating activities - continuing operations	(3,053)	753
Net cash provided by (used in) operating activities - discontinued operations	(193)	4,804
Net cash provided by (used in) operating activities	(3,246)	5,557

Cash flows from investing activities:
Capital expenditures	(142)	(476)
Net cash provided by (used in) investing activities - continuing operations	(142)	(476)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(142)	(476)

Cash flow from financing activities:
Proceeds from issuance of common stock	89	84
Purchase and retirement of treasury stock	(9)	(19)
Principal payments under capital lease obligations	(1)	(1)
Net cash provided by (used in) financing activities - continuing operations	79	64
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	79	64

Net increase (decrease) in cash	(3,309)	5,145
Cash at the beginning of the period	28,706	20,594
Cash at the end of the period	$25,397	$25,739

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three-month periods ended March 31, 2013, and April 1, 2012. Results for the three months ended March 31, 2013, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

In August 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 to the Sunday nearest to December 31, which was effective as of January 2, 2012. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three-month periods ended March 31, 2013 and April 1, 2012 each contained 13 weeks.

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
Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on March 31, 2013.

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

In January 2012, the Company entered into a settlement agreement with Kirkland & Ellis LLP ("K&E"). Magnetek and K&E were involved in lawsuits in federal and state courts in Illinois in connection with K&E's representation of Magnetek in a patent infringement matter related to the Company's divested lighting business. Under terms of the settlement agreement, all outstanding claims were settled and released, and the state and federal court proceedings were dismissed with prejudice in consideration of K&E making a payment to Magnetek of $5 million. The Company received full payment from K&E and both the federal proceeding and the Illinois Supreme Court proceeding were dismissed in January 2012. The impact of the settlement agreement is reflected in the Company's results of discontinued operations for the three months ended April 1, 2012.

The condensed consolidated balance sheet as of March 31, 2013, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	March 31, 2013	December 30, 2012
Raw materials and stock parts	$10,278	$9,754
Work-in-process	1,468	1,554
Finished goods	4,380	3,560
	$16,126	$14,868

4.	Commitments and Contingencies

Litigation—Product Liability

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In

November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately 2.6 million Euros (approximately US$3.4 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On February 22, 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. On August 2, 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 9.5 million Euros (approximately US$12.3 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.6 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.5 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant and salary reduction. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012. The Company believes the appeal and the claims raised in the appeal are without merit and intends to vigorously oppose it.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first quarter of fiscal year 2013.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first quarter of fiscal year 2013. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
Bridgeport, Connecticut Facility
In 1986, the Company acquired the stock of Universal Manufacturing Corporation (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify the Company against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. The Company's leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of the Company's transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and the Company filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. The Company believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, the Company and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. The Company further believes that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.6 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of March 31, 2013.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2013, and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
Numerator:
Income from continuing operations	$545	$2,175
Income (loss) from discontinued operations	(73)	4,706
Net income	$472	$6,881

Denominator:
Weighted average shares - basic earnings per share	3,213	3,162
Add dilutive effect of stock based compensation	54	60
Weighted average shares - diluted earnings per share	3,267	3,222

Income (loss) per share - basic:
Continuing operations	$0.17	$0.69
Discontinued operations	$(0.02)	$1.49
Net income per share	$0.15	$2.18

Income (loss) per share - diluted:
Continuing operations	$0.16	$0.68
Discontinued operations	$(0.02)	$1.46
Net income per share	$0.14	$2.14

Outstanding options to purchase 171 thousand and 179 thousand shares of common stock as of March 31, 2013, and April 1, 2012, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended March 31, 2013, and April 1, 2012, are as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Balance, beginning of fiscal year	$370	$657
Changes in product warranties charged to earnings	154	80
Use of reserve for warranty obligations	(165)	(79)
Balance, end of period	$359	$658

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended March 31, 2013, and April 1, 2012, follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Interest cost	$1,957	$2,125
Expected return on plan assets	(2,558)	(2,450)
Recognized net actuarial losses	2,161	2,000
Total net pension expense	$1,560	$1,675

The Company made a $3.9 million contribution to its pension plan assets in the first three months of fiscal 2013. In April 2013, subsequent to the end of the first quarter, the Company made an additional contribution to its pension plan assets in an amount of $4.4 million. The Company expects to make further contributions totaling $12.0 million to its pension plan in the second half of fiscal 2013.

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

The Company’s provision for income taxes for each of the three-month periods ended March 31, 2013, and April 1, 2012, includes $230 of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

There were no amounts outstanding on the amended revolving facility as of March 31, 2013.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the quarter ended March 31, 2013, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$871	$(187,459)	$(186,588)
Other comprehensive income (loss) before reclassifications	(187)	—	(187)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	2,161	2,161
Balance, end of period	$684	$(185,298)	$(184,614)

The amount reclassified out of accumulated other comprehensive income (loss) reported in the table above is comprised entirely of actuarial losses related to the Company's defined benefit pension plan, and is included in the computation of periodic pension expense (see Note 7 of Notes to Condensed Consolidated Financial Statements). There is no tax effect on any of the amounts included in the table above.

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
Our product offerings for material handling applications include innovative power control systems, radio remote controls, and braking, collision avoidance, and electrification subsystems, sold primarily to original equipment manufacturers ("OEMs") of overhead cranes and hoists. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions. A primary driver of our growth in this market is our ability to improve our customers' operations and provide them with quantifiable, and in many cases, significant returns on invested capital.
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
Our product offerings for mining applications include drives used mainly in the underground coal mining industry. We have been a leading supplier of DC digital motion control systems to underground coal mining equipment manufacturers for over 30 years. We believe that global energy needs will continue to grow significantly for the foreseeable future, and part of that need will continue to be met by traditional coal-based sources. In addition, we intend to develop and introduce new products for hard rock and surface mining applications in an effort to reduce our reliance on the coal industry.
More recently, we developed and marketed power inverters for renewable energy applications, primarily for use in wind turbines. These inverters convert DC power from renewable energy sources such as wind to utility-grade AC power. Challenging conditions have persisted in renewable energy markets for the past several years, and these markets have been characterized by rapidly changing product requirements, high levels of investment, and declining sales and profitability. We responded to the decline in our renewable energy sales by reducing our cost structure throughout fiscal year 2012, and we wrote down the value of our assets in that part of our business in the fourth quarter of fiscal 2012. Going forward, we intend to continue to support our existing installed based of inverters, but we don't intend to pursue new business opportunities in renewable energy, as we believe we have better growth opportunities in our traditional served markets.
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

While our 2013 first quarter sales decreased 13% from the comparable period last year, the majority of the decline was due to lower sales of wind power inverters and products for mining applications. Given the decline in sales, our first quarter 2013 gross profit and income from operations also declined year-over-year. In addition, our cash balances decreased during the first quarter of 2013, due mainly to a $3.9 million contribution to our defined benefit pension plan.

Business conditions are mixed, and while the economy continues to grow at a slow rate, manufacturing activity appears to be moderating in the near term. We believe conditions will continue to be challenging in the first half of 2013, and should improve moderately in the second half of the year. Longer-term, we believe we can further grow our business by gaining share, by entering new markets, and by expanding geographically.

Macro-economic conditions remain dynamic and fragile. As a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. For the remainder of 2013, we intend to focus our development and marketing efforts on organic sales growth opportunities in our traditional served markets. In addition, we are executing actions to prudently expand our reach into new end markets and geographical areas, and intend to control our cost structure and reallocate resources from those parts of our business which are not growing.

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

Going forward, our results of discontinued operations may include additional costs incurred related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the divestiture of our telecom power systems (“TPS”) business, which was divested in 2008, and our power electronics business, which was divested in 2006.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year period ended December 30, 2012.

Results of Operations - Three Months Ended March 31, 2013, and April 1, 2012

Net Sales and Gross Profit

Net sales for the three months ended March 31, 2013, were $25.1 million, a decrease of 13% from the three months ended April 1, 2012, sales of $28.7 million.  The decrease in sales was primarily due to lower sales of products in mining markets, and lower sales of wind power inverters following our decision to no longer actively market our products in renewable energy markets. Sales of mining products and wind inverters are included in energy systems in the table below. Net sales by major market were as follows, in millions:

	Three Months Ended
	March 31, 2013		April 1, 2012
Material handling	$18.2	73%	$18.3	64%
Elevator motion control	5.9	23%	5.3	18%
Energy systems	1.0	4%	5.1	18%
Total net sales	$25.1	100%	$28.7	100%

Gross profit for the three months ended March 31, 2013, was $8.1 million, or 32.5% of sales, versus $10.6 million, or 37.0% of sales, for the three months ended April 1, 2012.  The decrease in gross profit as a percentage of sales for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, was mainly due to lower sales volume in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $0.9 million, or 3.7% of sales, for the three months ended March 31, 2013, comparable to R&D expense of $1.0 million, or 3.4% of sales, for the three months ended April 1, 2012.

Pension expense was $1.6 million and $1.7 million for the three months ended March 31, 2013 and April 1, 2012, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to a decrease in the interest expense component of pension expense.

Selling, general and administrative (“SG&A”) expense was $4.9 million (19.4% of sales) for the three months ended March 31, 2013, versus $5.5 million (19.2% of sales) for the three months ended April 1, 2012.  Selling expenses in the three months ended March 31, 2013, were $2.9 million, comparable to selling expenses of $3.0 million in the three months ended April 1, 2012. General and administrative (“G&A”) expense decreased to $2.0 million for the three months ended March 31, 2013, from $2.5 million for the three months ended April 1, 2012, mainly due to lower incentive compensation provisions and lower stock compensation expenses.

Income from Operations

Income from operations for the three months ended March 31, 2013, was $0.8 million compared to income from operations of $2.5 million for the three months ended April 1, 2012.  The decrease in income from operations for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, was mainly due to lower gross profit resulting from lower sales volume, partially offset by lower operating expenses in the three months ended March 31, 2013.

Interest Income

Interest income was negligible for the three months ended March 31, 2013 and April 1, 2012.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million for each of the three months ended March 31, 2013, and April 1, 2012.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $0.5 million for the three months ended March 31, 2013, or $0.16 per diluted share, compared to income from continuing operations of $2.2 million for the three months ended April 1, 2012, or $0.68 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the three months ended March 31, 2013, of $0.1 million, or a $0.02 loss per share on a diluted basis, compared to income from discontinued operations of $4.7 million, or $1.46 per share on a diluted basis, for the three months ended April 1, 2012.  Our income from discontinued operations in the three months ended April 1, 2012, includes a gain of $5.0 million from a settlement agreement to resolve a legal matter (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Net Income

Our net income was $0.5 million in the three months ended March 31, 2013, or $0.14 per diluted share, compared to net income of $6.9 million in the three months ended April 1, 2012, or $2.14 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance decreased approximately $3.3 million during the first three months of fiscal 2013, from $28.7 million at December 30, 2012, to $25.4 million at March 31, 2013.  Restricted cash balances remained unchanged during the first three months of fiscal 2013 at $0.3 million.   The primary source of cash during the first three months of fiscal 2013 was income from continuing operations of $0.5 million, which reflects non-cash charges aggregating $2.2 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary uses of cash in the first three months of fiscal 2013 included $3.9 million in contributions to our pension plan and a $1.8 million net increase in operating assets and liabilities, as inventories increased and current liabilities decreased. Inventories increased $1.3 million in the first quarter of fiscal 2013, mainly due to higher inventories for elevator products related to new product introductions and increased lead times for certain components. Accounts payable and other accrued liabilities decreased by $1.6 million during the first three months of fiscal 2013, due to volume-related decreases in trade accounts payable balances, as well as payment of incentive compensation amounts accrued as of December 30, 2012. We also consumed cash of $0.2 million for disbursements related to previously divested businesses and $0.1 million for capital expenditures.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2013 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition, and the general economy.

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

In December 2011, we entered into the most recent fourth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2013; (ii) increase the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2011, through March 31, 2013; and (iv) establish maximum cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement. There were no amounts outstanding on the amended revolving facility as of March 31, 2013.  We are currently in compliance with all covenants of the revolving facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $54 million from April 2008 through March 2013, funded by cash generated from operations and existing cash on hand.

Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $88 million, relatively significant given the Company's current size and cash flow. Estimated pension contributions for fiscal 2013 are projected at approximately $20 million in total, of which $3.9 million was contributed in the first quarter of fiscal 2013.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2012, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at March 31, 2013. However, we do have pension liabilities and pension funding obligations which vary as interest rates change. We used an average interest rate of 4.8% in determining our aggregate funding obligations of approximately $92 million, disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.  There were no material changes in the average interest rates used in determining our pension funding obligations during the first three months of fiscal 2013.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at March 31, 2013, or April 1, 2012.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2013; and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended March 31, 2013.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended March 31, 2013.

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

MAGNETEK, INC.
(Registrant)

Date:	May 10, 2013	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	May 10, 2013	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)