Form 10-Q
period 2013-06-30
MAGNETEK, INC.
filed 2013-08-14
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2013

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of August 2, 2013, was 3,224,445 shares.

FISCAL YEAR 2013 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2013

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) June 30, 2013	(13 Weeks) July 1, 2012
Net sales	$27,006	$29,001
Cost of sales	17,663	18,846
Gross profit	9,343	10,155

Operating expenses:
Research and development	781	955
Pension expense	1,560	1,675
Selling, general and administrative	5,529	4,985
Total operating expenses	7,870	7,615

Income from continuing operations before income taxes	1,473	2,540

Provision for income taxes	280	267
Income from continuing operations	1,193	2,273

Income (loss) from discontinued operations, net of tax	(28)	946

Net income	$1,165	$3,219

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.37	$0.72
Income (loss) from discontinued operations	(0.01)	0.30
Net income (loss) per common share	$0.36	$1.02

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.36	$0.70
Income (loss) from discontinued operations	(0.01)	0.29
Net income (loss) per common share	$0.35	$0.99

Weighted average shares outstanding:
Basic	3,221	3,168
Diluted	3,323	3,265

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks) June 30, 2013	(26 Weeks) July 1, 2012
Net sales	$52,065	$57,726
Cost of sales	34,580	36,930
Gross profit	17,485	20,796

Operating expenses:
Research and development	1,707	1,945
Pension expense	3,120	3,350
Selling, general and administrative	10,379	10,510
Total operating expenses	15,206	15,805

Income from continuing operations before income taxes	2,279	4,991

Provision for income taxes	541	543
Income from continuing operations	1,738	4,448

Income (loss) from discontinued operations, net of tax	(101)	5,652

Net income	$1,637	$10,100

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.54	$1.41
Income (loss) from discontinued operations	(0.03)	1.79
Net income (loss) per common share	$0.51	$3.20

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.53	$1.37
Income (loss) from discontinued operations	(0.03)	1.74
Net income (loss) per common share	$0.50	$3.11

Weighted average shares outstanding:
Basic	3,217	3,165
Diluted	3,307	3,251

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012
Net income	$1,165	$3,219	$1,637	$10,100
Change in unrecognized pension liability	2,161	2,000	4,322	4,000
Change in currency translation adjustments	(129)	(96)	(316)	19
Comprehensive income	$3,197	$5,123	$5,643	$14,119

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	6/30/2013	December 30, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$24,641	$28,706
Restricted cash	262	262
Accounts receivable, net	16,018	15,833
Inventories	14,037	14,868
Prepaid expenses and other current assets	461	710
Total current assets	55,419	60,379

Property, plant and equipment	22,916	22,760
Less: accumulated depreciation	20,223	19,905
Net property, plant and equipment	2,693	2,855

Goodwill	30,441	30,485
Other assets	4,889	5,096
Total Assets	$93,442	$98,815

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,026	$11,954
Accrued liabilities	4,664	6,097
Total current liabilities	15,690	18,051

Pension benefit obligations, net	92,855	102,340
Other long term obligations	1,020	1,095
Deferred income taxes	8,665	8,204

Commitments and contingencies

Stockholders’ deficit
Common stock	32	32
Paid in capital in excess of par value	142,169	141,725
Retained earnings	15,593	13,956
Accumulated other comprehensive loss	(182,582)	(186,588)
Total stockholders' deficit	(24,788)	(30,875)

Total Liabilities and Stockholders' Deficit	$93,442	$98,815

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks) June 30, 2013	(26 Weeks) July 1, 2012
Cash flows from operating activities:
Net income	$1,637	$10,100

(Income) loss from discontinued operations	101	(5,652)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	350	433
Amortization of intangible assets	27	27
Stock based compensation expense	306	399
Pension expense	3,120	3,350
Deferred income tax provision	461	460
Changes in operating assets and liabilities	(1,210)	(2,987)
Cash contribution to pension fund	(8,283)	(3,857)
Net cash provided by (used in) operating activities - continuing operations	(3,491)	2,273
Net cash provided by (used in) operating activities - discontinued operations	(515)	4,610
Net cash provided by (used in) operating activities	(4,006)	6,883

Cash flows from investing activities:
Capital expenditures	(193)	(614)
Net cash provided by (used in) investing activities - continuing operations	(193)	(614)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(193)	(614)

Cash flow from financing activities:
Proceeds from issuance of common stock	167	161
Purchase and retirement of treasury stock	(31)	(19)
Principal payments under capital lease obligations	(2)	(2)
Net cash provided by (used in) financing activities - continuing operations	134	140
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	134	140

Net increase (decrease) in cash	(4,065)	6,409
Cash at the beginning of the period	28,706	20,594
Cash at the end of the period	$24,641	$27,003

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2013, and July 1, 2012. Results for the six months ended June 30, 2013, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three- and six-month periods ended June 30, 2013 and July 1, 2012 each contained 13 weeks and 26 weeks, respectively.

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
Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on June 30, 2013.

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

The condensed consolidated balance sheet as of June 30, 2013, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  The results of discontinued operations for the three- and six-month periods ended July 1, 2012, include a gain of $1.1 million resulting from non-cash adjustments of liabilities related to previously owned businesses. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	6/30/2013	December 30, 2012
Raw materials and stock parts	$9,017	$9,754
Work-in-process	1,133	1,554
Finished goods	3,887	3,560
	$14,037	$14,868

4.	Commitments and Contingencies

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek

Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately 2.6 million Euros (approximately US$3.4 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On February 22, 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. On August 2, 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 6.7 million Euros (approximately US$8.9 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.7 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.6 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant and salary reduction. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012. The Company believes the appeal and the claims raised in the appeal are without merit and intends to vigorously oppose them.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first six months of fiscal year 2013.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal year 2013. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.6 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of June 30, 2013.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2013, and July 1, 2012:

	Three Months Ended		Six Months Ended
	6/30/2013	7/1/2012	June 30, 2013	July 1, 2012
Numerator:
Income from continuing operations	$1,193	$2,273	$1,738	$4,448
Income (loss) from discontinued operations	(28)	946	(101)	5,652
Net income	$1,165	$3,219	$1,637	$10,100

Denominator:
Weighted average shares - basic earnings per share	3,221	3,168	3,217	3,165
Add dilutive effect of stock based compensation	102	97	90	86
Weighted average shares - diluted earnings per share	3,323	3,265	3,307	3,251

Income (loss) per share - basic:
Continuing operations	$0.37	$0.72	$0.54	$1.41
Discontinued operations	$(0.01)	$0.30	$(0.03)	$1.79
Net income per share	$0.36	$1.02	$0.51	$3.20

Income (loss) per share - diluted:
Continuing operations	$0.36	$0.70	$0.53	$1.37
Discontinued operations	$(0.01)	$0.29	$(0.03)	$1.74
Net income per share	$0.35	$0.99	$0.50	$3.11

Outstanding options to purchase 105 thousand and 178 thousand shares of common stock as of June 30, 2013, and July 1, 2012, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended June 30, 2013, and July 1, 2012, are as follows:

	Six Months Ended
	6/30/2013	7/1/2012
Balance, beginning of fiscal year	$370	$689
Changes in product warranties charged to earnings	286	130
Use of reserve for warranty obligations	(310)	(107)
Balance, end of period	$346	$712

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and six-month periods ended June 30, 2013, and July 1, 2012, follows:

	Three Months Ended		Six Months Ended
	6/30/2013	7/1/2012	June 30, 2013	July 1, 2012
Interest cost	$1,957	$2,125	$3,914	$4,250
Expected return on plan assets	(2,558)	(2,450)	(5,116)	(4,900)
Recognized net actuarial losses	2,161	2,000	4,322	4,000
Total net pension expense	$1,560	$1,675	$3,120	$3,350

The Company made a $3.9 million contribution to its pension plan assets in the first three months of fiscal 2013. In the second fiscal quarter, the Company made an additional contribution to its pension plan assets in an amount of $4.4 million. The Company expects to make further contributions totaling $12.0 million to its pension plan in the second half of fiscal 2013.

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

The Company’s provision for income taxes for each of the three-month periods ended June 30, 2013, and July 1, 2012, includes $231 and $230, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The Company’s provision for income taxes for the six-month periods ended June 30, 2013, and July 1, 2012, includes $461 and $460, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill. The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

On June 7, 2013, the Company and Associated Bank entered into the most recent fifth amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2014; (ii) retain the commitment amount of Associated Bank at $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that can be contributed to the Company's defined benefit pension plan for the term of the agreement.

There were no amounts outstanding on the amended revolving facility as of June 30, 2013.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2013, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$871	$(187,459)	$(186,588)
Other comprehensive income (loss) before reclassifications	(316)	—	(316)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	4,322	4,322
Balance, end of period	$555	$(183,137)	$(182,582)

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
We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing markets for digital power-based systems, seeking to increase our market share, enter new markets, and expand our current business model geographically.

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 10% on a year-over year basis, to achieve and maintain 35% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our growth initiatives, our operations and our obligations.

While our 2013 second quarter sales decreased 7% from the comparable period last year, the majority of the decline was due to lower sales of wind power inverters and products for mining applications. Given the decline in sales, our second quarter 2013 gross profit and income from operations also declined year-over-year. However, second quarter sales of products with material handling and elevator applications increased year-over-year by 7% and 11%, respectively. As a result, our second quarter sales increased 8% sequentially over the first quarter of fiscal 2013, and our after-tax net income from continuing operations more than doubled sequentially to $1.2 million in the second quarter as compared to the first quarter of fiscal 2013. Our cash balances decreased by $0.8 million to $24.6 million as of the end of the second quarter of 2013, due mainly to a $4.4 million contribution to our defined benefit pension plan.

Business conditions remain mixed, and manufacturing growth rates appear to be moderating in the U.S. in the near term, while the overall U.S. economy continues to grow at a slow rate. We believe this slow growth environment will continue for the remainder of fiscal 2013, and that our operating results should improve moderately in the second half of the year both in terms of sales and profitability. Longer-term, we believe we can further grow our business by gaining share, by entering new markets, and by expanding geographically.

Macro-economic conditions remain dynamic and fragile. As a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. For the remainder of 2013, we intend to focus our development and marketing efforts on organic sales growth opportunities in our traditional served markets. In addition, we are executing actions to prudently expand our reach into new end markets and geographical areas, and intend to control our cost structure and reallocate resources from those parts of our business which are not growing to those areas where we have the best growth opportunities.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year year ended December 30, 2012.

Results of Operations - Three Months Ended June 30, 2013, and July 1, 2012

Net Sales and Gross Profit

Net sales for the three months ended June 30, 2013, were $27.0 million, a decrease of 7% from the three months ended July 1, 2012, sales of $29.0 million.  The decrease in sales was primarily due to lower sales of products in mining markets, and lower sales of wind power inverters following our decision to no longer actively market our products in renewable energy markets, partially offset by higher sales into material handling and elevator markets. Sales of our mining products and wind inverters comprise our energy systems sales in the table below. Net sales by major market were as follows, in millions:

	Three Months Ended
	June 30, 2013		July 1, 2012
Material handling	$20.2	75%	$18.9	65%
Elevator motion control	5.8	21%	5.3	18%
Energy systems	1.0	4%	4.8	17%
Total net sales	$27.0	100%	$29.0	100%

Gross profit for the three months ended June 30, 2013, was $9.3 million, or 34.6% of sales, versus $10.2 million, or 35.0% of sales, for the three months ended July 1, 2012.  The decrease in gross profit as a percentage of sales for the three months ended June 30, 2013, as compared to the three months ended July 1, 2012, was mainly due to lower sales volume into mining and renewable energy markets in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense decreased to $0.8 million, or 2.9% of sales, for the three months ended June 30, 2013, compared to R&D expense of $1.0 million, or 3.3% of sales, for the three months ended July 1, 2012, as we have not incurred any R&D expense related to products with renewable energy applications in the current fiscal year.

Pension expense was $1.6 million and $1.7 million for the three months ended June 30, 2013 and July 1, 2012, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to a decrease in the interest expense component of pension expense.

Selling, general and administrative (“SG&A”) expense was $5.5 million (20.5% of sales) for the three months ended June 30, 2013, versus $5.0 million (17.2% of sales) for the three months ended July 1, 2012.  Selling expenses in the three months ended June 30, 2013, were $3.2 million, comparable to selling expenses of $3.0 million in the three months ended July 1, 2012. General and administrative (“G&A”) expense increased to $2.3 million for the three months ended June 30, 2013, from $2.0 million for the three months ended July 1, 2012, mainly due to a non-cash expense related to the revaluation of our investments in annuity contracts due to increased interest rates during the three months ended June 30, 2013.

Income from Operations

Income from operations for the three months ended June 30, 2013, was $1.5 million compared to income from operations of $2.5 million for the three months ended July 1, 2012.  The decrease in income from operations for the three months ended June 30, 2013, as compared to the three months ended July 1, 2012, was mainly due to lower gross profit resulting from lower sales volume, and to a lesser extent, higher operating expenses in the three months ended June 30, 2013.

Interest Income

Interest income was negligible for the three months ended June 30, 2013 and July 1, 2012.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million for each of the three months ended June 30, 2013, and July 1, 2012.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $1.2 million for the three months ended June 30, 2013, or $0.36 per diluted share, compared to income from continuing operations of $2.3 million for the three months ended July 1, 2012, or $0.70 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a negligible loss from discontinued operations for the three months ended June 30, 2013, of $0.01 per share on a diluted basis, compared to income from discontinued operations of $0.9 million, or $0.29 per share on a diluted basis, for the three months ended July 1, 2012. Our income from discontinued operations in the three months ended July 1, 2012, includes a gain of $1.1 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by certain legal and other expenses related to previously owned businesses (see Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements).

Net Income

Our net income was $1.2 million in the three months ended June 30, 2013, or $0.35 per diluted share, compared to net income of $3.2 million in the three months ended July 1, 2012, or $0.99 per share on a diluted basis.

Results of Operations - Six Months Ended June 30, 2013, and July 1, 2012

Net Sales and Gross Profit

Net sales for the six months ended June 30, 2013, were $52.1 million, a decrease of 10% from the six months ended July 1, 2012, sales of $57.7 million. The decrease in sales was primarily due to lower sales of products in mining markets, and lower sales of wind power inverters following our decision to no longer actively market our products in renewable energy markets, partially offset by higher sales into material handling and elevator markets. Sales of mining products and wind inverters comprise our energy systems sales in the table below. Net sales by major market were as follows, in millions:

	Six Months Ended
	June 30, 2013		July 1, 2012
Material handling	$38.4	74%	$37.2	65%
Elevator motion control	11.7	22%	10.5	18%
Energy systems	2.0	4%	10.0	17%
Total net sales	$52.1	100%	$57.7	100%

Gross profit for the six months ended June 30, 2013, was $17.5 million, or 33.6% of sales, versus $20.8 million, or 36.0% of sales, for the six months ended July 1, 2012.  The decrease in gross profit as a percentage of sales for the six months ended June 30, 2013, as compared to the six months ended July 1, 2012, was mainly due to lower sales volume into mining and renewable energy markets in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $1.7 million, or 3.3% of sales, for the six months ended June 30, 2013, comparable to R&D expense of $1.9 million, or 3.4% of sales, for the six months ended July 1, 2012.

Pension expense was $3.1 million and $3.4 million for the six months ended June 30, 2013 and July 1, 2012, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to a decrease in the interest expense component of pension expense.

Selling, general and administrative (“SG&A”) expense was $10.4 million (19.9% of sales) for the six months ended June 30, 2013, versus $10.5 million (18.2% of sales) for the six months ended July 1, 2012.  Selling expenses in the six months ended June 30, 2013, were $6.1 million, comparable to selling expenses of $5.9 million in the six months ended July 1, 2012. General and administrative (“G&A”) expense decreased to $4.3 million for the six months ended June 30, 2013, from $4.6 million for the six months ended July 1, 2012, mainly due to lower incentive compensation provisions.

Income from Operations

Income from operations for the six months ended June 30, 2013, was $2.3 million compared to income from operations of $5.0 million for the six months ended July 1, 2012.  The decrease in income from operations for the six months ended June 30, 2013, as compared to the six months ended July 1, 2012, was mainly due to lower gross profit resulting from lower sales volume, partially offset by lower operating expenses in the six months ended June 30, 2013.

Interest Income

Interest income was negligible for the six months ended June 30, 2013 and July 1, 2012.

Provision for Income Taxes

We recorded a provision for income taxes of $0.5 million for each of the six months ended June 30, 2013, and July 1, 2012.  The income tax provision in both periods is comprised primarily of non-cash deferred income tax provisions related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $1.7 million for the six months ended June 30, 2013, or $0.53 per diluted share, compared to income from continuing operations of $4.4 million for the six months ended July 1, 2012, or $1.37 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the six months ended June 30, 2013, of $0.1 million, or a $0.03 loss per share on a diluted basis, compared to income from discontinued operations of $5.7 million, or $1.74 per share on a diluted basis, for the six months ended July 1, 2012.  Our income from discontinued operations in the six months ended July 1, 2012, includes a gain of $5.0 million from a settlement agreement to resolve a legal matter (see Note 2 of Notes to Condensed Consolidated Financial Statements). Income from discontinued operations in the six months ended July 1, 2012, also includes a gain of $1.1 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by certain legal and other expenses related to previously owned businesses.

Net Income

Our net income was $1.6 million in the six months ended June 30, 2013, or $0.50 per diluted share, compared to net income of $10.1 million in the six months ended July 1, 2012, or $3.11 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance decreased approximately $4.1 million during the first six months of fiscal 2013, from $28.7 million at December 30, 2012, to $24.6 million at June 30, 2013.  Restricted cash balances remained unchanged during the first six months of fiscal 2013 at $0.3 million.   The primary source of cash during the first six months of fiscal 2013 was income from continuing operations of $1.7 million, which reflects non-cash charges aggregating $4.4 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary uses of cash in the first six months of fiscal 2013 included $8.3 million in contributions to our pension plan and a $1.2 million net increase in operating assets and liabilities. Inventories decreased $0.8 million in the first six months of fiscal 2013, mainly due to lower sales volume in the first half of fiscal 2013 as compared to sales levels in the fourth quarter of fiscal 2012. Accounts payable and other accrued liabilities decreased by $2.4 million during the first six months of fiscal 2013, due to volume-related decreases in trade accounts payable balances, as well as payment of incentive compensation amounts accrued as of December 30, 2012. We also consumed cash of $0.2 million for capital expenditures.

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

On June 7, 2013, we entered into the most recent fifth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2014; (ii) retain the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement. There were no amounts outstanding on the amended revolving facility as of June 30, 2013.  We are currently in compliance with all covenants of the revolving facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $58 million from April 2008 through June 2013, funded by cash generated from operations and existing cash on hand.

Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $84 million, to be contributed over the next 9 years. Estimated pension contributions for fiscal 2013 are projected at approximately $20 million in total, of which $8.3 million was contributed in the first six months of fiscal 2013.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at June 30, 2013. However, we do have pension liabilities and pension funding obligations which vary as interest rates change. We used an average interest rate of 4.8% in determining our aggregate funding obligations of approximately $92 million, disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.  There were no material changes in the average interest rates used in determining our pension funding obligations during the first six months of fiscal 2013.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at June 30, 2013, or July 1, 2012.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2013; and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended June 30, 2013.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended June 30, 2013.

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

MAGNETEK, INC.
(Registrant)

Date:	August 14, 2013	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	August 14, 2013	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)