Form 10-Q
period 2013-09-29
MAGNETEK, INC.
filed 2013-11-13
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 29, 2013

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of November 1, 2013, was 3,248,607 shares.

FISCAL YEAR 2013 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 2013

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) September 29, 2013	(13 Weeks) September 30, 2012
Net sales	$26,011	$26,863
Cost of sales	16,836	17,193
Gross profit	9,175	9,670

Operating expenses:
Research and development	828	1,016
Pension expense	1,560	1,675
Selling, general and administrative	5,242	5,088
Total operating expenses	7,630	7,779

Income from continuing operations before income taxes	1,545	1,891

Provision for income taxes	262	231
Income from continuing operations	1,283	1,660

Income (loss) from discontinued operations, net of tax	(161)	(159)

Net income	$1,122	$1,501

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.40	$0.52
Income (loss) from discontinued operations	(0.05)	(0.05)
Net income (loss) per common share	$0.35	$0.47

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.38	$0.51
Income (loss) from discontinued operations	(0.04)	(0.05)
Net income (loss) per common share	$0.34	$0.46

Weighted average shares outstanding:
Basic	3,237	3,174
Diluted	3,335	3,255

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(39 Weeks) September 29, 2013	(39 Weeks) September 30, 2012
Net sales	$78,076	$84,589
Cost of sales	51,416	54,123
Gross profit	26,660	30,466

Operating expenses:
Research and development	2,535	2,961
Pension expense	4,680	5,025
Selling, general and administrative	15,621	15,598
Total operating expenses	22,836	23,584

Income from continuing operations before income taxes	3,824	6,882

Provision for income taxes	803	774
Income from continuing operations	3,021	6,108

Income (loss) from discontinued operations, net of tax	(262)	5,493

Net income	$2,759	$11,601

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.94	$1.93
Income (loss) from discontinued operations	(0.08)	1.73
Net income (loss) per common share	$0.86	$3.66

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.91	$1.87
Income (loss) from discontinued operations	(0.08)	1.68
Net income (loss) per common share	$0.83	$3.55

Weighted average shares outstanding:
Basic	3,224	3,168
Diluted	3,319	3,263

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$1,122	$1,501	$2,759	$11,601
Change in unrecognized pension liability	2,161	2,000	6,483	6,000
Change in currency translation adjustments	254	165	(62)	184
Comprehensive income	$3,537	$3,666	$9,180	$17,785

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	September 29, 2013	December 30, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$20,807	$28,706
Restricted cash	262	262
Accounts receivable, net	15,225	15,833
Inventories	13,419	14,868
Prepaid expenses and other current assets	718	710
Total current assets	50,431	60,379

Property, plant and equipment	23,092	22,760
Less: accumulated depreciation	20,416	19,905
Net property, plant and equipment	2,676	2,855

Goodwill	30,457	30,485
Other assets	4,412	5,096
Total Assets	$87,976	$98,815

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$10,318	$11,954
Accrued liabilities	4,372	6,097
Total current liabilities	14,690	18,051

Pension benefit obligations, net	84,533	102,340
Other long term obligations	1,019	1,095
Deferred income taxes	8,895	8,204

Commitments and contingencies

Stockholders’ deficit
Common stock	32	32
Paid in capital in excess of par value	142,259	141,725
Retained earnings	16,715	13,956
Accumulated other comprehensive loss	(180,167)	(186,588)
Total stockholders' deficit	(21,161)	(30,875)

Total Liabilities and Stockholders' Deficit	$87,976	$98,815

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Nine Months Ended
	(39 Weeks) September 29, 2013	(39 Weeks) September 30, 2012
Cash flows from operating activities:
Net income	$2,759	$11,601

(Income) loss from discontinued operations	262	(5,493)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	529	649
Amortization of intangible assets	40	40
Stock based compensation expense	507	630
Pension expense	4,680	5,025
Deferred income tax provision	691	690
Changes in operating assets and liabilities	(277)	(2,755)
Cash contributions to pension fund	(16,004)	(7,714)
Net cash provided by (used in) operating activities - continuing operations	(6,813)	2,673
Net cash provided by (used in) operating activities - discontinued operations	(757)	4,367
Net cash provided by (used in) operating activities	(7,570)	7,040

Cash flows from investing activities:
Capital expenditures	(353)	(731)
Net cash provided by (used in) investing activities - continuing operations	(353)	(731)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(353)	(731)

Cash flow from financing activities:
Proceeds from issuance of common stock	245	232
Purchase and retirement of treasury stock	(218)	(19)
Principal payments under capital lease obligations	(3)	(3)
Net cash provided by (used in) financing activities - continuing operations	24	210
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	24	210

Net increase (decrease) in cash	(7,899)	6,519
Cash at the beginning of the period	28,706	20,594
Cash at the end of the period	$20,807	$27,113

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2013
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 29, 2013, and the results of its operations and cash flows for the three- and nine-month periods ended September 29, 2013, and September 30, 2012. Results for the nine months ended September 29, 2013, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three- and nine-month periods ended September 29, 2013 and September 30, 2012 each contained 13 weeks and 39 weeks, respectively.

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
Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on September 29, 2013.

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

The condensed consolidated balance sheet as of September 29, 2013, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification.  The results of discontinued operations for the nine-month period ended September 30, 2012, include a gain of $1.1 million resulting from non-cash adjustments of liabilities related to previously owned businesses. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	September 29, 2013	December 30, 2012
Raw materials and stock parts	$8,663	$9,754
Work-in-process	1,365	1,554
Finished goods	3,391	3,560
	$13,419	$14,868

4.	Commitments and Contingencies

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately 2.6 million Euros (approximately US$3.5 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On February 22, 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. On August 2, 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 6.7 million Euros (approximately US$9.1 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.8 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.8 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant and salary reduction. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012. On October 1, 2013, the Labor Court of Appeals issued its decision rejecting all claims of Mr. Canova against the Company and ordered Mr. Canova to pay a nominal amount to the Company toward its appellate legal expenses. Mr. Canova retains the right to appeal the ruling to the Supreme Court until October 16, 2014.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2013.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2013. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.5 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of September 29, 2013.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 29, 2013, and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Numerator:
Income from continuing operations	$1,283	$1,660	$3,021	$6,108
Income (loss) from discontinued operations	(161)	(159)	(262)	5,493
Net income	$1,122	$1,501	$2,759	$11,601

Denominator:
Weighted average shares - basic earnings per share	3,237	3,174	3,224	3,168
Add dilutive effect of stock based compensation	98	81	95	95
Weighted average shares - diluted earnings per share	3,335	3,255	3,319	3,263

Income (loss) per share - basic:
Continuing operations	$0.40	$0.52	$0.94	$1.93
Discontinued operations	$(0.05)	$(0.05)	$(0.08)	$1.73
Net income per share	$0.35	$0.47	$0.86	$3.66

Income (loss) per share - diluted:
Continuing operations	$0.38	$0.51	$0.91	$1.87
Discontinued operations	$(0.04)	$(0.05)	$(0.08)	$1.68
Net income per share	$0.34	$0.46	$0.83	$3.55

Outstanding options to purchase 96 thousand and 164 thousand shares of common stock as of September 29, 2013, and September 30, 2012, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the nine-month periods ended September 29, 2013, and September 30, 2012, are as follows:

	Nine Months Ended
	September 29, 2013	September 30, 2012
Balance, beginning of fiscal year	$370	$689
Changes in product warranties charged to earnings	423	67
Use of reserve for warranty obligations	(482)	(71)
Balance, end of period	$311	$685

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and nine-month periods ended September 29, 2013, and September 30, 2012, follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Interest cost	$1,957	$2,125	$5,871	$6,375
Expected return on plan assets	(2,558)	(2,450)	(7,674)	(7,350)
Recognized net actuarial losses	2,161	2,000	6,483	6,000
Total net pension expense	$1,560	$1,675	$4,680	$5,025

The Company made contributions of $16.0 million to its pension plan assets in the first nine months of fiscal 2013. The Company expects to make further contributions totaling $4.4 million to its pension plan in the fourth quarter of fiscal 2013.

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

The Company’s provision for income taxes for each of the three-month periods ended September 29, 2013, and September 30, 2012, includes $230 of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The Company’s provision for income taxes for the nine-month periods ended September 29, 2013, and September 30, 2012, includes $691 and $690, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill. The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

There were no amounts outstanding on the amended revolving facility, and the Company was in compliance with all covenants of the revolving facility, as amended, as of September 29, 2013.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 29, 2013, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$871	$(187,459)	$(186,588)
Other comprehensive income (loss) before reclassifications	(62)	—	(62)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	6,483	6,483
Balance, end of period	$809	$(180,976)	$(180,167)

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and we are also one of the largest independent suppliers of digital direct current ("DC") motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for motion control systems used in mining equipment. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrading of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.
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

Our 2013 third quarter sales decreased 3% from the comparable period last year, with the majority of the decline due to lower sales of products with material handling applications. The Crane Manufacturers Association of America (the "CMAA") reports that new crane orders, a high-level business indicator for the material handling market, were down more than 35% in the first half of 2013 as compared to the first half of 2012. In addition, recently published statistics from the CMAA indicate clearly that new crane orders have been declining since midway through 2012, and conditions in our served material handling markets have mirrored this decline. In addition, conditions in our served mining markets remain challenging, and we are not anticipating much improvement for the remainder of fiscal 2013 or 2014.

Manufacturing growth rates appear to be moderating in the U.S. in the near term, and the overall U.S. economy continues to grow at a slow rate. We believe this slow growth environment will continue for the remainder of fiscal 2013 and into the first half of fiscal 2014. In anticipation of continued slow growth for the next several quarters, we implemented a number of pricing, repositioning, and cost reduction actions during the recently completed third quarter. We believe these actions will better assure that we can continue to generate sufficient levels of cash flow to fund both our growth initiatives and our obligations, including those of our defined benefit pension plan. Longer-term, we believe we can grow our business by gaining market share, by entering new markets, and by expanding geographically.

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

Results of Operations - Three Months Ended September 29, 2013, and September 30, 2012

Net Sales and Gross Profit

Net sales for the three months ended September 29, 2013, were $26.0 million, a decrease of 3% from the three months ended September 30, 2012, sales of $26.9 million.  The decrease in sales was primarily due to lower sales of products into material handling and elevator markets. In addition, net sales for the three months ended September 30, 2012, reflect an adjustment to our renewable energy sales related to the resolution of order cancellations with our wind inverter customer. Sales of our mining products and wind inverters comprise our energy systems sales in the table below. Net sales by major market were as follows, in millions:

	Three Months Ended
	September 29, 2013		September 30, 2012
Material handling	$19.5	75%	$21.0	78%
Elevator motion control	5.2	20%	6.2	23%
Energy systems	1.3	5%	(0.3)	(1)%
Total net sales	$26.0	100%	$26.9	100%

Gross profit for the three months ended September 29, 2013, was $9.2 million, or 35.3% of sales, versus $9.7 million, or 36.0% of sales, for the three months ended September 30, 2012.  The decrease in gross profit as a percentage of sales for the three months ended September 29, 2013, as compared to the three months ended September 30, 2012, was mainly due to lower sales volume into material handling and elevator markets in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense decreased to $0.8 million, or 3.2% of sales, for the three months ended September 29, 2013, compared to R&D expense of $1.0 million, or 3.8% of sales, for the three months ended September 30, 2012, as we have not incurred any R&D expense related to products with renewable energy applications in the current fiscal year.

Pension expense was $1.6 million and $1.7 million for the three months ended September 29, 2013 and September 30, 2012, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to a decrease in the interest expense component of pension expense.

Selling, general and administrative (“SG&A”) expense was $5.2 million (20.2% of sales) for the three months ended September 29, 2013, versus $5.1 million (18.9% of sales) for the three months ended September 30, 2012.  Selling expenses in the three months ended September 29, 2013, were $3.1 million, comparable to selling expenses of $3.0 million in the three months ended September 30, 2012. General and administrative (“G&A”) expense increased to $2.2 million for the three months ended September 29, 2013, comparable to $2.1 million for the three months ended September 30, 2012.

Income from Operations

Income from operations for the three months ended September 29, 2013, was $1.5 million compared to income from operations of $1.9 million for the three months ended September 30, 2012.  The decrease in income from operations for the three months ended September 29, 2013, as compared to the three months ended September 30, 2012, was mainly due to lower gross profit resulting from lower sales volume in the three months ended September 29, 2013.

Interest Income

Interest income was negligible for the three months ended September 29, 2013 and September 30, 2012.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.2 million for the three months ended September 29, 2013, and September 30, 2012, respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $1.3 million for the three months ended September 29, 2013, or $0.38 per diluted share, compared to income from continuing operations of $1.7 million for the three months ended September 30, 2012, or $0.51 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations of $0.2 million for the three months ended September 29, 2013, of $0.04 per share on a diluted basis, comparable to a loss from discontinued operations of $0.2 million, or $0.05 per share on a diluted basis, for the three months ended September 30, 2012.

Net Income

Our net income was $1.1 million in the three months ended September 29, 2013, or $0.34 per diluted share, compared to net income of $1.5 million in the three months ended September 30, 2012, or $0.46 per share on a diluted basis.

Results of Operations - Nine Months Ended September 29, 2013, and September 30, 2012

Net Sales and Gross Profit

Net sales for the nine months ended September 29, 2013, were $78.1 million, a decrease of 8% from the nine months ended September 30, 2012, sales of $84.6 million. The decrease in sales was primarily due to lower sales of products in mining markets, and lower sales of wind power inverters following our decision to no longer actively market our products in renewable energy markets. Sales of mining products and wind inverters comprise our energy systems sales in the table below. Net sales by major market were as follows, in millions:

	Nine Months Ended
	September 29, 2013		September 30, 2012
Material handling	$57.9	74%	$58.2	69%
Elevator motion control	17.0	22%	16.7	20%
Energy systems	3.2	4%	9.7	11%
Total net sales	$78.1	100%	$84.6	100%

Gross profit for the nine months ended September 29, 2013, was $26.7 million, or 34.1% of sales, versus $30.5 million, or 36.0% of sales, for the nine months ended September 30, 2012.  The decrease in gross profit as a percentage of sales for the nine months ended September 29, 2013, as compared to the nine months ended September 30, 2012, was mainly due to lower sales volume into mining and renewable energy markets in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense decreased to $2.5 million, or 3.2% of sales, for the nine months ended September 29, 2013, from R&D expense of $3.0 million, or 3.5% of sales, for the nine months ended September 30, 2012, mainly due to our decision to no longer pursue new developments related to renewable energy markets.

Pension expense was $4.7 million and $5.0 million for the nine months ended September 29, 2013 and September 30, 2012, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to a decrease in the interest expense component of pension expense.

SG&A expense was $15.6 million (20.0% of sales) for the nine months ended September 29, 2013, comparable to SG&A expense of $15.6 million (18.4% of sales) for the nine months ended September 30, 2012.  Selling expenses in the nine months ended September 29, 2013, increased to $9.2 million from selling expenses of $8.9 million in the nine months ended September 30, 2012, due mainly to higher payroll-related costs. G&A expense decreased to $6.4 million for the nine months ended September 29, 2013, from $6.7 million for the nine months ended September 30, 2012, mainly due to lower incentive compensation provisions.

Income from Operations

Income from operations for the nine months ended September 29, 2013, was $3.8 million compared to income from operations of $6.9 million for the nine months ended September 30, 2012.  The decrease in income from operations for the nine months ended September 29, 2013, as compared to the nine months ended September 30, 2012, was mainly due to lower gross profit resulting from lower sales volume, partially offset by lower operating expenses in the nine months ended September 29, 2013.

Interest Income

Interest income was negligible for the nine months ended September 29, 2013 and September 30, 2012.

Provision for Income Taxes

We recorded a provision for income taxes of $0.8 million for each of the nine months ended September 29, 2013, and September 30, 2012.  The income tax provision in both periods is comprised primarily of non-cash deferred income tax provisions related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $3.0 million for the nine months ended September 29, 2013, or $0.91 per diluted share, compared to income from continuing operations of $6.1 million for the nine months ended September 30, 2012, or $1.87 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the nine months ended September 29, 2013, of $0.3 million, or a $0.08 loss per share on a diluted basis, compared to income from discontinued operations of $5.5 million, or $1.68 per share on a diluted basis, for the nine months ended September 30, 2012.  Our income from discontinued operations in the nine months ended September 30, 2012, includes a gain of $5.0 million from a settlement agreement to resolve a legal matter (see Note 2 of Notes to Condensed Consolidated Financial Statements). Income from discontinued operations in the nine months ended July 1, 2012, also includes a gain of $1.1 million from non-cash adjustments of liabilities related to previously owned businesses, partially offset by certain legal and other expenses related to previously owned businesses.

Net Income

Our net income was $2.8 million in the nine months ended September 29, 2013, or $0.83 per diluted share, compared to net income of $11.6 million in the nine months ended September 30, 2012, or $3.55 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance decreased approximately $7.9 million during the first nine months of fiscal 2013, from $28.7 million at December 30, 2012, to $20.8 million at September 29, 2013.  Restricted cash balances remained unchanged during the first nine months of fiscal 2013 at $0.3 million.   The primary source of cash during the first nine months of fiscal 2013 was income from continuing operations of $3.0 million, which reflects non-cash charges aggregating $6.4 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary uses of cash in the first nine months of fiscal 2013 included $16.0 million in contributions to our pension plan and a $0.3 million net increase in operating assets and liabilities. Inventories decreased $1.4 million in the first nine months of fiscal 2013, due to both lower sales volume and an increase in inventory turnover in fiscal 2013 as compared to fiscal 2012 year-end levels. Accounts payable and other accrued liabilities decreased by $3.4 million during the first nine months of fiscal 2013, due to volume-related decreases in trade accounts payable balances, as well as payment of incentive compensation amounts accrued as of December 30, 2012. We also consumed cash of $0.4 million for capital expenditures.

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

On June 7, 2013, we entered into the most recent fifth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2014; (ii) retain the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement. There were no amounts outstanding on the amended revolving facility, and we are currently in compliance with all covenants of the revolving facility, as amended, as of September 29, 2013.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $66 million from April 2008 through September 2013, funded by cash generated from operations and existing cash on hand.

Estimated pension contributions for fiscal 2013 are projected at approximately $20 million in total, of which $16 million was contributed in the first nine months of fiscal 2013. Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $52 million, to be contributed over the next 8 years.

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

Summary of Contractual Obligations

Future pension funding amounts due as of September 29, 2013, are estimated as follows (in US$ thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Pension funding obligations	$20,030	$16,050	$11,260	$4,700	$52,040

Pension funding amounts in the table above are based on current regulations and actuarial estimates as of September 29, 2013, and are not discounted. Estimated and actual pension funding amounts could vary, depending on future interest rate levels, valuations in financial markets, changes in mortality rates, or changes in pension funding legislation that may be enacted in the future.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at September 29, 2013. However, we do have pension liabilities and pension funding obligations which vary as interest rates change. We used an average interest rate of 4.8% in determining our aggregate funding obligations of approximately $92 million, disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.  Based on an average interest rate of 4.9%, together with contributions we have made to pension plan assets during the first nine months of fiscal 2013, and favorable returns of pension assets to date in fiscal 2013, our aggregate pension funding obligations have decreased to approximately $52 million as of September 29, 2013.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at September 29, 2013, or September 30, 2012.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 29, 2013; and (ii) no change in internal control over financial reporting occurred during the quarter ended September 29, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended September 29, 2013.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended September 29, 2013.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)	Index to Exhibits
	3.1(a)	Restated Certificate of Incorporation of the Company, effective as of March 12, 2012. (1)
	3.1(b)	Certificate of Elimination. (2)
	3.2	Magnetek, Inc. Amended and Restated By‑Laws. (3)
	10.1	Fifth Amendment to Credit Agreement dated as of June 7, 2013, by and between the Company and Associated Bank, N.A. (4)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	(1)	Previously filed with Form 10-K for Transition Period ended January 1, 2012, and incorporated herein by reference.
	(2)	Previously filed with Form 8-K filed May 14, 2013, and incorporated herein by reference.
	(3)	Previously filed with Form 8-K filed May 6, 2013, and incorporated herein by reference.
	(4)	Previously filed with Form 8-K filed June 7, 2013, and incorporated herein by reference.
	*	Filed with this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date:	November 13, 2013	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	November 13, 2013	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)