Form 10-K
period 2013-12-29
MAGNETEK, INC.
filed 2014-03-21
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number 1-10233
MAGNETEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
N49 W13650 Campbell Drive Menomonee Falls, Wisconsin	53051
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (262) 783-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ]	No [X]
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $18.03 per share as reported by the NASDAQ Stock Market, on June 30, 2013 (the last business day of the Company’s most recently completed second fiscal quarter), was $56,952,190.  Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s Common Stock, as of February 20, 2014, was 3,260,002 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. definitive 2014 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 29, 2013, are incorporated by reference into Part II and Part III of this Form 10-K.

Index

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “estimate”, “anticipate”, “intend”, “may”, “might”, “will”, “would”, “could”, “project”, "objective", and “predict”, or similar words and phrases generally identify forward-looking statements. Forward-looking statements contained or incorporated by reference in this document, including those set forth in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Item 1 of this Annual Report on Form 10-K entitled “Business” include, but are not limited to, statements regarding our plans, objectives, goals, strategies, future events, future sales or performance, projections of revenues, income or loss, capital expenditures, plans for future operations, products or services, legal issues, financing needs or expectations, and other information that is not historical information, as well as assumptions relating to the foregoing.  All forward-looking statements are based upon our current expectations, beliefs, projections, and assumptions.

Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties which in many cases are beyond the control of the Company and which cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include, but are not limited to, economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in electronics, industrial equipment and energy markets, international sales and operations, dependence on major customers, increased material costs, risks and costs associated with acquisitions, litigation and environmental matters, and the risk that the Company’s ultimate costs of doing business exceed present estimates. A discussion of these and other specific risks is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements contained in this Annual Report speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. The Company does not have an obligation to publicly update or revise any forward-looking statement contained or incorporated by reference in these documents to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

ITEM 1.  BUSINESS

General
Magnetek, Inc. (“Magnetek,” the “Company,” “we,” or “us” ) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications. Magnetek is listed on the NASDAQ Global Market (NASDAQ: MAG) and was founded in 1984 as a Delaware corporation. However, certain businesses we have acquired have a long history of technical innovation that predates the founding of Magnetek. Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. Over the past ten years, we have successfully transitioned the Company from a component supplier to a provider of systems solutions. Today, much of our focus is on developing and introducing innovative electronic drive solutions that both enhance our customers' operational efficiency and save energy. Our products are sold directly or through manufacturers' representatives to original equipment manufacturers (“OEMs”) for incorporation into their products, to system integrators and value-added resellers for assembly and incorporation into end-user systems, to distributors for resale to OEMs and contractors, and to end users for repair and replacement purposes. We operate in a single segment, Digital Power Control Systems. Revenue and profit information, additional financial data, and commentary on recent financial results, which are provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report Report on Form 10-K, should be read in conjunction with this section.
We believe we are North America's largest independent supplier of digital drives, radio controls, software, and accessories for industrial cranes and hoists, and we believe we are also the largest independent supplier of digital direct current (“DC”) motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of motion control products for mining equipment applications. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, the location of our headquarters.

Index

One of our primary goals is to expand our position in markets offering long-term stability, excellent growth potential, and profitability. Our focus is on markets where we can apply both our industry expertise and our systems integration model to add value to our customers by improving their productivity, throughput, energy efficiency, or safety, while reducing labor costs, downtime, and maintenance costs.
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
Magnetek also designs, builds, sells, and supports elevator application-specific drive products that efficiently deliver power used to control motion, primarily in high-rise, high-speed elevator applications. We are recognized as an industry leader for DC high-performance elevator drives, as well as for AC drives used with low- and high-performance traction elevators, due to our extensive application expertise and product reliability. Our elevator product offerings are comprised of highly integrated subsystems and drives, sold mainly to elevator OEMs. In addition, our product options include a number of regenerative controls for both new building installations and elevator modernization projects that help building owners save energy. We have over 70,000 elevator drives currently in operation worldwide.
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
Growing Energy Needs and Focus on Energy Efficiency
Total global energy consumption is projected to increase 56% by the year 2040 according to the U.S. Energy Information Administration ("EIA"). The vast majority of energy consumed today comes from traditional energy sources such as coal, oil, and natural gas, and the EIA projects that fossil fuels will supply nearly 80% of world energy use through 2040. Approximately 40% of the electricity used in the U.S. today comes from coal, and world energy use derived from coal sources is projected to increase approximately 30% through 2040, per the EIA. We have a wide variety of product offerings across all of our major served markets which are engineered to efficiently use available power, or which convert energy to usable power in an energy efficient manner. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for nearly 30 years. In addition, our regenerative elevator drives can provide energy savings of 25% to 45% over other elevator solutions. During fiscal 2013, we introduced a new line of regenerative drives for the material handling market that, when coupled with our existing motor drive technology, have the ability to provide energy savings of over 40% compared to non-regenerative solutions in the market. We believe our energy efficient product offerings have us well positioned to benefit from the expected growing demand for energy and energy efficient solutions in the future.

Index

Shift from Electro-Mechanical Control to Digital Power Control
Technological advancements have resulted in a shift away from electro-mechanical control to digital power control. For example, a number of years ago, cranes relied mainly on contactors, relays, and static controls for their operation, whereas today, AC and DC drives are the preferred method of control. Improvements in drive technology have also allowed for the downsizing of power platforms and the inclusion of many high-performance features valued by the marketplace. AC power control is generally used for new installations in overhead material handling systems, elevators, and mining equipment. However, DC drive solutions are also a viable alternative for existing installations that wish to retain existing DC power sources. We believe this trend will benefit us in the future as our primary core competency is in digital power control.
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
Systems Solutions
In an effort to reduce costs and streamline operations, many customers are recognizing increased value in consolidating purchasing requirements with suppliers who can provide increasingly integrated solutions. We benefit from this trend as we can bundle a wide breadth of products together with engineered services to provide customer-specific solutions that will result in reduced installation costs as well as lower operating and maintenance costs for our customers. In many of our served markets, we can provide turnkey service, including project evaluation, project management, installation services, field start-up, operator training, and after-sales service and systems support.
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
Competitive Strengths
We believe that we benefit from competitive advantages in the following areas:
Technological Capabilities and Industry Expertise
We emphasize and leverage our ability to provide customized solutions for power and motion control applications through digital power technology. We have a long history of technical innovation and a highly skilled and experienced technical staff. Our technical personnel possess substantial expertise in disciplines central to digital power systems and

Index

applications. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors, and software algorithms in the development of smart power products. We are widely recognized for our expertise in our served markets, regularly hosting training and technology seminars for customers and end users. We believe we are at the forefront of innovation in the industries we have traditionally served, continuously developing new products to provide cost-effective, value-added solutions to meet the changing needs of our customers.
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
Product Breadth and Brand Name Recognition
We provide a wide variety of products in most of our major served markets, and we are among the leaders in the U.S. in many of our served markets. For material handling customers, we serve as a one-stop source, providing a full range of AC and DC crane controls as well as subsystems, including radio controls, push-button stations, motors, brakes, and power delivery products. For elevator customers, we offer both AC and DC integrated digital motion control subsystems for mid- to high-rise buildings at varying speed and performance levels. Our elevator control systems can be found in many of the world's most recognizable buildings. Over the past several years, we've introduced a number of new innovative products to further broaden our product offerings, including severe duty AC traction drives for mining applications, regenerative AC and DC drives for elevator applications, and a new generation of lower-cost AC elevator drives for mid-rise applications.
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
Large Installed Base with Proven Technology
Our many years of experience combined with leading share positions in our served markets has resulted in a significant installed base of our products operating in material handling systems, elevators, and mining equipment around the world. We believe the large installed base of our quality products not only demonstrates our technical capability and expertise, but also serves as a potential source for future business from service, repair, retrofit, and modernization opportunities. As production requirements change and existing installed equipment ages, reliability may deteriorate, resulting in reduced productivity, increased downtime, unscheduled repair costs, and safety issues. In these situations, it is often prudent to replace and upgrade power control systems with state-of-the-art controls that can meet present operational needs, enhance performance, and prolong the life of the equipment.
Aftermarket Service and Support
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

Index

We believe opportunities for growth exist in available elevator markets through the expansion of the breadth of available product offerings to include additional competitive products for AC applications. We also believe opportunities for growth exist in available material handling, elevator, and mining markets through the introduction of new energy-saving product offerings. Over the past several years, we've developed an AC version of our Quattro regenerative elevator drive, and a severe duty AC traction drive for mining equipment.
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
Expand Geographically
We have leading North American market positions and derive the majority of our revenue from North American, and more specifically, U.S. customers. We believe that certain non-U.S. markets may provide us with compelling growth opportunities for our products. We also believe that, with our commitment to technological innovation and our demonstrated ability to reduce our customers' costs and improve efficiency, our business model may transfer well to markets outside the U.S. in cases where cost-effective, high quality, reliable power solutions are also valued. In addition, certain of our customers are increasing their global footprint, which could provide us with opportunities to partner with them and service those customers locally. We intend to evaluate these opportunities, and prudently allocate sales resources to those markets outside the U.S. where we think we have the best growth prospects relative to the level of investment required to enter the market.
Generate Sufficient Cash to Fund our Growth Initiatives and our Obligations
Our business has consistently generated positive cash flow from operating activities, prior to funding pension obligations, even during periods of economic downturns by focusing on controlling our costs and effectively managing our working capital. Since January 2007, our unrestricted cash balances have increased from $7 million to $15 million at the end of December 2013. During that time, we've contributed approximately $75 million to our defined benefit pension plan while also experiencing some of the worst economic conditions since the 1930s. In addition, we've continued to spend approximately $3 to $4 million annually on R&D activities aimed at growing our business through innovative new product introductions and entry into new markets. We intend to continue to focus on tight cost control and asset management while continuing to prudently invest in our business to drive future growth, in an effort to maximize our profitability and cash flow, while we reduce our pension obligation over time through contributions.
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

Seasonality

Our power control systems for material handling applications represented nearly 74% of our revenue in fiscal year 2013.  Sales of these products tend to follow capital budgeting and spending patterns of the customer base.  As a result, our revenues are generally strongest in our June and December fiscal quarters, with relatively lower revenues in our March and September fiscal quarters.

Index

Backlog

Our backlog as of the end of fiscal 2013 was $12.8 million, comparable to our backlog of $13.1 million at the end of fiscal 2012. While we use our backlog figure as an indicator of future sales activity, we have historically had a significant amount of revenue derived from orders that are booked and shipped within the same reporting period.  We expect most of the orders in our backlog to be filled during fiscal 2014.
Competition
Our primary competitors include: Konecranes Inc., Power Electronics International, Inc., Cattron Group International (a division of Laird Technologies), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, KEB GmbH, and Fujitec. Some of these companies have substantially greater financial, marketing, and other resources, larger product portfolios, and greater global reach than us.

Suppliers and Raw Materials

Virtually all materials and components that we purchase are available from multiple suppliers.  During fiscal 2013, raw material purchases accounted for approximately 73% of our total cost of sales.  Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses.  We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products by, among other things, adding features or reducing costs, and customizing or modifying products to meet customers’ specific needs.  Total research and development expenditures were approximately $3.2 million, $3.8 million, $2.1 million, and $4.4 million for fiscal 2013 and 2012, the six-month transition period 2011, and our 2011 fiscal year, respectively.

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

International Operations

International sales accounted for $11.3 million, or 11% of our net sales, while domestic sales were $92.0 million, or 89% of our net sales in fiscal year 2013. We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. sold to purchasers outside of the U.S.   International sales accounted for $13.9 million, or 12% of our net sales, while domestic sales were $100.4 million, or 88% of our net sales in fiscal year 2012. During the six-month transition period ended January 1, 2012, our domestic sales were $51.4 million, while international sales were $7.3 million. For our 2011 fiscal year, revenues derived from domestic sales were $97.6 million and revenues derived from international sales were $12.2 million. We hold assets in Canada and the United Kingdom totaling $7.9 million, of which $5.3 million are held in Canada and $2.6 million are in the United Kingdom.

Employee Relations

Index

As of February 17, 2014, we had 126 salaried employees and 202 hourly employees, none of whom were covered by collective bargaining agreements with unions.  We believe that our relationships with our employees are favorable.

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

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal 2013, fiscal 2012, our six-month transition period 2011, or in fiscal year 2011.

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal 2013, fiscal 2012, our six-month transition period 2011, or in fiscal year 2011.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

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

Name	Age	Position
Peter M. McCormick	53	Director, President and Chief Executive Officer
Marty J. Schwenner	53	Vice President, Chief Financial Officer
Scott S. Cramer	61	Vice President, General Counsel and Corporate Secretary
Michael J. Stauber	40	Vice President, Corporate Controller
Hungsun S. Hui	51	Vice President, Operations

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

Index

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

Index

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

Economic conditions, primarily in the U.S., may adversely affect our served markets, our business, demand for our products, and our results of operations and cash flows

Demand for our products, which impacts our revenue and gross profit, is affected by general business and economic conditions as well as by changes in customer order patterns.  Adverse developments in business conditions, economic activity, or capital spending levels could result in reduced demand for our products and impair our ability to accurately forecast and plan future business activities.  We cannot predict the timing, duration, or strength of any economic recovery or the timing, duration, or severity of a subsequent economic slowdown, worldwide, in the U.S., or in the specific end markets we serve. In the event of a future prolonged slowdown in economic activity, our business, financial condition, results of operations, and cash flows could be adversely and materially affected. Additionally, our stock price could decrease if investors have concerns that our business and financial condition will be negatively impacted by weakening economic conditions.

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

Our future sales growth is partially dependent on the successful introduction of new products

Achievement of our Company objectives of sales growth of at least 5% on a year-over year basis and gross margins in excess of 35% are in part dependent upon the successful introduction of new products, acceptance of these new products by customers in those markets, and successful cost reduction efforts related to new products.  Any delay in introduction of new products, customer acceptance of new products, or cost reduction actions could have an adverse impact on our financial position or results of operations.

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

Index

The loss of one or more major customers could adversely affect our results of operations or financial condition

We rely on several large customers for a significant portion of our sales.  While we have taken actions to diversify our customer base, we have three customers whose purchases from us represented in the aggregate approximately 13% of our net sales in fiscal 2013.  The loss of one or more of these customers or significant decreases in these customers' purchase levels could have an adverse effect on our business and on our results of operations.

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

We have significant pension liabilities and funding obligations

Our defined benefit pension plan was underfunded as of December 29, 2013, due primarily to reductions in interest rates over the past decade, which impact the discount rate used to estimate the net present value of our pension obligations.  Current actuarial estimates indicate that we will be required to make significant contributions to our defined benefit pension plan, which may consume the majority of our cash generated from operations for the next several years.

In addition, changes in interest rates, investment returns, mortality assumptions, and other factors could adversely affect the funded status of our pension plan in the future and require that we contribute additional cash to the pension plan over and above the amounts currently estimated.  Such volatility could also increase pension expense in periods beyond fiscal 2013. As a result, we may be required to seek additional sources of cash to fund both our operations and our required pension contributions.

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

Index

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

In some cases, we have agreed to provide indemnification against legal and environmental liabilities and potential liabilities associated with operations that we have divested, including certain motor, generator, lighting ballast, transformer, drive and power supply manufacturing operations.  If we are required to make payments under such indemnification obligations, such payments could have a material adverse impact on our financial position, results of operations, or cash flows.  Further, we have been indemnified against potential legal and environmental liabilities and potential liabilities associated with operations that we have acquired, including lighting ballast, transformer, capacitor, and crane brake manufacturing operations that were subsequently divested.  If not borne by the indemnifying party, such liabilities, if any, could be borne by us and have an adverse effect on our financial position or results of operations.

Ordinary transfers of our common stock between shareholders could result in an ownership change as defined in Section 382 of the Internal Revenue Code, limiting our ability to fully utilize our net operating loss carryforwards for U.S. federal tax purposes

We had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $227 million as of December 29, 2013.  Our NOLs have a carryforward period of 20 years with expiration dates ranging from 2019 to 2033.  We anticipate that no federal income tax liability, other than alternative minimum tax, would be recorded if and when we generate U.S. taxable income and such carryforwards are utilized.

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

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Magnetek’s headquarters and each of our facilities for the continuing operations of the Company are listed below, each of which is leased.

Location	Lease Term	Approximate Size (Sq.Ft.)	Principal Use
Menomonee Falls, Wisconsin	2020	143,700	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2016	11,180	Sales and service
Pittsburgh, Pennsylvania	2016	11,400	Power control systems manufacturing
Bedford, England	2023	7,000	Sales and service
Bridgeville, Pennsylvania	2017	6,800	Engineering

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
Litigation - Product Liability

     We have been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations we previously acquired, but which are no longer owned. During our ownership, none of the businesses produced or sold asbestos-containing products.  For such claims, we are either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations. With respect to these claims, we are uninsured, but we believe that we have no such liability and we aggressively seek dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Litigation - Patent Infringement and Related Proceedings

In August 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involved a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. We alleged that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, we suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. Accordingly, we sought damages in the amount of $18.75 million. Following a December 2011 mediation, on January 9, 2012, we entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to us, which we received in January 2012. The federal proceeding and the Illinois Supreme Court proceeding were subsequently dismissed, also in January 2012. We entered into the settlement agreement to eliminate the uncertainties, burden, and expense of further litigation. We recorded the settlement payment as a gain in discontinued operations in the first quarter of fiscal 2012.

Index

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

Litigation - Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against us and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of our former Italian subsidiary, Magnetek, S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.8 million) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against us relate to a change of control agreement and restricted stock grant. In March 2012, the Court of Arezzo ruled in our favor, dismissing Mr. Canova's claims against us as invalid. Mr. Canova appealed the ruling in September 2012. On October 1, 2013, the Court of Appeal of Florence issued its decision in the Canova matter rejecting all claims of the appellant Canova against Magnetek, Inc. and ordered Mr. Canova to pay a nominal amount in favor of Magnetek, Inc. toward our legal expenses incurred in the appeal. Mr. Canova retains the right to appeal the decision to the Supreme Court within one year after the decision of the Court of Appeal was formally published (October 16, 2013). Any review by the Supreme Court would be limited to a review of the legal basis of the decision and no review of the merits of the case is possible.

In October 2010, we received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of our power electronics business to Power-One in October 2006. With a reservation of rights, we affirmed our obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleged potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.6 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On February 22, 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. On August 2, 2012, the tax authority in Arezzo, Italy issued additional notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 9.5 million Euros (approximately US$13 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.9 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. We believe the Italian tax claims are without merit and intend to vigorously defend against them.

Litigation - Environmental Matters

From time to time, we have taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal years 2013 and 2012, transition period 2011, or fiscal year 2011.

We have also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for clean-up costs associated with alleged past waste disposal practices at several previously

Index

utilized, owned, or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2013 and 2012, transition period 2011, or fiscal year 2011.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of clean-up activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including us, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from us relating to site investigations and remediation. We retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, we submitted our site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  We agreed to the scope of the work plan with the DEP in November 2010.  We have recorded a liability of $0.5 million related to the Bridgeport facility, representing our best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of December 29, 2013.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on our financial position, cash flows, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol "MAG." As of February 20, 2014, there were 153 record holders of Magnetek’s common stock.
All references to numbers of common shares and per-share information in this Annual Report on Form 10-K have been adjusted retroactively to reflect the Company’s one for ten reverse stock split, which became effective December 5, 2011.
The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal years 2013 and 2012:

Fiscal Year 2013	High	Low
Fourth Quarter	$23.71	$17.08
Third Quarter	18.33	16.22
Second Quarter	18.21	12.71
First Quarter	14.12	10.25
Fiscal Year 2012
Fourth Quarter	$12.70	$8.61
Third Quarter	17.21	10.24
Second Quarter	19.72	13.04
First Quarter	19.24	8.63

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future.  Our ability to pay dividends on our common stock is restricted by provisions in our 2007 revolving loan agreement, as amended, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.

There were no unregistered sales of equity securities during fiscal year 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 is hereby incorporated by reference to the section of the Company's 2014 Proxy Statement entitled "Equity Compensation Plan Information Table."

Stock Performance Graph – Return to Shareholders

The table and line graph shown below compare the cumulative total return for the last five years and six months to holders of Magnetek common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Electronics Components index.

The table and line graph below assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 30, 2008, and assumes the reinvestment of all dividends, through December 29, 2013.  The stock price performance information shown below should not be considered indicative of potential future stock price performance.

	Jun-08	Jun-09	Jun-10	Jun-11	Dec-11	Dec-12	Dec-13
Magnetek, Inc.	100.00	32.86	21.75	43.03	20.35	24.96	56.67
Russell 2000	100.00	74.99	91.10	125.18	112.94	131.41	182.42
NASDAQ Electronic Components	100.00	80.32	87.50	118.50	107.62	110.97	148.75

Index

Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the fourth quarter of fiscal year 2013.

Index

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Magnetek, Inc. for fiscal years 2013 and 2012, the six-month transition period ended January 1, 2012, and the previous three fiscal years.  The financial data presented below is derived from our audited consolidated financial statements.  For additional information, see our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statement of Operations Data	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
(Amounts in thousands, except per share data)
Net sales	$103,316	$114,274	$58,721	$109,832	$80,571	$98,221
Gross profit	35,325	39,844	20,333	35,157	24,128	33,324
Gross profit %	34.2%	34.9%	34.6%	32.0%	29.9%	33.9%
Income (loss) from operations	$4,775	$8,022	$4,880	$5,446	$(2,314)	$6,146

Net income (loss):
Continuing operations	$3,759	$6,926	$4,331	$4,817	$(3,158)	$4,969
Discontinued operations	(627)	5,697	(39)	(1,154)	(1,943)	(1,686)
Net income (loss)	$3,132	$12,623	$4,292	$3,663	$(5,101)	$3,283

Earnings (loss) per common share - basic
Continuing operations	$1.16	$2.18	$1.38	$1.54	$(1.02)	$1.61
Discontinued operations	$(0.19)	$1.79	$(0.01)	$(0.37)	$(0.63)	$(0.55)
Net income (loss)	$0.97	$3.97	$1.36	$1.17	$(1.64)	$1.06

Earnings (loss) per common share - diluted
Continuing operations	$1.13	$2.14	$1.35	$1.51	$(1.02)	$1.61
Discontinued operations	$(0.19)	$1.76	$(0.01)	$(0.37)	$(0.63)	$(0.55)
Net income (loss)	$0.94	$3.90	$1.34	$1.15	$(1.64)	$1.06

Balance Sheet Data	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
(Amounts in thousands)	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009

Total assets	$81,969	$98,815	$92,005	$85,433	$76,100	$84,080
Long-term debt, including current portion	—	—	—	—	4	15
Other long term obligations	911	1,095	1,517	1,318	1,461	1,615
Pension benefit obligations	48,461	102,340	98,108	61,382	77,914	76,849
Stockholders' equity (deficit)	8,236	(30,875)	(35,745)	(4,462)	(23,937)	(11,291)

Index

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We believe we are North America's largest independent supplier of digital drives, radio controls, software, and accessories for industrial cranes and hoists, and believe we are also the largest independent supplier of digital DC motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for motion control systems used in mining equipment. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrading of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

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

Our product offerings for mining applications include drives used mainly in the underground coal mining industry. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for over 30 years. We believe that global energy needs will continue to grow significantly for the foreseeable future, and part of that need will continue to be met by traditional coal-based sources. In addition, we intend to develop and introduce new products for hard rock mining applications in an effort to reduce our reliance on the coal industry.

Several years ago, we developed and marketed power inverters for renewable energy applications which convert DC power from renewable energy sources such as wind to utility-grade AC power. Renewable energy markets have been characterized by rapidly changing product requirements, high levels of investment, and lengthy and often uncertain returns on investment. As a result, late in fiscal 2012, we made the decision to no longer pursue new business opportunities in renewable energy, as we believe we have better growth and profit opportunities in our traditional served markets.
We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing markets for digital power-based systems. We are focused on increasing our sales and profitability primarily by pursuing internal growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically.

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 5% on a year-over-year

Index

basis, to achieve 35% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our growth initiatives, our operations, and our obligations.

We experienced challenging, uncertain, and uneven conditions throughout fiscal 2013, and we believe end-market conditions in our largest served market, overhead material handling, deteriorated in 2013 from 2012 levels. In addition, conditions in our served mining markets remained depressed during fiscal 2013. These weakened market conditions were reflected in our fiscal 2013 total company sales, which decreased 10% to $103 million from $114 million in fiscal 2012, mainly due to the aforementioned weakness in material handling and mining markets.

Fiscal 2013 gross profit decreased to $35.3 million, or 34.2% of sales, compared to gross profit of $39.8 million, or 34.9% of sales for the 12 months ended December 2012. Fiscal 2012 gross profit was impacted by an asset impairment charge of $1.2 million related to a write-down of our renewable energy fixed assets. We reported pre-tax income from operations of $4.8 million, or 4.6% of sales, in fiscal 2013, compared to pre-tax income from operations of $8.0 million, or 7.0% of sales in fiscal 2012.

Our cash balances decreased nearly $14 million during fiscal 2013 despite generating adjusted EBITDA of $12.5 million in fiscal 2013, as we contributed nearly $25 million to our pension plan. Those contributions were one of several factors resulting in a reduction in our pension liability of $54 million during fiscal 2013, improving the funded status of the plan as well as strengthening the Company's balance sheet. The improvement in our pension liability should also result in reduced pension expense and pension contributions in fiscal 2014 and beyond. In summary, our financial performance was satisfactory given market conditions, and we prudently deployed our resources and effectively managed our assets during fiscal 2013, entering 2014 with no liquidity issues and enhanced alternatives for our business.

Current forecasts indicate the U.S. economic recovery is continuing, albeit at a deliberate pace, and recent indicators early in 2014 point to a slowdown in industrial production in the U.S. Macro-economic conditions remain dynamic and fragile, and as a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. However, barring a significant decline in demand in our served markets, we expect that we can grow our business through a combination of new product introductions, market share gains, and entry into new markets. Throughout 2014, we intend to focus our development and marketing efforts on organic sales growth opportunities across all product lines, and are executing actions to prudently expand our reach into new end markets and geographical areas. We also plan to continue to tightly control our operating expenses to optimize operating leverage and grow our income and cash flow.

Discontinued Operations

Certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Consolidated Financial Statements under Item 8).  Expenses related to previously divested businesses have historically included certain environmental matters, asbestos claims, and product liability claims (see Note 10 of Notes to Consolidated Financial Statements under Item 8).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements that we entered into when we divested those businesses.

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

Index

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  We are subject to losses from uncollectable receivables in excess of our allowances.  We maintain allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of these allowances, we analyze historical bad debts, customer concentrations, current customer creditworthiness, current economic trends, and changes in customer payment patterns.  Our total allowance includes a specific allowance based on identification of customers where we feel full payment is in doubt, as well as a general allowance calculated based on our historical losses on accounts receivable as a percentage of historical sales.  We believe that our methodology has been effective in accurately quantifying our allowance for doubtful accounts and do not anticipate changing our methodology in the future.  However, if the financial condition of any of our customers was to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.  We believe that all appropriate allowances have been provided.

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

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of our long-lived assets, including property, plant and equipment. Impairment charges are recorded in operating results when the undiscounted future expected cash flows derived from an asset are less than the carrying value of the asset. In fiscal 2012, given diminished prospects for sales of wind and solar inverters, we recorded an impairment charge of $1.2 million. The impairment charge was comprised entirely of accelerated depreciation related to fixed assets used in the production and testing of inverters, and is included in cost of sales in the accompanying statement of operations for fiscal 2012 (see Note 8 of Notes to Consolidated Financial Statements under Item 8).

We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances.  We have elected to perform our annual impairment test in the fourth quarter of our fiscal year.  Per Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, the best evidence of fair value is quoted prices in active markets.  Accordingly, we believe that our market capitalization is the best indication of fair value.  No impairments were recognized in goodwill or other intangible assets during fiscal years 2013 or 2012, transition period 2011, or for fiscal year 2011.

Pension Benefits

We sponsor a defined benefit plan that was frozen in 2003 which covers primarily former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future events to develop actuarial valuations of pension expense, assets, and liabilities.  These assumptions include expected rates of return on plan assets, discount rates, and mortality rates.

We determine the expected return on plan assets based upon the overall expected long-term rate of return over the period that benefits are expected to be paid. This estimate considers the targeted allocation of pension plan assets among securities with various risk and return profiles, and incorporates historical data as well as anticipated economic and market conditions by analyzing future expectations of asset performance, past return results, and current and expected asset allocations. Based on the results of these periodic reviews, we reduced our long-term expected return on plan assets to 7.75% for cost recognition purposes for fiscal years 2014 and 2013, from the expected rate of return of 8.25% for cost recognition purposes in fiscal year 2012 and transition period 2011.

The discount rate reflects the market for high-quality fixed income debt instruments and is subject to change each year.  As of December 29, 2013, the discount rate used to determine the benefit obligation was 4.45% as compared to 3.5% at December 30, 2012, reflecting the increasing interest rate environment that occurred throughout much of fiscal year 2013.

Index

We believe that the assumptions we used in valuing our pension plan are appropriate and reasonable, however, actual experience may differ from our assumptions. Actual results that differ from assumptions are accumulated as deferred actuarial gains or losses, and are recognized as increases or decreases in other comprehensive income or loss ("OCI"). The amount accumulated in OCI impacts future periodic pension expense through subsequent amortization of the gains and losses in accordance with the methods specified in ASC Topic 715, Employers’ Accounting for Pensions ("ASC 715"). As permitted under ASC 715, we use the corridor approach to determine the aggregate amount of actuarial gains or losses that must be recognized, and we then amortize those gains or losses on a straight-line basis over the average future life expectancy of our plan participants, due to the fact that all of our plan participants are considered inactive, as our plan is frozen. Deferred actuarial losses which will be amortized into earnings in future accounting periods totaled $169 million at December 29, 2013.

We contributed $24.9 million to our pension plan in fiscal 2013, and we currently expect to contribute approximately $15 million in fiscal 2014. Pension plan expense for fiscal 2014 is expected to decrease to approximately $3.7 million from $6.4 million in fiscal 2013 (see Note 12 of Notes to Consolidated Financial Statements under Item 8).

Reserves for Contingencies

We periodically record the estimated impact of various conditions, situations, or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under ASC Topic 450, Contingencies ("ASC 450").  ASC 450 defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.

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

Results of Operations for the Twelve Months Ended December 29, 2013 (Fiscal Year 2013), Compared with the Twelve Months Ended December 30, 2012 (Fiscal Year 2012)

Net Sales and Gross Profit

Net sales decreased 10% to $103.3 million for the twelve months ended December 29, 2013, from sales of $114.3 million for the twelve months ended December 30, 2012. The decrease in net sales was due primarily to lower sales of products for material handling applications, which decreased $4.4 million year-over-year, and lower sales of products for mining applications, which decreased $3.3 million. In addition, sales into renewable energy markets declined $2.9 million year-over-year following our decision late in fiscal 2012 to no longer pursue new business opportunities in those markets. Net sales by primary market were as follows, in millions:

Index

Twelve Months Ended	December 29, 2013		December 30, 2012
	Sales	% of Sales	Sales	% of Sales

Material handling	$76.6	74%	$81.0	71%
Elevator motion control	22.2	21%	22.6	20%
Energy systems (renewable energy and mining)	4.5	4%	10.7	9%
Total net sales	$103.3	100%	$114.3	100%

Gross profit for the twelve months ended December 29, 2013, decreased to $35.3 million (34.2% of sales) from $39.8 million (34.9% of sales) in the twelve months ended December 30, 2012. The decrease in gross profit for the twelve months ended December 30, 2012, was primarily due to lower sales volumes into material handling and mining markets, partially offset by pricing actions and cost reduction efforts enacted in the second half of fiscal 2013. Gross profit for fiscal 2012 was impacted by asset impairment charges of $1.2 million recorded in fiscal 2012 related to our renewable energy fixed assets.

Operating Expenses

Operating expenses are comprised of R&D expense, pension expense, and selling, general and administrative (“SG&A”) expenses.  R&D expense was $3.2 million for the twelve months ended December 29, 2013, or 3.1% of sales, compared to R&D expense of $3.8 million, or 3.4% of sales, for the twelve months ended December 30, 2012. The year-over-year decrease in R&D expense was mainly due to the lack of development projects related to products with renewable energy applications in fiscal 2013.

Pension expense for the twelve months ended December 29, 2013, decreased to $6.4 million from $6.9 million in the twelve months ended December 30, 2012 (see Note 12 of of Notes to Consolidated Financial Statements under Item 8).

SG&A expense was $20.9 million, or 20.3% of sales, for the twelve months ended December 29, 2013, compared to $21.1 million, or 18.4% of sales, for the twelve months ended December 30, 2012.  Selling expenses were $12.0 million, or 11.6% of sales, for the twelve months ended December 29, 2013, comparable to $12.2 million, or 10.6% of sales, for the twelve months ended December 30, 2012. General and administrative (“G&A”) expense was $8.9 million for the twelve months ended December 29, 2013, comparable to G&A expense of $8.9 million for the twelve months ended December 30, 2012.

Income from Operations

Income from operations was $4.8 million for the twelve months ended December 29, 2013, compared to income from operations of $8.0 million for the twelve months ended December 30, 2012.

Provision for Income Taxes

We recorded a tax provision of $1.0 million for the twelve months ended December 29, 2013, and $1.1 million for the twelve months ended December 30, 2012, mainly due to non-cash deferred tax provisions of $0.9 million and $1.0 million recorded in those periods respectively, related to changes in deferred tax liabilities from goodwill amortization.  The remainder of our provision or benefit for income taxes is comprised of provisions or benefit for income taxes on our pretax operating results in Canada (see Note 9 of Notes to Consolidated Financial Statements under Item 8).

Income from Continuing Operations

For the twelve months ended December 29, 2013, we recorded income from continuing operations of $3.8 million, or $1.13 per diluted share, compared to income from continuing operations of $6.9 million for the twelve months ended December 30, 2012, or $2.14 per share, on a diluted basis.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the twelve months ended December 29, 2013, of $0.6 million, or a $0.19 loss per share on a diluted basis, compared to income from discontinued operations of $5.7 million, or $1.76 per share on a diluted basis, for the twelve months ended December 30, 2012.

Index

Our loss from discontinued operations for the twelve month period ended December 29, 2013, related entirely to previously divested businesses, comprised mainly of legal and professional fees incurred in various matters (see Notes 2 and 10 of Notes to Consolidated Financial Statements under Item 8).

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

Net Income

We recorded net income for the twelve months ended December 29, 2013, of $3.1 million, or $0.94 per share on a diluted basis, compared to net income of $12.6 million, or $3.90 per share, on a diluted basis for the twelve months ended December 30, 2012.

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

SG&A expense was $21.1 million, or 18.4% of sales, for the twelve months ended December 30, 2012, compared to $21.2 million, or 18.0% of sales, for the twelve months ended January 2, 2012.  Selling expenses were $12.2 million, or 10.6% of sales, for the twelve months ended December 30, 2012, compared to $10.5 million, or 8.9% of sales, for the prior year comparable period.  The increase in selling expense was due to higher sales commission expense, increased payroll costs from

Index

headcount additions, and higher discretionary spending.  General and administrative (“G&A”) expense decreased to $8.9 million for the twelve months ended December 30, 2012, from $10.7 million for the twelve months ended January 1, 2012, mainly due to lower incentive compensation provisions.

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

Index

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

Index

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balances decreased $13.7 million during fiscal 2013, from $28.7 million at December 30, 2012, to $15.0 million at December 29, 2013.  Restricted cash balances remained unchanged during fiscal 2013 at $0.3 million.   The primary source of cash during fiscal 2013 was income from continuing operations of $3.8 million, which reflects non-cash charges totaling $8.7 million for depreciation, amortization, pension, stock compensation and deferred income tax provisions.

The primary uses of cash in fiscal 2013 were $24.9 million in contributions to our defined benefit pension plan, $1.1 million of disbursements related to discontinued operations, and $0.5 million for capital expenditures. There were no significant changes in our operating assets and liabilities in total, as decreases in accounts receivable, inventories, and other assets were largely offset by decreases in accounts payable and other accrued liabilities (see Note 14 of Notes to Consolidated Financial Statements). Our accounts receivable decreased during fiscal 2013 by $0.7 million, and our inventories decreased $1.5 million, both mainly due to lower volume in fiscal 2013. Current liabilities decreased during fiscal 2013 by $2.8 million, mainly due to lower accounts payable balances again due to lower volume, and payment in fiscal 2013 of incentive compensation amounts accrued as of the end of fiscal 2012.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures during fiscal 2014 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition, and the general economy.

In December 2007, we entered into an agreement with Associated Bank, N.A. ("Associated Bank") providing for a $10 million revolving credit facility (the “revolving facility”). Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which required minimum operating profit levels and limited annual capital expenditures.  Borrowings under the revolving facility at that time were collateralized by our accounts receivable and inventory.

We have subsequently entered into several amendments to the revolving facility, mainly to increase the commitment amount of Associated Bank to $12.5 million, extend the maturity date of the revolving facility, to broaden the security interest of Associated Bank to collateralize all of our assets, and to establish or modify certain covenants with which we must comply under the terms of the amended revolving facility.

In June 2013, we entered into the fifth amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2014; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2012, through March 31, 2014; and (iii) establish maximum cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement.

In December 2013, we entered into the most recent sixth amendment to the revolving facility, the purpose of which was to increase the maximum cash amounts that we could contribute to our defined benefit pension plan during the fourth quarter of fiscal 2013.

Index

There were no amounts outstanding under the revolving facility as of December 29, 2013.  We are currently in compliance with all covenants of the revolving credit facility, as amended.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $75 million from April 2008 through December 2013, including nearly $25 million during fiscal 2013. These contributions have been funded by cash generated from operations and existing cash on hand.  Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $43 million, relatively significant given the Company’s current size and cash flow.  Estimated pension contributions for fiscal 2014 are currently projected at $15 million. Actual future contribution amounts will likely vary from current estimated future contributions, depending on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to plan assets.

Based upon current plans and business conditions, we believe that current cash balances and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, required pension plan contributions, and other commitments over the next 12 months.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements or variable interest entities as of December 29, 2013.

Summary of Contractual Obligations and Commitments

Future payments due under contractual obligations of our continuing operations as of December 29, 2013, were as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Pension funding obligations	$15,284	$13,815	$9,400	$4,700	$43,199
Operating lease obligations	1,231	1,935	1,706	1,879	6,751
Purchase obligations	15,978	—	—	—	15,978
Total	$32,493	$15,750	$11,106	$6,579	$65,928

Pension funding amounts in the table above are based on current regulations and actuarial estimates as of December 29, 2013, and are not discounted. The net present value of our future pension funding obligations, discounted at a rate of 4.45% (the rate used to estimate our projected benefit obligation at December 2013), total approximately $38 million. Estimated pension funding obligation amounts could vary, depending on future interest rate levels, values in equity and fixed-income markets, changes in mortality rates, or changes in pension funding legislation that may be enacted in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The fair value of our debt was zero at December 29, 2013.  However, we do have significant pension liabilities and funding obligations which vary as interest rates change.  We used an average interest rate of 4.8% in determining our aggregate pension funding obligations of approximately $43 million as of December 29, 2013 (see “Summary of Contractual Obligations and Commitments” table under Item 7).  A hypothetical increase of 100 basis points from the average interest rate used in the calculation would reduce our aggregate pension funding obligation to approximately $23 million at December 29, 2013.  Similarly, a hypothetical decrease of 100 basis points would increase our aggregate pension funding obligation to approximately $67 million at December 29, 2013.

Foreign Currency Exchange Rates

We generally do not enter into foreign exchange contracts to protect against reductions in value and volatility of future cash flows caused by changes in exchange rates, but we may selectively enter into foreign exchange contracts to hedge certain

Index

exposures.  Gains and losses on these non-U.S. currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

We did not have any foreign currency contracts, or hedge instruments or contracts outstanding at December 29, 2013, or December 30, 2012.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders

Magnetek, Inc.

We have audited the accompanying consolidated balance sheets of Magnetek, Inc. as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for the years ended December 29, 2013 and December 30, 2012, the six months ended January 1, 2012 and the year ended July 3, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnetek, Inc. as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for the years ended December 29, 2013 and December 30, 2012, the six months ended January 1, 2012 and the year ended July 3, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 21, 2014

Index

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended			Six Months Ended		Fiscal Year Ended
(Amounts in thousands, except per share data)	December 29, 2013	December 30, 2012	January 1, 2012	January 1, 2012	January 2, 2011	July 3, 2011
			(unaudited)		(unaudited)
Net sales	$103,316	$114,274	$117,610	$58,721	$50,943	$109,832
Cost of sales	67,991	74,430	78,134	38,388	34,929	74,675
Gross profit	35,325	39,844	39,476	20,333	16,014	35,157
Operating expenses:
Research and development	3,246	3,834	4,394	2,103	2,069	4,360
Pension expense	6,365	6,936	5,895	2,706	3,311	6,500
Sales, general and administrative	20,939	21,052	21,187	10,644	8,308	18,851
Income (loss) from operations	4,775	8,022	8,000	4,880	2,326	5,446

Non operating income:
Interest income	—	—	—	—	(1)	(1)
Income (loss) from continuing operations before provision for income taxes	4,775	8,022	8,000	4,880	2,327	5,447
Provision for income taxes	1,016	1,096	892	549	287	630
Income (loss) from continuing operations	3,759	6,926	7,108	4,331	2,040	4,817
Income (loss) from discontinued operations, net of tax	(627)	5,697	(660)	(39)	(533)	(1,154)
Net income (loss)	$3,132	$12,623	$6,448	$4,292	$1,507	$3,663

Earnings per common share - basic
Income (loss) from continuing operations	$1.16	$2.18	$2.27	$1.38	$0.65	$1.54
Income (loss) from discontinued operations	$(0.19)	$1.79	$(0.21)	$(0.01)	$(0.17)	$(0.37)
Net income (loss)	$0.97	$3.97	$2.06	$1.36	$0.48	$1.17

Earnings per common share - diluted
Income (loss) from continuing operations	$1.13	$2.14	$2.22	$1.35	$0.65	$1.51
Income (loss) from discontinued operations	$(0.19)	$1.76	$(0.21)	$(0.01)	$(0.17)	$(0.37)
Net income (loss)	$0.94	$3.90	$2.01	$1.34	$0.48	$1.15

Weighted average shares outstanding - basic	3,231	3,174	3,138	3,148	3,127	3,134
Weighted average shares outstanding - diluted	3,339	3,238	3,194	3,212	3,151	3,187

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended			Six Months Ended		Fiscal Year Ended
(Amounts in thousands)	December 29, 2013	December 30, 2012	January 1, 2012	January 1, 2012	January 2, 2011	July 3, 2011
			(unaudited)		(unaudited)
Net income (loss)	$3,132	$12,623	$6,448	$4,292	$1,507	$3,663
Change in unrecognized pension liability	35,389	(8,867)	(32,576)	(35,940)	3,491	14,613
Change in currency translation adjustments	(284)	132	(42)	(218)	109	284
Comprehensive income (loss)	$38,237	$3,888	$(26,170)	$(31,866)	$5,107	$18,560

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

As of (Amounts in thousands)	December 29, 2013	December 30, 2012
Assets
Current assets:
Cash	$14,960	$28,706
Restricted cash	262	262
Trade accounts receivable, less allowances for doubtful accounts	15,100	15,833
Inventories	13,322	14,868
Prepaid expenses and other current assets	814	710
Total current assets	44,458	60,379

Property, plant and equipment:
Buildings and improvements	1,963	1,963
Machinery and equipment	21,301	20,797
Less accumulated depreciation	20,529	19,905
Net property, plant and equipment	2,735	2,855

Goodwill	30,427	30,485
Other assets	4,349	5,096
Total assets	$81,969	$98,815

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,403	$11,954
Accrued liabilities	4,833	6,097
Total current liabilities	15,236	18,051

Long-term pension benefit obligations	48,461	102,340
Other long-term obligations	911	1,095
Deferred income taxes	9,125	8,204
Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.10 par value, 100,000 shares authorized; 3,260 and 3,209 outstanding at December 29, 2013, and December 30, 2012, respectively	33	32
Additional paid-in capital	142,598	141,725
Retained earnings	17,088	13,956
Accumulated other comprehensive loss	(151,483)	(186,588)
Total stockholders' equity (deficit)	8,236	(30,875)
Total liabilities and stockholders' equity (deficit)	$81,969	$98,815

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
(Amounts in thousands)	Shares	Amount	Capital	Deficit)	Loss	Total
Balance, June 27, 2010	3,120	$31	$139,246	$(6,622)	$(156,592)	$(23,937)

Shares issued	—	—				—
Shares purchased	—	—	—			—
Stock-based compensation expense	—	—	629			629
Shares issued to trust	18	—	286			286
Net income (loss)				3,663		3,663
Translation adjustments					284	284
Pension adjustments					14,613	14,613
Comprehensive income (loss)						18,560
Balance, July 3, 2011	3,138	$31	$140,161	$(2,959)	$(141,695)	$(4,462)

Stock-based compensation expense	—	—	402			402
Shares issued to trust	20	1	180			181
Net income (loss)				4,292		4,292
Translation adjustments					(218)	(218)
Pension adjustments					(35,940)	(35,940)
Comprehensive income (loss)						(31,866)
Balance, January 1, 2012	3,158	$32	$140,743	$1,333	$(177,853)	$(35,745)

Stock-based compensation expense	—	—	824			824
Shares issued	42					—
Shares purchased	(14)	—	(151)			(151)
Shares issued to trust	23	—	309			309
Net income (loss)				12,623		12,623
Translation adjustments					132	132
Pension adjustments					(8,867)	(8,867)
Comprehensive income (loss)						3,888
Balance, December 30, 2012	3,209	$32	$141,725	$13,956	$(186,588)	$(30,875)

Exercise of stock options	8		99			99
Stock-based compensation expense	—	—	676			676
Shares issued	37	1				1
Shares purchased	(13)	—	(218)			(218)
Shares issued to trust	19	—	316			316
Net income (loss)				3,132		3,132
Translation adjustments					(284)	(284)
Pension adjustments					35,389	35,389
Comprehensive income (loss)						38,237
Balance, December 29, 2013	3,260	$33	$142,598	$17,088	$(151,483)	$8,236

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended			Six Months Ended		Fiscal Year Ended
(Amounts in thousands)	December 29, 2013	December 30, 2012	January 1, 2012	January 1, 2012	January 2, 2011	July 3, 2011
Cash flows from operating activities:			(unaudited)		(unaudited)
Net income (loss)	$3,132	$12,623	$6,448	$4,292	$1,507	$3,663
Loss (income) from discontinued operations	627	(5,697)	660	39	533	1,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	663	2,082	898	423	439	914
Amortization	53	53	53	27	27	53
Stock-based compensation expense	676	824	690	402	341	629
Pension expense	6,365	6,936	5,895	2,706	3,311	6,500
Deferred income tax provision	929	950	833	477	493	849
Changes in operating assets and liabilities	164	(1,453)	5,915	3,100	(2,075)	740
Cash contribution to pension fund	(24,856)	(11,571)	(4,950)	(1,920)	(5,388)	(8,418)
Net cash provided by (used in) operating activities:
Continuing operations	(12,247)	4,747	16,442	9,546	(812)	6,084
Discontinued operations	(1,145)	4,079	(1,403)	(605)	(838)	(1,636)
Net cash provided by (used in) operating activities	(13,392)	8,826	15,039	8,941	(1,650)	4,448

Cash flows from investing activities:
Capital expenditures	(549)	(869)	(1,345)	(796)	(155)	(704)
Net cash provided by (used in) investing activities:
Continuing operations	(549)	(869)	(1,345)	(796)	(155)	(704)
Discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(549)	(869)	(1,345)	(796)	(155)	(704)

Cash flow from financing activities:
Proceeds from issuance of common stock	416	309	325	182	143	286
Purchase and retirement of treasury stock	(218)	(151)	—	—	—	—
Principal payments under capital lease obligations	(3)	(3)	(4)	(2)	(3)	(5)
Net cash provided by (used in) financing activities:
Continuing operations	195	155	321	180	140	281
Discontinued operations	—	—	—	—	—	—
Net cash provided by (used in) financing activities	195	155	321	180	140	281

Net increase (decrease) in cash	(13,746)	8,112	14,015	8,325	(1,665)	4,025
Cash at the beginning of the period	28,706	20,594	6,579	12,269	8,244	8,244
Cash at the end of the period	$14,960	$28,706	$20,594	$20,594	$6,579	$12,269

The accompanying notes are an integral part of these consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in the notes to consolidated financial statements are expressed in thousands unless otherwise noted, except share and per share data)

1.   Summary of Significant Accounting Policies

Profile

Magnetek, Inc. (the “Company” or “Magnetek”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  The Company’s products consist primarily of programmable motion control and power conditioning systems used on overhead cranes and hoists, elevators, and underground mining equipment.

Basis of Presentation

The consolidated financial statements include the accounts of Magnetek, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

On August 4, 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 of each calendar year to the Sunday nearest to December 31, with the change to a calendar year reporting cycle beginning January 2, 2012. The intent of the change was to align the reporting of financial results more closely with peers and to better align the Company's business cycle with suppliers and customers. Fiscal years 2013 and 2012 refer to the twelve-month periods ended December 29, 2013, and December 30, 2012, respectively, and each fiscal year contained 52 weeks. Transition period 2011 refers to the six-month transition period ended January 1, 2012, and contained 26 weeks. Fiscal year 2011 refers to the twelve-month period ended July 3, 2011, and contained 53 weeks. Supplemental financial information in these financial statements with respect to the twelve months ended January 1, 2012, and the six months ended January 2, 2011, is unaudited.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company is subject to losses from uncollectable receivables in excess of its allowances.  The Company maintains allowances for doubtful accounts for estimated losses from customers’ inability to make required payments.  In order to estimate the appropriate level of these allowances, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends, and changes in customer payment patterns.  If the financial conditions of the Company’s customers were to deteriorate and impair their ability to make payments, additional allowances may be required in future periods.

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

Reserves for Litigation and Environmental Issues

The Company periodically records the estimated impacts of various conditions, situations, or circumstances involving uncertain outcomes.  The accounting for such events is prescribed under ASC Topic 450, Contingencies.  The Company does not record gain contingencies under any circumstances.  For loss contingencies, the loss must be accrued if information is available that indicates it is probable that the loss has been incurred, given the likelihood of uncertain events, and if the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management.  The Company uses its internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss.

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

Pension Benefits

The valuation of the Company’s pension plan requires the use of assumptions and estimates to develop actuarial valuations of pension expense, pension assets, and pension liabilities.  These assumptions include discount rates, investment returns, and mortality rates.  Changes in these assumptions could potentially have a material impact on the Company’s pension expense and related funding requirements.

Restricted Cash

At December 29, 2013, and December 30, 2012, the Company had $0.3 million of restricted cash related to minimum balance requirements associated with procurement of certain raw materials and supplies.

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

The Company performed the required annual impairment tests for fiscal years 2013 and 2012, transition period 2011, and fiscal year 2011, and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets

Additions to intangible assets are capitalized at fair market value and the carrying value of indefinite-lived intangibles is reviewed for impairment at least annually.  Intangible assets are included in other assets in the consolidated balance sheets, and are amortized over the estimated useful lives of the respective assets, principally on the straight-line method.  In fiscal 2009 and fiscal 2010, the Company acquired several patents related to the design and manufacture of digital DC drives for material handling and mining applications.  The cost of the patents, $533 as of December 29, 2013, and December 30, 2012, was capitalized and is included in other assets in the consolidated balance sheets.  The estimated useful life of the patents is 10 years. Accumulated amortization of the patents as of December 29, 2013, and December 30, 2012, was $291 and $238, respectively, resulting in a net carrying value as of those dates of $242 and $295, respectively.

Stock-Based Compensation

The Company records stock-based compensation expenses in accordance with ASC Topic 718, Stock Compensation (formerly SFAS No. 123R, Accounting for Stock-Based Compensation). Compensation expense related to all stock-based awards for fiscal years 2013 and 2012, transition period 2011, and for fiscal year 2011 is included in selling, general and administrative expense in the consolidated statements of operations.  No tax benefit was recorded on the stock compensation expense for fiscal years 2013 and 2012, transition period 2011, or fiscal year 2011 due to deferred tax valuation allowances recorded by the Company in those years.

Research and Development

Expenditures for research and development are charged to expense as incurred and totaled $3,246 for fiscal 2013, $3,834 for fiscal 2012, $2,103 for the six-month transition period 2011, and $4,360 for fiscal year 2011.

Advertising

Expenditures for advertising are charged to expense as incurred and totaled $58 for fiscal year 2013, $88 for fiscal year 2012, $26 for the six-month transition period 2011, and $74 for the fiscal year 2011.

Foreign Currency Translation

The accounts of the Company’s foreign entities are measured using local currency as the functional currency.  Assets and liabilities are translated to the reporting currency (U.S. Dollar) at the exchange rate in effect at year-end.  Revenues and expenses are translated at the rates of exchange prevailing during the year.  Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive gain or loss in stockholders’ equity.

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

In February 2010, the SEC approved a work plan regarding convergence of US GAAP with International Financial Reporting Standards (“IFRS”) and the timeline for the preparation of financial statements by U.S. registrants under IFRS. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS no earlier than in fiscal 2016. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

2.  Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns, are classified as discontinued operations.  The results of discontinued operations follow:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011
Income (loss) from discontinued operations before interest and income taxes	$(627)	$703	$(39)	$(1,154)
Income on sale of telecom power systems business	—	32	—	—
Gain from settlement agreement, net of fees	—	4,962	—	—
Income (loss) from discontinued operations	$(627)	$5,697	$(39)	$(1,154)

The Company's loss from discontinued operations of $0.6 million in fiscal 2013 was comprised mainly of charges of $0.3 million for environmental matters and $0.2 million for legal fees related to asbestos matters from previously divested businesses (see Note 10 of Notes to Consolidated Financial Statements).

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

The Company’s loss from discontinued operations in fiscal 2011 includes charges of $0.5 million for environmental matters, $0.3 million for legal fees related to asbestos issues, and $0.3 million for other legal fees and other costs related to previously divested businesses.

3.  Goodwill

The change in the carrying value of goodwill for the periods ended December 29, 2013, and December 30, 2012, is as follows:

	December 29, 2013	December 30, 2012
Balance at beginning of period	30,485	30,465
Currency translation	(58)	20
Balance at end of period	30,427	30,485

Index

4.  Inventories

Inventories consist of the following:

	December 29, 2013	December 30, 2012
Raw materials	$8,531	$9,754
Work in process	1,344	1,554
Finished goods	3,447	3,560
Total inventory	$13,322	$14,868

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

The Company has subsequently entered into several amendments to the revolving facility, mainly to increase the commitment amount to $12.5 million, to extend the maturity date of the revolving facility, to broaden the security interest of Associated Bank to collateralize all assets of the Company, and to establish or modify certain covenants with which the Company must comply under the terms of the amended revolving facility.

In June 2013, the Company and Associated Bank entered into the fifth amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2014; (ii) establish minimum adjusted earnings before interest, taxes, depreciation and amortization requirements for the three-month periods ending December 31, 2012, through March 31, 2014; and (iii) establish maximum cash amounts the Company can contribute to its defined benefit pension plan during the term of the agreement.

In December 2013, the Company and Associated Bank entered into the most recent sixth amendment to the revolving facility, the purpose of which was to increase the maximum cash amounts the Company could contribute to its defined benefit pension plan during the fourth quarter of fiscal 2013.

There were no amounts outstanding on the amended revolving facility as of December 29, 2013.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

Index

6.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods ended:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011
Numerator:
Income (loss) from continuing operations	$3,759	$6,926	$4,331	$4,817
Income (loss) from discontinued operations	(627)	5,697	(39)	(1,154)
Net income (loss)	$3,132	$12,623	$4,292	$3,663

Denominator:
Weighted average shares for basic income (loss) per share	3,231	3,174	3,148	3,134
Add dilutive effect of stock options outstanding	108	64	64	53
Weighted average shares for diluted income (loss) per share	3,339	3,238	3,212	3,187

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$1.16	$2.18	$1.38	$1.54
Income (loss) per share from discontinued operations	$(0.19)	$1.79	$(0.01)	$(0.37)
Net income (loss) per share - basic	$0.97	$3.97	$1.36	$1.17

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$1.13	$2.14	$1.35	$1.51
Income (loss) per share from discontinued operations	$(0.19)	$1.76	$(0.01)	$(0.37)
Net income (loss) per share - diluted	$0.94	$3.90	$1.34	$1.15

     Outstanding options to purchase 147 thousand and 174 thousand shares of common stock for fiscal years 2013 and 2012, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive. Similarly, outstanding options to purchase 179 thousand and 178 thousand shares of common stock for the six-month period ended January 1, 2012 and fiscal year 2011, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

7.  Fair Values of Financial Instruments

The carrying amounts of certain financial instruments including cash, restricted cash, accounts receivable, and accounts payable approximate their fair values based on the short-term nature of these instruments.  In addition, the Company’s investment in an annuity contract of $3.9 million at December 29, 2013, and $4.6 million at December 30, 2012, is recorded at fair value based upon the net asset value of the contract.  The annuity contract is included in other assets in the accompanying consolidated balance sheet and is classified as a level 2 asset within the fair value hierarchy (refer to Note 12 of Notes to Consolidated Financial Statements for a definition of the fair value levels).

8.  Asset Impairment Charges

In the fourth quarter of fiscal 2012, the Company committed to a plan to no longer pursue new business opportunities in renewable energy, due to significantly diminished expectations for future sales of inverters into renewable energy markets. As a result, the Company determined at that time that its fixed assets used in the manufacture and test of inverters were impaired. Accordingly, the Company recorded a non-cash, pre-tax impairment charge of $1.2 million. The charge is included in cost of sales in the accompanying consolidated statement of operations for the fiscal year ended December 30, 2012. The impairment charge reduced the net book value of the Company's renewable energy fixed assets to a negligible amount.

Index

9.  Income Taxes

The Company’s provision for income taxes, all of which relates to its continuing operations, consists of the following:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
For the period ended	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011
Current
Federal	$—	$—	$—	$—
State	—	45	—	—
Foreign	87	101	48	(219)
Deferred
Federal	926	955	477	953
State and foreign	3	(5)	24	(104)
Provision for income taxes	$1,016	$1,096	$549	$630

The Company did not record any provision for income taxes related to its discontinued operations for fiscal years 2013 or 2012, transition period 2011, or for fiscal year 2011, as the Company has a full valuation allowance and available net operating losses.

A reconciliation of the Company's effective tax rate for continuing operations to the statutory Federal tax rate follows:

	Fiscal Year Ended				Six Months Ended		Fiscal Year Ended
	December 29, 2013		December 30, 2012		January 1, 2012		July 3, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Provision (benefit) computed at the statutory rate	$1,670	35.0	$2,808	35.0	$1,708	35.0	$1,906	35.0
Losses not benefited	—	—	—	—	—	—	—	—
Use of net operating losses	(622)	(13.0)	(1,652)	(20.2)	(1,124)	(23.0)	(896)	(16.5)
Foreign tax rate differential	(32)	(0.7)	(60)	(0.8)	(35)	(0.7)	(380)	(7.0)
Total provision for income taxes	$1,016	21.3	$1,096	14.0	$549	11.3	$630	11.5

Income before provision for income taxes of the Company's foreign subsidiaries (located in Canada and the United Kingdom) included in continuing operations was approximately $368, $447, $305, and $341 for fiscal years 2013 and 2012, the six-month transition period 2011, and fiscal year 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Index

Significant components of the Company's deferred tax liabilities and assets as of December 29, 2013, and December 30, 2012, follow:

	December 29, 2013	December 30, 2012
Deferred tax liabilities
Depreciation and amortization (including differences in the basis of acquired assets)	$(9,125)	$(8,204)
Total deferred tax liabilities	(9,125)	(8,204)

Deferred tax assets
Inventory and other reserves	2,329	2,152
Pension benefit obligation	19,055	40,240
Net operating loss and capital loss carryforwards	88,784	85,080
Total gross deferred tax assets	110,168	127,472
Less valuation allowance	(110,090)	(127,386)
Deferred tax assets less valuation allowance	78	86
Net deferred tax liability	$(9,047)	$(8,118)

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

The Company had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $227 million and $212 million as of December 29, 2013, and December 30, 2012, respectively. The potential tax benefit of all carryforwards has been fully reserved with a valuation allowance and therefore there is no net tax asset on the consolidated balance sheets related to this asset at December 29, 2013, or at December 30, 2012.  The Company’s NOLs have a carryforward period of 20 years with expiration dates ranging from 2019 to 2033.  As the balance sheet reflects no benefit of such NOLs, the Company anticipates that no federal tax liability, other than alternative minimum tax, would be recorded when U.S. taxable income is generated and such carryforwards are utilized.

The Company regularly completes internal evaluations as to whether ordinary transfers of the Company’s common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  Based on available information, the Company has determined that no such ownership change has occurred as of the end of December 29, 2013.  If such ownership change had occurred, utilization of the Company’s NOLs would be subject to annual limitation provisions per the Internal Revenue Code and similar state laws.

Index

10.  Commitments and Contingencies

Leases

The Company leases certain facilities and machinery and equipment primarily under operating lease arrangements, which generally provide renewal options. Future minimum rental payments under noncancellable operating leases as of December 29, 2013, follow:

Minimum
Lease
Fiscal Year	Payments
2014	1,231
2015	997
2016	938
2017	859
2018	847
Thereafter	1,879
Total lease payments	$6,751

Rent expense was $1.3 million, $1.1 million, $0.6 million, and $1.2 million for fiscal years 2013 and 2012, the six-month transition period 2011, and fiscal year 2011, respectively.

Litigation-Product Liability

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

Litigation—Patent Infringement and Related Proceedings

In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involved a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. The Company alleged that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company sought damages in the amount of $18.75 million. Following a December 2011 mediation, on January 9, 2012, the Company entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to Magnetek, which the Company received in January 2012. The federal proceeding and the Illinois Supreme Court proceeding were subsequently dismissed, also in January 2012. The Company entered into the settlement agreement to eliminate the uncertainties, burden and expense of further litigation. The Company recorded the settlement payment as a gain in discontinued operations in the first quarter of fiscal 2012, as the initial patent infringement claim related to a business the Company divested in 2003.

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

Index

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

In October 2010, the Company received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleged potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately 2.6 million Euros (or approximately US$3.6 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held on July 5, 2012 on the tax assessment for the period of July 2003 to June 2004. On September 20, 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. On February 22, 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. On August 2, 2012, the tax authority in Arezzo, Italy issued additional notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 9.5 million Euros (approximately US$13.0 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.9 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them. On October 1, 2013, the Court of Appeal of Florence issued its decision in the Canova matter rejecting all claims of the appellant Canova against Magnetek, Inc. and ordered Mr. Canova to pay a nominal amount in favor of Magnetek, Inc. toward the Company's legal expenses incurred in the appeal. Mr. Canova retains the right to appeal the decision to the Supreme Court within one year after the decision of the Court of Appeal was formally published (October 16, 2013). Any review by the Supreme Court would be limited to a review of the legal basis of the decision and no review of the merits of the case is possible.

Litigation - Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during fiscal years 2013 or 2012, transition period 2011, or fiscal year 2011.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for clean-up costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2013 or 2012, transition period 2011, or fiscal year 2011.  Although the materiality of future

Index

expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of clean-up activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.5 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of December 29, 2013.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

Letters of Credit

The Company had approximately $0.8 million of outstanding letters of credit as of December 29, 2013.

Index

11.  Stock-Based Compensation Agreements

The Company has two stock option plans (the "Plans"), one of which provides for the issuance of both incentive stock options (under Section 422A of the Internal Revenue Code of 1986) and non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant, and one of which provides only for the issuance of non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. One of the Plans also provides for the issuance of stock appreciation rights, restricted stock, incentive bonuses and incentive stock units. The total number of shares of the Company's common stock available for issuance of stock options and other stock rights under the Plans is approximately 158 thousand shares.

Under the provisions of the Plans, key employees and non-employee directors may be granted options to purchase shares of Magnetek common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Company’s Board of Directors, with vesting periods generally ranging from two to four years.  The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield.  Many of these assumptions are judgmental and highly sensitive.  Following is a table of the weighted average fair value of the Company’s stock option grants for fiscal years 2013 and 2012, transition period 2011, and for fiscal year 2011, using the Black-Scholes valuation model, assuming no dividends, with the following assumptions:

	Fiscal Year Ended		Six Months Ended	Fiscal Year
	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011
Expected life in years	5.8	5.3	5.6	5.7
Expected stock price volatility	70.9%	74.9%	73.7%	73.3%
Risk-free interest rate	2.0%	0.8%	1.2%	1.6%
Options granted (in thousands)	6	15	11	42
Weighted average fair value of options granted	$14.03	$6.47	$6.18	$8.00

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

During fiscal 2013, the Company recorded $0.7 million of stock-based compensation related to all share-based awards. For fiscal year 2012, transition period 2011 and fiscal year 2011, the Company recorded $0.8 million, $0.4 million, and $0.6 million, respectively, of stock-based compensation related to share-based awards.  Stock-based compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of December 29, 2013, there was $1.0 million of total unrecognized compensation cost related to all stock option and restricted share grants, to be expensed ratably over a weighted-average remaining period of 1.8 years.

Index

A summary of certain information with respect to outstanding stock options under the Plans follows (options in thousands):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000's)
Options outstanding, June 27, 2010	232	$51.60	$—
Granted	42	$12.60
Exercised	—	—
Canceled	(96)	58.90
Options outstanding, July 3, 2011	178	$38.50	$270
Granted	11	$9.82
Exercised	—	—
Canceled	(10)	107.81
Options outstanding, January 1, 2012	179	$32.67	$1
Granted	15	$10.41
Exercised	—	$—
Canceled	(20)	$65.26
Options outstanding, December 30, 2012	174	$26.88	$18
Granted	6	$22.23
Exercised	(8)	$12.06
Canceled	(25)	$22.67
Options outstanding, December 29, 2013	147	$28.22	$624
Exercisable options, July 3, 2011	114	$50.90	$23
Exercisable options, January 1, 2012	112	$43.42	$—
Exercisable options, December 30, 2012	115	$34.91	$9
Exercisable options, December 29, 2013	132	$29.87	$486

The following table provides information regarding exercisable and outstanding options as of December 29, 2013 (options in thousands):

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)
8.48 - $10.00	4	$8.48	8.0	8	$8.48	8.0
10.01 - $15.00	32	11.43	7.0	38	11.27	7.3
15.01 - $20.00	7	17.79	7.5	7	17.79	7.5
20.01 - $30.00	47	22.77	4.6	52	22.71	5.2
30.01 - $80.00	42	55.74	2.1	42	55.74	2.1
Total	132	$29.87	4.7	147	$28.22	5.1

Index

The following table provides information regarding vested and unvested restricted stock activity for fiscal year 2011, for the six-month transition period 2011, and for fiscal years 2012 and 2013 (shares in thousands):

	Shares	Weighted average grant date fair value	Fair value of vested shares at vesting date
Unvested at June 27, 2010	64	$15.30
Granted	50	$11.80
Vested	—	—	$—
Forfeited	(23)	14.40
Unvested at July 3, 2011	91	$13.60
Granted	21	$13.00
Vested	—	—
Forfeited	—	—
Unvested at January 1, 2012	112	$13.48
Granted	46	$16.66
Vested	(42)	$14.85	$437
Forfeited	(11)	$13.38
Unvested at December 30, 2012	105	$14.35
Granted	66	$12.60
Vested	(37)	$12.28	$618
Forfeited	(3)	$11.50
Unvested at December 29, 2013	131	$14.11

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

Net pension expense for the Company’s pension plan follows:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011

Interest cost	$7,854	$8,655	$4,919	$9,686
Expected return on plan assets	(10,246)	(9,741)	(5,394)	(10,041)
Recognized net actuarial loss	8,757	8,022	3,181	6,855
Net pension expense	$6,365	$6,936	$2,706	$6,500

Net pension expense for fiscal 2014 is estimated at $3.7 million.  During that time, it is expected that $7.2 million of amounts included in accumulated other comprehensive loss will be recognized in net periodic benefit cost.  The expected long-term rate of return on pension plan assets in determining fiscal 2014 pension expense is 7.75%.

Index

Pension benefit obligations at year-end, the fair value of pension plan assets, and the pension plan funded status are as follows:

	December 29, 2013	December 30, 2012
Change in Benefit Obligation:
Benefit obligation at beginning of period	$230,257	$217,452
Interest cost	7,854	8,655
Actuarial loss (gain)	(17,762)	16,922
Benefits paid	(11,285)	(12,772)
Benefit obligation at end of period	$209,064	$230,257

Change in Plan Assets:
Fair value of plan assets at beginning of period	$127,917	$119,344
Actual return on plan assets	19,115	9,774
Employer contributions	24,856	11,571
Benefits paid	(11,285)	(12,772)
Fair value of plan assets at end of period	$160,603	$127,917

Funded status	$(48,461)	$(102,340)
Unrecognized net actuarial loss	169,070	204,459
Net amount recognized	$120,609	$102,119

Amounts Recognized in Statement of Financial Position:
Pension benefit obligations, net	$(48,461)	$(102,340)
Accumulated other comprehensive loss	169,070	204,459
Net amount recognized	$120,609	$102,119

The pension plan has been in a net under-funded position for the past several years, and as a result, the Company recognized an additional minimum pension liability on its balance sheet in accordance with ASC 715.  The pension plan’s unrecognized losses of $169.1 million and $204.5 million (excluding tax benefits of $17 million) at December 29, 2013, and December 30, 2012, respectively, have been recorded as a reduction to equity in accumulated other comprehensive loss on the Company’s consolidated balance sheets.

During fiscal years 2013 and 2012, the Company made contributions totaling $24.9 million and $11.6 million to the pension plan. The Company previously made required contributions to the pension plan of $1.9 million in transition period 2011, and $8.4 million in fiscal 2011. Based upon current actuarial projections and pension funding regulations, future minimum required contributions to the pension plan are estimated at $43.2 million, of which approximately $15.3 million is scheduled to be contributed during fiscal 2014.  The net present value of the future required minimum contributions, discounted at 4.45%, is estimated at $38.0 million. Required contributions after fiscal 2014 are subject to change and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the pension plan.

Weighted average assumptions used to determine benefit cost and benefit obligation for the pension plan follow:

Index

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011
Discount rate used to determine benefit obligation	4.45%	3.50%	4.05%	5.15%
Discount rate used to determine benefit cost	3.50%	4.05%	5.15%	5.10%
Expected return on plan assets	7.75%	8.25%	8.25%	8.50%
Measurement date for pension benefit obligations	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011

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

Fixed income holdings include core fixed income securities rated investment grade or better, such as bonds and debentures issued by domestic and foreign private and governmental issuers, as well as high-yield fixed income securities rated below investment grade. The fixed income investment strategy includes longer term maturities which match longer duration pension liabilities, and also includes the higher yield alternatives which are shorter in duration and allow for higher potential

Index

returns. The emerging market debt portion of the portfolio consists primarily of debt securities rated below investment grade of government and corporate issuers in emerging market countries and of entities organized to restructure outstanding debt of such issuers. The primary strategy for investing in emerging market debt is to provide opportunities to earn higher returns than core fixed income.

Limited partnership holdings consist primarily of investments in hedge funds and private investment funds. The portfolio may be allocated across several hedge fund styles and strategies, and may include equity securities, debt securities, asset-backed securities, exchange-traded funds, and derivatives. Investments in limited partnerships provide opportunities to earn above market returns.

The fair values of pension plan assets as of December 29, 2013, follows:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Plan Assets	December 29, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3	$3	$—	$—
Equity holdings:
U.S. large cap	21,273	21,273	—	—
U.S. small cap	7,216	7,216	—	—
U.S. blended cap	27,794	27,794	—	—
International equity	34,503	34,503	—	—
Total equity holdings	90,786	90,786	—	—
Fixed income holdings:
Core fixed income	13,654	—	13,654	—
Diversified short term debt	9,732	—	9,732	—
Emerging market debt	7,942	—	7,942	—
High yield debt	2,517	—	2,517	—
Total fixed income holdings	33,845	—	33,845	—
Multi asset class holdings	15,032	—	15,032	—
Limited partnership holdings	20,937	—	20,937	—
Total pension plan assets	$160,603	$90,789	$69,814	$—

Index

The fair values of pension plan assets as of December 30, 2012, follows:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Plan Assets	December 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$—	$—	$—	$—
Equity holdings:
U.S. large cap	43,759	43,759	—	—
U.S. small cap	4,087	4,087	—	—
International equity	25,185	25,185	—	—
Total equity holdings	73,031	73,031	—	—
Fixed income holdings:
Core fixed income	19,618	—	19,618	—
Emerging market debt	5,130	—	5,130	—
Total fixed income holdings	24,748	—	24,748	—
Limited partnership holdings	30,138	—	30,138	—
Total pension plan assets	$127,917	$73,031	$54,886	$—

Pension plan assets do not include any shares of Company common stock as of December 29, 2013, or at December 30, 2012.

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

The fair value of the Company's pension plan investments in limited partnership holdings has been estimated using the net asset value per share of the investment as a practical expedient. Investments in limited partnerships were categorized as level 3 investments at January 1, 2012, due to lock-up provisions which prohibited the sale of the Company's interest in these investments for specified periods of time. These lockup provisions have since expired, and the investments in limited partnerships can now be redeemed at net asset value in the near term (within three to six months). As a result, the investments in limited partnerships were reclassified from level 3 assets at January 1, 2012, to level 2 assets at December 30, 2012.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 29, 2013, and December 30, 2012:

	December 29, 2013	December 30, 2012
Balance, beginning of period	$—	$28,911
Depreciation in the fair market value of plan assets	—	—
Reclassification of assets to level 2	—	(28,911)
Balance, end of period	$—	$—

Index

Expected future benefit payments under the pension plan by fiscal year are as follows:

Fiscal	Benefit
Year	Payment
2014	$13,510
2015	13,199
2016	13,525
2017	13,405
2018	13,410
2019-2023	68,024

In addition to the pension plan, the Company maintains a defined contribution savings plan (“401k plan”) for eligible employees.  Contributions made by the Company to the 401k plan during fiscal 2013 were $444. Contributions made by the Company to the 401k plan during fiscal 2012, transition period 2011, and fiscal 2011 were $449, $232, and $200, respectively.

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

Changes in the warranty reserve for fiscal years 2013 and 2012 follow:

	December 29, 2013	December 30, 2012
Balance at beginning of period	$370	$689
Amounts charged to (included in) earnings, net	603	(255)
Use of reserve for warranty obligations	(594)	(64)
Balance at end of period	$379	$370

14.  Supplemental Cash Flow Information

Changes in operating assets and liabilities of continuing operations follow:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
Fiscal period ended	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011
(Increase) decrease in accounts receivable	$733	$906	$1,498	$(1,801)
(Increase) decrease in inventories	1,546	(1,163)	624	(4,044)
(Increase) decrease in prepaids and other current assets	(104)	222	(402)	54
(Increase) decrease in other assets	747	226	343	460
Increase (decrease) in accounts payable	(1,559)	(1,339)	2,290	2,196
Increase (decrease) in accrued liabilities	(1,199)	(305)	(1,253)	3,875
Increase (decrease) in operating assets and liabilities	$164	$(1,453)	$3,100	$740
Cash paid for interest and paid (refunded) for income taxes :
Interest	$—	$—	$—	$—
Income taxes	$57	$210	$76	$(276)

Index

15.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 29, 2013	December 30, 2012
Unrecognized pension plan liabilities, net of $17,000 income tax benefit	$(152,070)	$(187,459)
Foreign currency translation adjustments	587	871
Accumulated other comprehensive loss	$(151,483)	$(186,588)

Changes in the components of accumulated other comprehensive income (loss) for the twelve months ended December 29, 2013, were as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$871	$(187,459)	$(186,588)
Other comprehensive income (loss) before reclassifications	(284)	—	(284)
Amounts reclassified from accumulated other comprehensive income (loss)	—	35,389	35,389
Balance, end of period	$587	$(152,070)	$(151,483)

The amount reclassified out of accumulated other comprehensive income (loss) reported in the table above is comprised entirely of actuarial losses related to the Company's defined benefit pension plan, and is included in the computation of periodic pension expense (see Note 12 of Notes to Condensed Consolidated Financial Statements). There is no tax effect on any of the current year activity included in the table above.

Index

16.  Business Segment and Geographic Information

The Company currently operates within a single business segment, digital power control systems, and sells its products primarily to large original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.  The Company does not have any single customer whose purchases represented 10% or more of the Company’s total revenue in fiscal year 2013.

Information with respect to the Company's foreign subsidiaries follows:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
For the fiscal period	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011
Sales	$6,694	$7,164	$3,930	$6,593
Income from operations	368	447	305	341
Identifiable assets	7,882	6,553	5,665	5,200
Capital expenditures	0.036	—	—	—
Depreciation and amortization	31	26	23	53

Sales by foreign subsidiaries include sales of products to customers within the U.S.

Export sales from the United States were $4,625 during fiscal 2013, $6,698 during fiscal 2012, $3,327 during transition period 2011, and $5,624 in fiscal year 2011.

17.  Quarterly Results (unaudited)

The supplementary financial information presented below provides quarterly financial data for fiscal year 2013 and for fiscal year 2012.

Fiscal 2013 quarter ended	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013
Net sales	$25,059	$27,006	$26,011	$25,240
Gross profit	8,142	9,343	9,175	8,665
Income (loss) from operations	806	1,473	1,545	951
Income (loss) from continuing operations before income taxes	806	1,473	1,545	951
Provision for income taxes	261	280	262	213
Income (loss) from continuing operations	545	1,193	1,283	738
Income (loss) from discontinued operations	(73)	(28)	(161)	(365)
Net income (loss)	$472	$1,165	$1,122	$373

Earnings per common share - basic:
Income (loss) from continuing operations	$0.17	$0.37	$0.40	$0.23
Income (loss) from discontinued operations	$(0.02)	$(0.01)	$(0.05)	$(0.11)
Net income (loss)	$0.15	$0.36	$0.35	$0.12

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.16	$0.36	$0.38	$0.22
Income (loss) from discontinued operations	$(0.02)	$(0.01)	$(0.04)	$(0.11)
Net income (loss)	$0.14	$0.35	$0.34	$0.11

Index

Fiscal 2012 quarter ended	April 1, 2012	July 1, 2012	September 30, 2012	December 30, 2012
Net sales	$28,725	$29,001	$26,863	$29,685
Gross profit	10,641	10,155	9,670	9,378
Income (loss) from operations	2,451	2,540	1,891	1,140
Income (loss) from continuing operations before income taxes	2,451	2,540	1,891	1,140
Provision for income taxes	276	267	231	322
Income (loss) from continuing operations	2,175	2,273	1,660	818
Income (loss) from discontinued operations	4,706	946	(159)	204
Net income (loss)	$6,881	$3,219	$1,501	$1,022

Earnings per common share - basic:
Income (loss) from continuing operations	$0.69	$0.72	$0.52	$0.26
Income (loss) from discontinued operations	$1.49	$0.30	$(0.05)	$0.06
Net income (loss)	$2.18	$1.02	$0.47	$0.32

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.68	$0.70	$0.51	$0.25
Income (loss) from discontinued operations	$1.46	$0.29	$(0.05)	$0.06
Net income (loss)	$2.14	$0.99	$0.46	$0.31

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Magnetek had no disagreements with its independent accountants in fiscal year 2013 with respect to accounting and financial disclosure, and has not changed its independent accountants during the three most recent fiscal periods.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 29, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013, the end of our 2013 fiscal year.  Our management’s assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 29, 2013, the end of our fiscal year.  This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

(c) Changes in Controls and Procedures

No change in internal control over financial reporting occurred during the period ended December 29, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No other information is required to be reported for matters not disclosed on Form 8-K during the fiscal year ended December 29, 2013.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2014 Proxy Statement entitled “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” “Standing Committees of the Board” and by reference to Part I of this Annual Report on Form 10-K under the heading “Supplemental Information-Executive Officers of the Company.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2014 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables, narrative and notes relating to Executive and Director compensation, “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested for Fiscal Year Table,” “Pension Benefits for Fiscal Year Table,” “Employment, Severance and Change in Control Agreements and Other Arrangements Table,” “Director Compensation for Fiscal Year Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2014 Proxy Statement entitled “Equity Compensation Plan Information Table” and “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2014 Proxy Statement entitled “Proposal 1 – Election of Directors,” “Relationships and Related Transactions,” and “Corporate Governance Principles.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2014 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit No.	Note	Description of Exhibit
3.1(a)	(1)	Restated Certificate of Incorporation of the Company, effective as of March 12, 2012.
3.1(b)	(2)	Certificate of Elimination
3.2	(3)	Magnetek, Inc. Amended and Restated By-Laws.
10.1	(6)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.2	(7)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.3	(8)	Settlement Agreement and Release, dated as of April 27, 2007, by and between the Company and Samsung Electro-Mechanics Co., Ltd.
10.4	(9)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.5	(10)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.6	(11)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.7	(12)	Industrial Building Lease (Net) dated as of November 26, 2006, and Amendment of Industrial Building Lease (Net) dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.8(a)	(13)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.8(b)	(14)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.8(c)	(15)	Second Amendment to Credit Agreement dated effective as of February 19, 2010 by and between the Company and Associated Bank, N.A.
10.8(d)	(16)	Third Amendment to Credit Agreement dated effective as of December 9, 2010, by and between the Company and Associated Bank, N.A.
10.8(e)	(17)	Fourth Amendment to Credit Agreement dated effective as of December 15, 2011, by and between the Company and Associated Bank, N.A.
10.8(f)	(18)	Fifth Amendment to Credit Agreement dated as of June 7, 2013, by and between the Company and Associated Bank, N.A.
10.8(g)	(19)	Sixth Amendment to Credit Agreement dated as of December 19, 2013, by and between the Company and Associated Bank, N.A.
10.9*	(20)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.10*	(4)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.11*	(21)	Form of Change of Control Agreement for named executive officers Peter M. McCormick and Marty J. Schwenner effective as of December 21, 2010.
10.12*	(5)	Form of Retention Agreement for named executive officer Hungsun S. Hui effective as of February 24, 2009.

Index

10.13*	(5)	Form of Retention Agreement for named executive officer Scott S. Cramer effective as of March 1, 2010.
10.14*	(21)	Form of Retention Agreement for named executive officer Michael J. Stauber effective as of February 28, 2011.
10.15*	.	Reserved.
10.16(a)*	(23)	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).
10.16(b)*	(24)	First Amendment to the 2004 Plan.
10.16(c)*	(25)	Form of Restricted Stock Award Agreement Pursuant to the 2004 Plan.
10.16(d)*	(26)	Form of Non-Qualified Stock Option Agreement Pursuant to the 2004 Plan.
10.16(e)*	(26)	Form of Non-Qualified Stock Option Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(f)*	(26)	Form of Non-Qualified Stock Option Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(g)*	(26)	Form of Restricted Stock Award Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(h)*	(26)	Form of Restricted Stock Award Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(i)*	(27)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
10.17*	(28)	Amended and Restated 2010 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.18*	(24)	Magnetek, Inc. Director Compensation and Deferral Investment Plan.
10.19	(29)	Security Agreement dated September 14, 2012 between Magnetek, Inc. and the Pension Benefit Guaranty Corporation.
21.1	**	Subsidiaries of the Registrant as of December 29, 2013.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement
**	Filed with this Form 10-K.
(1)	Previously filed with Form 10-K for Transition Period ended January 1, 2012, and incorporated herein by this reference.
(2)	Previously filed with Form 8‑K filed May 14, 2013, and incorporated herein by this reference.
(3)	Previously filed with Form 8-K filed May 6, 2013, and incorporated herein by this reference.
(4)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(5)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(6)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed February 5, 2008, and incorporated herein by this reference.
(8)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(9)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(10)	Previously filed with Form 8-K filed June 13, 2008, and incorporated herein by this reference.
(11)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference.
(12)	Previously filed with Form 8-K filed August 23, 2007, and incorporated herein by this reference
(13)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(14)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(15)	Previously filed with Form 8-K filed February 22, 2010, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K filed December 13, 2010, and incorporated herein by this reference.
(17)	Previously filed with Form 8-K filed December 19, 2011, and incorporated herein by this reference.
(18)	Previously filed with Form 8-K filed June 7, 2013, and incorporated herein by reference.
(19)	Previously filed with Form 8-K filed December 20, 2013 and incorporated herein by reference.

Index

(20)	Previously filed with Form 10-Q for quarter ended December 31, 2002, and incorporated herein by this reference.
(21)	Previously filed with Form 10-Q for quarter ended April 3, 2011, and incorporated herein by this reference.
(22)	Previously filed with Form 8-K filed March 3, 2010, and incorporated herein by this reference.
(23)	Previously filed with Company's Proxy Statement dated September 16, 2009, for the 2009 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(24)	Previously filed with Company's Proxy Statement dated September 19, 2011, and incorporated herein by this reference.
(25)	Previously filed with Form 10-Q for quarter ended December 27, 2009, and incorporated herein by this reference.
(26)	Previously filed with Form 10-Q for quarter ended October 3, 2010, and incorporated herein by this reference.
(27)	Previously filed with Form 10-K for Fiscal Year ended June 27, 2010, and incorporated herein by this reference.
(28)	Previously filed with Company's Proxy Statement dated September 20, 2010, for the 2010 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(29)	Previously filed with Form 8-K filed September 19, 2012 and incorporated herein by this reference.
(30)	Previously filed with Form 8-K filed June 7, 2013, and incorporated herein by reference.

Index

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

______________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Menomonee Falls, State of Wisconsin, on the 21st day of March, 2014.

MAGNETEK, INC.

By:	/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 21, 2014
	Marty J. Schwenner	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	March 21, 2014
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	March 21, 2014
David A. Bloss, Sr.
/s/ ALAN B. LEVINE	Director	March 21, 2014
Alan B. Levine
/s/ DAVID P. REILAND	Director	March 21, 2014
David P. Reiland
/s/ PETER M. MCCORMICK	Director, President and Chief Executive Officer	March 21, 2014
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 21, 2014
Marty J. Schwenner	(Principal Financial Officer)
/s/ MICHAEL J. STAUBER	Vice President and Corporate Controller	March 21, 2014
Michael J. Stauber	(Principal Accounting Officer)

Index

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
PERIODS ENDED JULY 3, 2011, JANUARY 1, 2012, DECEMBER 30, 2012, AND DECEMBER 29, 2013
(amounts in thousands)

	Balance at beginning of year	Additions charged (recoveries added) to earnings	Deductions from allowance	Other	Balance at end of year
July 3, 2011
Allowance for doubtful accounts	$249	$29	$(24)	$1	$255
January 1, 2012
Allowance for doubtful accounts	$255	$(6)	$(42)	$(1)	$206
December 30, 2012
Allowance for doubtful accounts	$206	$13	$—	$—	$219
December 29, 2013
Allowance for doubtful accounts	$219	$13	$(16)	$(1)	$215

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of, and for the years ended December 29, 2013 and December 30, 2012, the six months ended January 1, 2012, and the year ended July 3, 2011, and have issued our report thereon dated March 21, 2014 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 21, 2014