Form 10-Q
period 2014-03-30
MAGNETEK, INC.
filed 2014-05-14
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 30, 2014

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of May 1, 2014, was 3,265,173 shares.

FISCAL YEAR 2014 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 30, 2014

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) March 30, 2014	(13 Weeks) March 31, 2013
Net sales	$24,113	$25,059
Cost of sales	15,961	16,917
Gross profit	8,152	8,142

Operating expenses:
Research and development	799	926
Pension expense	925	1,560
Selling, general and administrative	4,990	4,850
Total operating expenses	6,714	7,336

Income from continuing operations before income taxes	1,438	806

Provision for income taxes	240	261
Income from continuing operations	1,198	545

Income (loss) from discontinued operations, net of tax	(144)	(73)

Net income	$1,054	$472

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.37	$0.17
Income (loss) from discontinued operations	(0.05)	(0.02)
Net income (loss) per common share	$0.32	$0.15

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.35	$0.16
Income (loss) from discontinued operations	(0.04)	(0.02)
Net income (loss) per common share	$0.31	$0.14

Weighted average shares outstanding:
Basic	3,263	3,213
Diluted	3,392	3,267

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income	$1,054	$472
Change in unrecognized pension liability	1,800	2,161
Change in currency translation adjustments	(115)	(187)
Comprehensive income	$2,739	$2,446

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	March 30, 2014	December 29, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$15,421	$14,960
Restricted cash	262	262
Accounts receivable, net	14,982	15,100
Inventories	13,391	13,322
Prepaid expenses and other current assets	842	814
Total current assets	44,898	44,458

Property, plant and equipment	23,416	23,264
Less: accumulated depreciation	20,701	20,529
Net property, plant and equipment	2,715	2,735

Goodwill	30,401	30,427
Other assets	4,384	4,349
Total Assets	$82,398	$81,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,191	$10,403
Accrued liabilities	4,192	4,833
Total current liabilities	13,383	15,236

Pension benefit obligations, net	47,586	48,461
Other long term obligations	849	911
Deferred income taxes	9,365	9,125

Commitments and contingencies

Stockholders’ equity
Common stock	33	33
Paid in capital in excess of par value	142,838	142,598
Retained earnings	18,142	17,088
Accumulated other comprehensive loss	(149,798)	(151,483)
Total stockholders' equity	11,215	8,236

Total Liabilities and Stockholders' Equity	$82,398	$81,969

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks) March 30, 2014	(13 Weeks) March 31, 2013
Cash flows from operating activities:
Net income	$1,054	$472

(Income) loss from discontinued operations	144	73
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	189	175
Amortization of intangible assets	13	13
Stock based compensation expense	183	119
Pension expense	925	1,560
Deferred income tax provision	240	230
Changes in operating assets and liabilities	(1,960)	(1,838)
Cash contributions to pension fund	—	(3,857)
Net cash provided by (used in) operating activities - continuing operations	788	(3,053)
Net cash provided by (used in) operating activities - discontinued operations	(220)	(193)
Net cash provided by (used in) operating activities	568	(3,246)

Cash flows from investing activities:
Capital expenditures	(171)	(142)
Net cash provided by (used in) investing activities - continuing operations	(171)	(142)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(171)	(142)

Cash flow from financing activities:
Proceeds from issuance of common stock	84	89
Purchase and retirement of treasury stock	(20)	(9)
Principal payments under capital lease obligations	—	(1)
Net cash provided by (used in) financing activities - continuing operations	64	79
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	64	79

Net increase (decrease) in cash	461	(3,309)
Cash at the beginning of the period	14,960	28,706
Cash at the end of the period	$15,421	$25,397

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2014
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the Securities and Exchange Commission (the “SEC”). In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 30, 2014, and the results of its operations and cash flows for the three-month periods ended March 30, 2014, and March 31, 2013. Results for the three months ended March 30, 2014, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three-month periods ended March 30, 2014 and March 31, 2013 each contained 13 weeks.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred since its fiscal quarter ended on March 30, 2014.

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

The condensed consolidated balance sheet as of March 30, 2014, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	March 30, 2014	December 29, 2013
Raw materials and stock parts	$8,566	$8,531
Work-in-process	1,000	1,344
Finished goods	3,825	3,447
	$13,391	$13,322

4.	Commitments and Contingencies

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately 1.9 million Euros (approximately US$2.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period. In addition, the assessment alleges potential penalties together with interest in the amount of approximately 2.6 million Euros (approximately US$3.5 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately 6.7 million Euros (approximately US$9.1 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euros (approximately US$3.8 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.8 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant, and salary reduction. In March 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012. In October 2013, the Labor Court of Appeals issued its decision rejecting all claims of Mr. Canova against the Company and ordered Mr. Canova to pay a nominal amount to the Company toward its appellate legal expenses. Mr. Canova retains the right to appeal the ruling to the Supreme Court until October 16, 2014.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2014.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned, or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2014. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties, and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $0.5 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of March 30, 2014.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows, or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended March 30, 2014, and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
Numerator:
Income from continuing operations	$1,198	$545
Loss from discontinued operations	(144)	(73)
Net income	$1,054	$472

Denominator:
Weighted average shares - basic earnings per share	3,263	3,213
Add dilutive effect of stock based compensation	129	54
Weighted average shares - diluted earnings per share	3,392	3,267

Income (loss) per share - basic:
Continuing operations	$0.37	$0.17
Discontinued operations	$(0.05)	$(0.02)
Net income per share	$0.32	$0.15

Income (loss) per share - diluted:
Continuing operations	$0.35	$0.16
Discontinued operations	$(0.04)	$(0.02)
Net income per share	$0.31	$0.14

Outstanding options to purchase 37 thousand and 108 thousand shares of common stock as of March 30, 2014, and March 31, 2013, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended March 30, 2014, and March 31, 2013, are as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Balance, beginning of fiscal year	$379	$370
Changes in product warranties (included in) charged to earnings	(19)	154
Use of reserve for warranty obligations	(36)	(165)
Balance, end of period	$324	$359

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended March 30, 2014, and March 31, 2013, follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Interest cost	$2,225	$1,957
Expected return on plan assets	(3,100)	(2,558)
Recognized net actuarial losses	1,800	2,161
Total net pension expense	$925	$1,560

The Company did not make any contributions to its pension plan assets in the first three months of fiscal 2014. The Company expects to make contributions totaling approximately $15.3 million to its pension plan assets during the remainder of fiscal 2014.

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

The Company’s provision for income taxes for the three-month periods ended March 30, 2014, and March 31, 2013, includes $240 and $230, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill. The remaining tax provision is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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

There were no amounts outstanding on the amended revolving facility, and the Company was in compliance with all covenants of the revolving facility, as amended, as of March 30, 2014.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended March 30, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$587	$(152,070)	$(151,483)
Other comprehensive income (loss) before reclassifications	(115)	—	(115)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	1,800	1,800
Balance, end of period	$472	$(150,270)	$(149,798)

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We believe we are North America's largest independent supplier of digital drives, radio controls, software, and accessories for industrial cranes and hoists, and believe we are also one of the largest independent suppliers of digital direct current ("DC") motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for motion control systems used in mining equipment. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrading of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings, and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.
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
Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 5% on a year-over year basis on average over time, to achieve and maintain 35% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our growth initiatives, our operations, and our obligations.

Over the past several quarters, we have not achieved our growth objectives, which we believe is mainly due to end market conditions which have not been conducive to growth. Throughout fiscal year 2013, our quarterly sales were in the range of $25 to $27 million per quarter. For the first quarter of 2014, our sales were $24.1 million, a decrease of about 4% from the comparable period last year, with the majority of the decline due to lower sales of products with elevator applications. Sales of products into our largest served market, overhead material handling, were roughly flat year-over-year. Sales of our products into material handling markets comprise 70% to 75% of our total company sales on average, while sales into elevator markets comprise just over 20% of our total company sales.

We use information from The Crane Manufacturers Association of America (the "CMAA") to monitor material handling industry trends. The CMAA reports that new crane orders were approximately 30% in 2013 as compared to

2012. In addition, the CMAA has projected that business conditions in the crane market will likely remain soft through the first half of 2014 prior to improving modestly in the second half of 2014. Our material handling sales over the past two years have closely mirrored CMAA projections. In addition, conditions in our served mining markets remain challenging, and we are not anticipating much improvement for the remainder of fiscal 2014.

Manufacturing growth rates in the U.S. have not been robust over the past several quarters although the overall U.S. economy continues to grow at a slow rate. We believe this slow growth environment will continue for the first half of fiscal 2014. In anticipation of continued slow growth, we implemented a number of pricing, repositioning, and cost reduction actions over the past several quarters. We believe these actions will better assure that we can continue to generate sufficient levels of cash flow to fund both our growth initiatives and our obligations, including those of our defined benefit pension plan. Longer-term, we believe growth in our business will come from improvements in end market conditions, as well as from gaining market share, entering new markets, and expanding geographically.

Macro-economic conditions remain dynamic and fragile. As a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall, or in the specific end markets we serve.

Discontinued Operations

Certain expenses related to previously divested businesses have been classified as discontinued operations in the accompanying condensed consolidated financial statements and footnotes for all periods presented (see Note 2 of Notes to Condensed Consolidated Financial Statements).  Expenses related to previously divested businesses include environmental matters, asbestos claims, and product liability claims (see Note 4 of Notes to Condensed Consolidated Financial Statements).   All of these issues relate to businesses we no longer own and most relate to indemnification agreements that we entered into when we divested those businesses.

Going forward, our results of discontinued operations may include additional costs incurred related to businesses no longer owned, and may include additional costs above those currently estimated and accrued related to the fiscal 2007 divestiture of a power electronics business.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year year ended December 29, 2013.

Results of Operations - Three Months Ended March 30, 2014, and March 31, 2013

Net Sales and Gross Profit

Net sales for the three months ended March 30, 2014, were $24.1 million, a decrease of 4% from the three months ended March 31, 2013, sales of $25.1 million.  The decrease in sales was primarily due to lower sales of products into elevator markets, and to a lesser degree, lower sales into mining markets. Net sales by major market were as follows, in millions:

	Three Months Ended
	March 30, 2014		March 31, 2013
Material handling	$18.0	75%	$18.2	73%
Elevator motion control	5.3	22%	5.9	23%
Energy systems	0.8	3%	1.0	4%
Total net sales	$24.1	100%	$25.1	100%

Gross profit for the three months ended March 30, 2014, was $8.2 million, or 33.8% of sales, versus $8.1 million, or 32.5% of sales, for the three months ended March 31, 2013.  The increase in gross profit as a percentage of sales for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, was mainly due to lower manufacturing overhead expenses in the current year, primarily indirect labor, freight costs, and warranty provisions.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense decreased to $0.8 million, or 3.3% of sales, for the three months ended March 30, 2014, comparable to R&D expense of $0.9 million, or 3.7% of sales, for the three months ended March 31, 2013.

Pension expense was $0.9 million and $1.6 million for the three months ended March 30, 2014 and March 31, 2013, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to an increase in the expected return on plan assets component of pension expense.

Selling, general and administrative (“SG&A”) expense was $5.0 million (20.7% of sales) for the three months ended March 30, 2014, versus $4.9 million (19.4% of sales) for the three months ended March 31, 2013.  Selling expenses in the three months ended March 30, 2014, were $2.9 million, comparable to selling expenses of $2.9 million in the three months ended March 31, 2013. General and administrative (“G&A”) expense increased to $2.1 million for the three months ended March 30, 2014, compared to $2.0 million for the three months ended March 31, 2013, mainly due to increased incentive compensation provisions.

Income from Operations

Income from operations for the three months ended March 30, 2014, was $1.4 million compared to income from operations of $0.8 million for the three months ended March 31, 2013.  The increase in income from operations for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, was mainly due to lower pension expense in the three months ended March 30, 2014.

Interest Income

Interest income was negligible for the three months ended March 30, 2014 and March 31, 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.3 million for the three months ended March 30, 2014, and March 31, 2013, respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $1.2 million for the three months ended March 30, 2014, or $0.35 per diluted share, compared to income from continuing operations of $0.5 million for the three months ended March 31, 2013, or $0.16 per diluted share.

Loss from Discontinued Operations

We recorded a loss from discontinued operations of $0.1 million for the three months ended March 30, 2014, or a $0.04 loss per share on a diluted basis, comparable to a loss from discontinued operations of $0.1 million, or a $0.02 loss per share on a diluted basis, for the three months ended March 31, 2013.

Net Income

Our net income was $1.1 million in the three months ended March 30, 2014, or $0.31 per diluted share, compared to net income of $0.5 million in the three months ended March 31, 2013, or $0.14 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased approximately $0.5 million during the first three months of fiscal 2014, from $14.9 million at December 29, 2013, to $15.4 million at March 30, 2014.  Restricted cash balances remained unchanged during the first three months of fiscal 2014 at $0.3 million.   The primary source of cash

during the first three months of fiscal 2014 was income from continuing operations of $1.2 million, which reflects non-cash charges aggregating $1.5 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary uses of cash in the first three months of fiscal 2014 related to decreases in accounts payable and other accrued liabilities. Accounts payable decreased by $1.2 million in the first three months of fiscal 2014, due to both volume-related decreases in trade accounts payable balances as well as a reduction in payable days outstanding. Other accrued liabilities decreased by $0.6 million in the first three months of fiscal 2014, mainly due to lower payroll-related accruals. We also consumed cash of $0.2 million for capital expenditures and $0.2 million related to discontinued operations.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2014 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition, and the general economy.

In November 2007, we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility were collateralized by our accounts receivable and inventory.  We have subsequently entered into several amendments to the revolving facility, the primary purpose of which was to extend the maturity dates of the revolving facility and to broaden the security interest of Associated Bank to include all assets of the Company.

In June 2013, we entered into the fifth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2014; (ii) retain the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement.

In December 2013, we entered into the most recent sixth amendment to the revolving facility, the purpose of which was to increase the maximum cash amounts that we could contribute to our defined benefit pension plan during the fourth quarter of fiscal 2013.

There were no amounts outstanding on the amended revolving facility, and we were in compliance with all covenants of the revolving facility, as amended, as of March 30, 2014.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $75 million from April 2008 through December 2013, funded by cash generated from operations and existing cash on hand.

Estimated pension contributions for fiscal 2014 are projected at approximately $15 million in total, all of which is expected to be contributed to pension assets during the remaining nine months of fiscal 2014. Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $43 million, to be contributed over the next 7 years.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2013, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at March 30, 2014. While we do have pension liabilities and pension funding obligations which vary as interest rates change, those changes were not material in the three months ended March 30, 2014, from the amounts we disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at March 30, 2014, or March 31, 2013.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 30, 2014; and (ii) no change in internal control over financial reporting occurred during the quarter ended March 30, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended March 30, 2014.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended March 30, 2014.

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

MAGNETEK, INC.
(Registrant)

Date:	May 14, 2014	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	May 14, 2014	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)