Form 10-Q
period 2014-06-29
MAGNETEK, INC.
filed 2014-08-13
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 29, 2014

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of August 1, 2014, was 3,268,141 shares.

FISCAL YEAR 2014 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 29, 2014

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) June 29, 2014	(13 Weeks) June 30, 2013
Net sales	$27,009	$27,006
Cost of sales	17,294	17,663
Gross profit	9,715	9,343

Operating expenses:
Research and development	790	781
Pension expense	925	1,560
Selling, general and administrative	5,250	5,529
Total operating expenses	6,965	7,870

Income from continuing operations before income taxes	2,750	1,473

Provision for income taxes	240	280
Income from continuing operations	2,510	1,193

Income (loss) from discontinued operations, net of tax	(213)	(28)

Net income	$2,297	$1,165

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.77	$0.37
Income (loss) from discontinued operations	(0.07)	(0.01)
Net income (loss) per common share	$0.70	$0.36

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.74	$0.36
Income (loss) from discontinued operations	(0.06)	(0.01)
Net income (loss) per common share	$0.68	$0.35

Weighted average shares outstanding:
Basic	3,267	3,221
Diluted	3,372	3,323

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks) June 29, 2014	(26 Weeks) June 30, 2013
Net sales	$51,122	$52,065
Cost of sales	33,255	34,580
Gross profit	17,867	17,485

Operating expenses:
Research and development	1,589	1,707
Pension expense	1,850	3,120
Selling, general and administrative	10,240	10,379
Total operating expenses	13,679	15,206

Income from continuing operations before income taxes	4,188	2,279

Provision for income taxes	480	541
Income from continuing operations	3,708	1,738

Income (loss) from discontinued operations, net of tax	(357)	(101)

Net income	$3,351	$1,637

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$1.14	$0.54
Income (loss) from discontinued operations	(0.11)	(0.03)
Net income (loss) per common share	$1.03	$0.51

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$1.10	$0.53
Income (loss) from discontinued operations	(0.11)	(0.03)
Net income (loss) per common share	$0.99	$0.50

Weighted average shares outstanding:
Basic	3,265	3,217
Diluted	3,375	3,307

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$2,297	$1,165	$3,351	$1,637
Change in unrecognized pension liability	1,800	2,161	3,600	4,322
Change in currency translation adjustments	194	(129)	79	(316)
Comprehensive income	$4,291	$3,197	$7,030	$5,643

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	June 29, 2014	December 29, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$15,908	$14,960
Restricted cash	262	262
Accounts receivable, net	16,945	15,100
Inventories	13,757	13,322
Prepaid expenses and other current assets	466	814
Total current assets	47,338	44,458

Property, plant and equipment	23,628	23,264
Less: accumulated depreciation	20,911	20,529
Net property, plant and equipment	2,717	2,735

Goodwill	30,430	30,427
Other assets	4,432	4,349
Total Assets	$84,917	$81,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,758	$10,403
Accrued liabilities	5,451	4,833
Total current liabilities	16,209	15,236

Pension benefit obligations, net	42,609	48,461
Other long term obligations	870	911
Deferred income taxes	9,605	9,125

Commitments and contingencies

Stockholders’ equity
Common stock	33	33
Paid in capital in excess of par value	142,956	142,598
Retained earnings	20,439	17,088
Accumulated other comprehensive loss	(147,804)	(151,483)
Total stockholders' equity	15,624	8,236

Total Liabilities and Stockholders' Equity	$84,917	$81,969

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks) June 29, 2014	(26 Weeks) June 30, 2013
Cash flows from operating activities:
Net income	$3,351	$1,637

(Income) loss from discontinued operations	357	101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	378	350
Amortization of intangible assets	27	27
Stock based compensation expense	231	306
Pension expense	1,850	3,120
Deferred income tax provision	480	461
Changes in operating assets and liabilities	(813)	(1,210)
Cash contributions to pension fund	(4,102)	(8,283)
Net cash provided by (used in) operating activities - continuing operations	1,759	(3,491)
Net cash provided by (used in) operating activities - discontinued operations	(579)	(515)
Net cash provided by (used in) operating activities	1,180	(4,006)

Cash flows from investing activities:
Capital expenditures	(359)	(193)
Net cash provided by (used in) investing activities - continuing operations	(359)	(193)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(359)	(193)

Cash flow from financing activities:
Proceeds from issuance of common stock	147	167
Purchase and retirement of treasury stock	(20)	(31)
Principal payments under capital lease obligations	—	(2)
Net cash provided by (used in) financing activities - continuing operations	127	134
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	127	134

Net increase (decrease) in cash	948	(4,065)
Cash at the beginning of the period	14,960	28,706
Cash at the end of the period	$15,908	$24,641

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2014
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 29, 2014, and the results of its operations and cash flows for the three- and six-month periods ended June 29, 2014, and June 30, 2013. Results for the six months ended June 29, 2014, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three- and six-month periods ended June 29, 2014 and June 30, 2013 each contained 13 weeks and 26 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification (("ASC") 606-10, Revenue for Contracts with Customers (issued under Accounting Standards Update No. 2014-09). ASC 606-10 will be effective for the year beginning on or around January 1, 2017, and will replace all existing revenue recognition guidance. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the Company's results of operations, financial position, or cash flows.

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

The condensed consolidated balance sheet as of June 29, 2014, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	June 29, 2014	December 29, 2013
Raw materials and stock parts	$8,407	$8,531
Work-in-process	1,239	1,344
Finished goods	4,111	3,447
	$13,757	$13,322

4.	Commitments and Contingencies

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately Euro 1.9 million (approximately US$2.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately Euro 2.6 million (approximately US$3.5 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately Euro 6.7 million (approximately US$9.1 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately Euro 2.8 million (approximately US$3.8 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of Euro 3.5 million (approximately US$4.8 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant and salary reduction. In March 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012. On October 1, 2013, the Labor Court of Appeals issued its decision rejecting all claims of Mr. Canova against the Company and ordered Mr. Canova to pay a nominal amount to the Company toward its appellate legal expenses. Mr. Canova retains the right to appeal the ruling to the Supreme Court until October 16, 2014.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first six months of fiscal year 2014.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal year 2014. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.4 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 29, 2014.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-month periods ended June 29, 2014, and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Numerator:
Income from continuing operations	$2,510	$1,193	$3,708	$1,738
Income (loss) from discontinued operations	(213)	(28)	(357)	(101)
Net income	$2,297	$1,165	$3,351	$1,637

Denominator:
Weighted average shares - basic earnings per share	3,267	3,221	3,265	3,217
Add dilutive effect of stock based compensation	105	102	110	90
Weighted average shares - diluted earnings per share	3,372	3,323	3,375	3,307

Income (loss) per share - basic:
Continuing operations	$0.77	$0.37	$1.14	$0.54
Discontinued operations	$(0.07)	$(0.01)	$(0.11)	$(0.03)
Net income per share	$0.70	$0.36	$1.03	$0.51

Income (loss) per share - diluted:
Continuing operations	$0.74	$0.36	$1.10	$0.53
Discontinued operations	$(0.06)	$(0.01)	$(0.11)	$(0.03)
Net income per share	$0.68	$0.35	$0.99	$0.50

Outstanding options to purchase 74 thousand and 105 thousand shares of common stock as of June 29, 2014, and June 30, 2013, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share for the three-month periods then ended because the effect would have been anti-dilutive. Similarly, outstanding options to purchase 69 thousand and 105 thousand shares of common stock as of June 29, 2014, and June 30, 2013, respectively, have not been included in the Company's computation of weighted average shares for diluted earnings per share for the six-month periods then ended because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the six-month periods ended June 29, 2014, and June 30, 2013, are as follows:

	Six Months Ended
	June 29, 2014	June 30, 2013
Balance, beginning of fiscal year	$379	$370
Changes in product warranties charged to earnings	101	286
Use of reserve for warranty obligations	(152)	(310)
Balance, end of period	$328	$346

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and six-month periods ended June 29, 2014, and June 30, 2013, follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest cost	$2,225	$1,957	$4,450	$3,914
Expected return on plan assets	(3,100)	(2,558)	(6,200)	(5,116)
Recognized net actuarial losses	1,800	2,161	3,600	4,322
Total net pension expense	$925	$1,560	$1,850	$3,120

The Company made contributions of $4.1 million to its pension plan assets in the first six months of fiscal 2014. The Company expects to make further contributions totaling $11.2 million to its pension plan in the second half of fiscal 2014.

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

The Company’s provision for income taxes for the three-month periods ended June 29, 2014, and June 30, 2013, includes $240 and $231, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The Company’s provision for income taxes for the six-month periods ended June 29, 2014, and June 30, 2013, includes $480 and $461, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill, with the remaining tax provision for each of those periods comprised of income taxes of the Company’s foreign subsidiary in Canada.

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
On June 15, 2014, the Company and Associated Bank entered into the most recent seventh amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2015; (ii) retain the commitment amount of Associated Bank at $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that can be contributed to the Company's defined benefit pension plan for the term of the agreement.
There were no amounts outstanding on the amended revolving facility, and the Company was in compliance with all covenants of the revolving facility, as amended, as of June 29, 2014.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended June 29, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$472	$(150,270)	$(149,798)
Other comprehensive income (loss) before reclassifications	194	—	194
Amounts reclassified from accumulated other comprehensive
income (loss)	—	1,800	1,800
Balance, end of period	$666	$(148,470)	$(147,804)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2013, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$684	$(185,298)	$(184,614)
Other comprehensive income (loss) before reclassifications	(129)	—	(129)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	2,161	2,161
Balance, end of period	$555	$(183,137)	$(182,582)

Changes in the components of accumulated other comprehensive income (loss) for the six months ended June 29, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$587	$(152,070)	$(151,483)
Other comprehensive income (loss) before reclassifications	79	—	79
Amounts reclassified from accumulated other comprehensive
income (loss)	—	3,600	3,600
Balance, end of period	$666	$(148,470)	$(147,804)

Changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2013, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$871	$(187,459)	$(186,588)
Other comprehensive income (loss) before reclassifications	(316)	—	(316)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	4,322	4,322
Balance, end of period	$555	$(183,137)	$(182,582)

The amounts reclassified out of accumulated other comprehensive income (loss) reported in the tables above are comprised entirely of actuarial losses related to the Company's defined benefit pension plan, and are included in the computation of periodic pension expense (see Note 7 of Notes to Condensed Consolidated Financial Statements). There is no tax effect on any of the amounts included in the table above.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on "smart" power. We believe we are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and believe we are also one of the largest independent suppliers of digital direct current ("DC") motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for motion control systems used in mining equipment. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrading of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

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
We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets and continue to invest in research and development to expand our product portfolio aimed at penetrating growing markets for digital power-based systems. We are focused on increasing our sales and profitability primarily by pursuing organic growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically.

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our actual results from prior fiscal periods, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 5% on a year-over year basis, to achieve and maintain 35% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our growth initiatives, our operations, and our obligations.

Manufacturing growth rates in the U.S. accelerated in the second quarter, by some accounts at the fastest pace in a couple of years, and the overall U.S. economy rebounded sharply in the second quarter from a very sluggish first quarter. Consistent with this data, conditions improved in most of our served markets during the second quarter of fiscal 2014, as evidenced by the fact that we achieved sales of $27.0 million and our incoming orders for the second quarter were $27.4 million. While our sales level was comparable with the sales level of the prior year second quarter, our sales increased 12% sequentially over the first quarter fiscal 2014 sales of $24.1 million. Looking back at recent sales trends, throughout all of fiscal year 2013, our quarterly sales were in the range of $25 to $27 million per quarter, so it's encouraging that the recently completed second quarter was at the high end of the range of our sales over the past six quarters.

We implemented a number of pricing, repositioning, and cost reduction actions over the past several quarters aimed at improving our profitability and increasing operating leverage in our business, and we saw the impact of those actions in our second quarter results. Our second quarter gross margin as a percentage of sales was 36.0%, up 140 basis points from last year. Our pretax income from operations was nearly $2.8 million, or 10.2% of sales, in the current year second quarter, nearly double the prior year pretax income, and our earnings per share from continuing operations more than doubled to $.74 per share from $.36 per share last year. In summary, we grew our business, controlled our costs well, and managed our assets effectively.

Looking forward to the second half of 2014, our performance will likely be closely tied to our ability to sustain quarterly sales volume in material handling markets of approximately $20 million, as typically more than 70% of our sales are for overhead material handling applications. We monitor market conditions and industry statistics from a number of sources, including the Crane Manufacturers Association of America (the "CMAA") and the National

Electrical Manufacturers Association ("NEMA"). Recently published reports from these organizations are increasingly optimistic about an improved outlook and accelerating growth for the second half of 2014 for U.S. manufacturing in general, and for electrical equipment in particular.

Macro-economic and geopolitical conditions remain quite dynamic and fragile, and it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. However, given current industry projections and our recent incoming order rates, we believe we are well-positioned to achieve results for the remainder of 2014 similar to the results of our second quarter, enabling us to fund both our growth initiatives and our obligations, including those of our defined benefit pension plan. Beyond 2014, we believe we can continue to perform at a high level, growing our business and increasing our profitability by gaining market share, by entering new markets, and by expanding geographically.

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

Results of Operations - Three Months Ended June 29, 2014, and June 30, 2013

Net Sales and Gross Profit

Net sales for the three months ended June 29, 2014, were $27.0 million, comparable to the sales level achieved for the three months ended June 30, 2013. Sales of products into elevator and mining markets increased slightly over prior year sales, while sales into material handling markets were slightly below prior year levels. Net sales by major market were as follows, in millions:

	Three Months Ended
	June 29, 2014		June 30, 2013
Material handling	$19.8	73%	$20.2	75%
Elevator motion control	6.1	23%	5.8	21%
Energy systems	1.1	4%	1.0	4%
Total net sales	$27.0	100%	$27.0	100%

Gross profit for the three months ended June 29, 2014, was $9.7 million, or 36.0% of sales, versus $9.3 million, or 34.6% of sales, for the three months ended June 30, 2013.  The increase in gross profit as a percentage of sales for the three months ended June 29, 2014, as compared to the three months ended June 30, 2013, was mainly due to improved sales mix and, to a lesser extent, selective price increases in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $0.8 million, or 2.9% of sales, for the three months ended June 29, 2014, comparable to R&D expense of $0.8 million, also 2.9% of sales, for the three months ended June 30, 2013.

Pension expense was $0.9 million and $1.6 million for the three months ended June 29, 2014 and June 30, 2013, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to an increase in the expected return on assets component of pension expense resulting mainly from significant contributions to plan assets over the past several years.

Selling, general and administrative (“SG&A”) expense was $5.3 million (19.4% of sales) for the three months ended June 29, 2014, versus $5.5 million (20.5% of sales) for the three months ended June 30, 2013.  Selling expenses in the three months ended June 29, 2014, decreased to $2.9 million from selling expenses of $3.2 million in the three months ended June 30, 2013, mainly due to lower payroll-related costs and discretionary spending. General and administrative (“G&A”) expense was $2.4 million for the three months ended June 29, 2014, comparable to $2.3 million for the three months ended June 30, 2013.

Income from Operations

Income from operations for the three months ended June 29, 2014, was $2.8 million compared to income from operations of $1.5 million for the three months ended June 30, 2013.  The increase in income from operations for the three months ended June 29, 2014, as compared to the three months ended June 30, 2013, was mainly due to higher gross profit combined with lower pension expense in the three months ended June 29, 2014.

Interest Income

Interest income was negligible for the three months ended June 29, 2014 and June 30, 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.3 million for the three months ended June 29, 2014, and June 30, 2013, respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $2.5 million for the three months ended June 29, 2014, or $0.74 per diluted share, compared to income from continuing operations of $1.2 million for the three months ended June 30, 2013, or $0.36 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations of $0.2 million for the three months ended June 29, 2014, or a $0.06 loss per share on a diluted basis, compared to a negligible loss from discontinued operations of $0.01 per share on a diluted basis, for the three months ended June 30, 2013.

Net Income

Our net income was $2.3 million in the three months ended June 29, 2014, or $0.68 per diluted share, compared to net income of $1.2 million in the three months ended June 30, 2013, or $0.35 per share on a diluted basis.

Results of Operations - Six Months Ended June 29, 2014, and June 30, 2013

Net Sales and Gross Profit

Net sales for the six months ended June 29, 2014, were $51.1 million, a decrease of 2% from the six months ended June 30, 2013, sales of $52.1 million. The decrease in sales was primarily due to lower sales of products into material handling and elevator markets. Net sales by major market were as follows, in millions:

	Six Months Ended
	June 29, 2014		June 30, 2013
Material handling	$37.8	74%	$38.4	74%
Elevator motion control	11.4	22%	11.7	22%
Energy systems	1.9	4%	2.0	4%
Total net sales	$51.1	100%	$52.1	100%

Gross profit for the six months ended June 29, 2014, was $17.9 million, or 34.9% of sales, versus $17.5 million, or 33.6% of sales, for the six months ended June 30, 2013.  The increase in gross profit as a percentage of sales for the six months ended June 29, 2014, as compared to the six months ended June 30, 2013, was mainly due to improved sales mix and lower manufacturing overhead expenses, including indirect labor, warranty provisions, and freight expenses.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense totaled $1.6 million, or 3.1% of sales, for the six months ended June 29, 2014, comparable to R&D expense of $1.7 million, or 3.3% of sales, for the six months ended June 30, 2013.

Pension expense was $1.9 million and $3.1 million for the six months ended June 29, 2014 and June 30, 2013, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to an increase in the expected return on assets component of pension expense resulting mainly from significant contributions to plan assets over the past several years.

SG&A expense was $10.2 million (20.0% of sales) for the six months ended June 29, 2014, comparable to SG&A expense of $10.4 million (19.9% of sales) for the six months ended June 30, 2013.  Selling expenses in the six months ended June 29, 2014, decreased to $5.7 million from selling expenses of $6.1 million in the six months ended June 30, 2013, due mainly to lower payroll-related costs. G&A expense increased to $4.5 million for the six months ended June 29, 2014, from $4.3 million for the six months ended June 30, 2013, mainly due to increased incentive compensation provisions.

Income from Operations

Income from operations for the six months ended June 29, 2014, was $4.2 million compared to income from operations of $2.3 million for the six months ended June 30, 2013.  The increase in income from operations for the six months ended June 29, 2014, as compared to the six months ended June 30, 2013, was mainly due to higher gross profit resulting from from improved sales mix and lower overhead expenses, combined with lower pension expense in the six months ended June 29, 2014.

Interest Income

Interest income was negligible for the six months ended June 29, 2014 and June 30, 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $0.5 million for each of the six months ended June 29, 2014, and June 30, 2013.  The income tax provision in both periods is comprised primarily of non-cash deferred income tax provisions related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $3.7 million for the six months ended June 29, 2014, or $1.10 per diluted share, compared to income from continuing operations of $1.7 million for the six months ended June 30, 2013, or $0.53 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the six months ended June 29, 2014, of $0.4 million, or an $0.11 loss per share on a diluted basis, compared to a loss from discontinued operations of $0.1 million, or a $0.03 loss per share on a diluted basis, for the six months ended June 30, 2013.

Net Income

Our net income was $3.4 million in the six months ended June 29, 2014, or $0.99 per diluted share, compared to net income of $1.6 million in the six months ended June 30, 2013, or $0.50 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased approximately $0.9 million during the first six months of fiscal 2014, from $15.0 million at December 29, 2013, to $15.9 million at June 29, 2014.  Restricted cash balances remained unchanged during the first six months of fiscal 2014 at $0.3 million.   The primary source of cash during the first six months of fiscal 2014 was income from continuing operations of $3.4 million, which reflects non-cash charges aggregating $3.0 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary uses of cash in the first six months of fiscal 2014 included $4.1 million in contributions to our pension plan and a $0.8 million net increase in operating assets and liabilities. Accounts receivable balances increased $1.8 million in the first six months of fiscal 2014, due to increased sales volume and, to a lesser extent, an increase in days sales outstanding to 57 days at June 29, 2014, from 54 days outstanding at December 29, 2013. Inventories increased $0.4 million in the first six months of fiscal 2014, due to higher production volumes. Offsetting these increases in working capital, accounts payable and other accrued liabilities increased by $1.0 million during the first six months of fiscal 2014, due to volume-related increases in trade accounts payable balances and from increased incentive compensation amounts accrued as of June 29, 2014. We also consumed cash of $0.6 million related to discontinued operations activities and $0.4 million for capital expenditures.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2014 will exceed $1.0 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition, and the general economy.

In November 2007 we entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bore interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base formula as defined in the agreement, based on the level of eligible accounts receivable.  The revolving facility also supports the issuance of letters of credit, places certain restrictions on our ability to pay dividends or make acquisitions, and includes covenants which require minimum operating profit levels and limit annual capital expenditures.  Borrowings under the revolving facility were collateralized by our accounts receivable and inventory.  We have subsequently entered into several amendments to the revolving facility, for purposes of extending the maturity dates of the revolving facility, increasing the commitment amount of the facility, and broadening the security interest of Associated Bank to include all assets of the Company.

On June 15, 2014, we entered into the seventh amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2015; (ii) retain the commitment amount of Associated Bank to $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that we can contribute to our defined benefit pension plan during the term of the agreement.

There were no amounts outstanding on the amended revolving facility, and we are currently in compliance with all covenants of the revolving facility, as amended, as of June 29, 2014.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made contributions to the plan aggregating $79 million from April 2008 through June 2014, funded by cash generated from operations and existing cash on hand.

Estimated pension contributions for fiscal 2014 are projected at approximately $15 million in total, of which $4.1 million was contributed in the first six months of fiscal 2014.

The actual timing and amount of required plan contributions are dependent upon many factors, including returns on invested assets, the level of certain market interest rates, the discount rate and mortality assumptions used to determine pension obligations, voluntary contributions we may elect to make to pension plan assets, and other potential legislative and regulatory actions.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We do not have any debt outstanding at June 29, 2014. While we do have pension liabilities and pension funding obligations which vary as interest rates change, those changes were not material to our funding obligations during the six months ended June 29, 2014, from the amounts we disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at June 29, 2014, or June 30, 2013.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 29, 2014; and (ii) no change in internal control over financial reporting occurred during the quarter ended June 29, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended June 29, 2014.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended June 29, 2014.

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
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2014 and June 30, 2013, (iii) Condensed Consolidated Balance Sheets at June 29, 2014 and December 29, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

	10.1	Seventh Amendment to Credit Agreement dated as of June 15, 2014, by and between the Company and Associated Bank, N.A. (1)
	10.2	2014 Stock Incentive Plan of Magnetek, Inc. (2)

	*	Filed with this Report on Form 10-Q.
	(1)	Previously filed with Form 8‑K filed June 16, 2014, and incorporated herein by reference.
	(2)	Previously filed with the Company’s Proxy Statement dated April 1, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date:	August 13, 2014	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	August 13, 2014	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)