Form 10-Q
period 2014-09-28
MAGNETEK, INC.
filed 2014-11-12
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 28, 2014

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of November 1, 2014, was 3,532,967 shares.

FISCAL YEAR 2014 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2014

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) September 28, 2014	(13 Weeks) September 29, 2013
Net sales	$29,576	$26,011
Cost of sales	18,649	16,836
Gross profit	10,927	9,175

Operating expenses:
Research and development	771	828
Pension expense	925	1,560
Selling, general and administrative	5,891	5,242
Total operating expenses	7,587	7,630

Income from continuing operations before income taxes	3,340	1,545

Provision for income taxes	131	262
Income from continuing operations	3,209	1,283

Income (loss) from discontinued operations, net of tax	—	(161)

Net income	$3,209	$1,122

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.96	$0.40
Income (loss) from discontinued operations	—	(0.05)
Net income (loss) per common share	$0.96	$0.35

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.88	$0.39
Income (loss) from discontinued operations	—	(0.05)
Net income (loss) per common share	$0.88	$0.34

Weighted average shares outstanding:
Basic	3,339	3,237
Diluted	3,650	3,335

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Nine Months Ended
	(39 Weeks) September 28, 2014	(39 Weeks) September 29, 2013
Net sales	$80,698	$78,076
Cost of sales	51,904	51,416
Gross profit	28,794	26,660

Operating expenses:
Research and development	2,360	2,535
Pension expense	2,775	4,680
Selling, general and administrative	16,131	15,621
Total operating expenses	21,266	22,836

Income from continuing operations before income taxes	7,528	3,824

Provision for income taxes	611	803
Income from continuing operations	6,917	3,021

Income (loss) from discontinued operations, net of tax	(357)	(262)

Net income	$6,560	$2,759

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$2.10	$0.94
Income (loss) from discontinued operations	(0.11)	(0.08)
Net income (loss) per common share	$1.99	$0.86

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$1.90	$0.91
Income (loss) from discontinued operations	(0.11)	(0.08)
Net income (loss) per common share	$1.79	$0.83

Weighted average shares outstanding:
Basic	3,289	3,224
Diluted	3,637	3,319

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$3,209	$1,122	$6,560	$2,759
Change in unrecognized pension liability	1,800	2,161	5,400	6,483
Change in currency translation adjustments	(266)	254	(187)	(62)
Comprehensive income	$4,743	$3,537	$11,773	$9,180

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	September 28, 2014	December 29, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$12,176	$14,960
Restricted cash	262	262
Accounts receivable, net	17,375	15,100
Inventories	14,069	13,322
Prepaid expenses and other current assets	393	814
Total current assets	44,275	44,458

Property, plant and equipment	22,786	23,264
Less: accumulated depreciation	19,969	20,529
Net property, plant and equipment	2,817	2,735

Goodwill	30,395	30,427
Other assets	4,029	4,349
Total Assets	$81,516	$81,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,432	$10,403
Accrued liabilities	5,389	4,833
Total current liabilities	15,821	15,236

Pension benefit obligations, net	27,310	48,461
Other long term obligations	852	911
Deferred income taxes	9,730	9,125

Commitments and contingencies

Stockholders’ equity
Common stock	35	33
Paid in capital in excess of par value	150,390	142,598
Retained earnings	23,648	17,088
Accumulated other comprehensive loss	(146,270)	(151,483)
Total stockholders' equity	27,803	8,236

Total Liabilities and Stockholders' Equity	$81,516	$81,969

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Nine Months Ended
	(39 Weeks) September 28, 2014	(39 Weeks) September 29, 2013
Cash flows from operating activities:
Net income	$6,560	$2,759

(Income) loss from discontinued operations	357	262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	567	529
Amortization of intangible assets	41	40
Stock based compensation expense	421	507
Pension expense	2,775	4,680
Deferred income tax provision	605	691
Changes in operating assets and liabilities	(1,645)	(277)
Cash contributions to pension fund	(11,154)	(16,004)
Net cash provided by (used in) operating activities - continuing operations	(1,473)	(6,813)
Net cash provided by (used in) operating activities - discontinued operations	(661)	(757)
Net cash provided by (used in) operating activities	(2,134)	(7,570)

Cash flows from investing activities:
Capital expenditures	(652)	(353)
Net cash provided by (used in) investing activities - continuing operations	(652)	(353)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(652)	(353)

Cash flow from financing activities:
Proceeds from issuance of common stock	213	245
Purchase and retirement of treasury stock	(211)	(218)
Principal payments under capital lease obligations	—	(3)
Net cash provided by (used in) financing activities - continuing operations	2	24
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	2	24

Net increase (decrease) in cash	(2,784)	(7,899)
Cash at the beginning of the period	14,960	28,706
Cash at the end of the period	$12,176	$20,807

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2014
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 28, 2014, and the results of its operations and cash flows for the three- and nine-month periods ended September 28, 2014, and September 29, 2013. Results for the nine months ended September 28, 2014, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three- and nine-month periods ended September 28, 2014 and September 29, 2013 each contained 13 weeks and 39 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification ("ASC") 606-10, Revenue for Contracts with Customers (issued under Accounting Standards Update No. 2014-09). ASC 606-10 will be effective for the year beginning on or around January 1, 2017, and will replace all existing revenue recognition guidance. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the Company's results of operations, financial position, or cash flows.

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

The condensed consolidated balance sheet as of September 28, 2014, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	September 28, 2014	December 29, 2013
Raw materials and stock parts	$8,524	$8,531
Work-in-process	1,323	1,344
Finished goods	4,222	3,447
	$14,069	$13,322

4.	Commitments and Contingencies

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately Euro 1.9 million (approximately US$2.4 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately Euro 2.6 million (approximately US$3.3 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. The Company believes the court’s decision was based upon erroneous interpretations of the applicable law and intends to appeal the ruling.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately Euro 6.7 million (approximately US$8.5 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately Euro 2.8 million (approximately US$3.6 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.
In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek S.p.A. Mr. Canova asserted claims for damages in the amount of Euro 3.5 million (approximately US$4.4 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One in October 2006. The claims against the Company related to a change of control agreement, restricted stock grant and salary reduction. In March 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012. On October 1, 2013, the Labor Court of Appeals issued its decision rejecting all claims of Mr. Canova against the Company and ordered Mr. Canova to pay a nominal amount to the Company toward its appellate legal expenses. Subsequent to the end of the third quarter of fiscal 2014, the Company learned that Mr. Canova did not appeal the ruling to the Supreme Court and the Company considers this matter closed.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2014.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2014. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.4 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 28, 2014.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 28, 2014, and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Numerator:
Income from continuing operations	$3,209	$1,283	$6,917	$3,021
Income (loss) from discontinued operations	—	(161)	(357)	(262)
Net income	$3,209	$1,122	$6,560	$2,759

Denominator:
Weighted average shares - basic earnings per share	3,339	3,237	3,289	3,224
Add dilutive effect of stock based compensation	311	98	348	95
Weighted average shares - diluted earnings per share	3,650	3,335	3,637	3,319

Income (loss) per share - basic:
Continuing operations	$0.96	$0.40	$2.10	$0.94
Discontinued operations	$—	$(0.05)	$(0.11)	$(0.08)
Net income per share	$0.96	$0.35	$1.99	$0.86

Income (loss) per share - diluted:
Continuing operations	$0.88	$0.39	$1.90	$0.91
Discontinued operations	$—	$(0.05)	$(0.11)	$(0.08)
Net income per share	$0.88	$0.34	$1.79	$0.83

Outstanding options to purchase 21 thousand and 96 thousand shares of common stock as of September 28, 2014, and September 29, 2013, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share for the three-month periods then ended because the effect would have been anti-dilutive. Similarly, outstanding options to purchase 23 thousand and 98 thousand shares of common stock as of September 28, 2014, and September 29, 2013, respectively, have not been included in the Company's computation of weighted average shares for diluted earnings per share for the nine-month periods then ended because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three- and nine-month periods ended September 28, 2014, and September 29, 2013, are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Balance, beginning of period	$328	$346	$379	$370
Changes in product warranties charged to earnings	195	137	296	423
Use of reserve for warranty obligations	(146)	(172)	(298)	(482)
Balance, end of period	$377	$311	$377	$311

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and nine-month periods ended September 28, 2014, and September 29, 2013, follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest cost	$2,225	$1,957	$6,675	$5,871
Expected return on plan assets	(3,100)	(2,558)	(9,300)	(7,674)
Recognized net actuarial losses	1,800	2,161	5,400	6,483
Total net pension expense	$925	$1,560	$2,775	$4,680

The Company made cash contributions of $11.2 million to its pension plan assets in the first nine months of fiscal 2014, and contributed 250 thousand shares of its common stock to the pension plan in September 2014. Subsequent to the end of the third quarter, in October 2014, the Company made a further cash contribution of $4.1 million to its pension plan, which represented the final minimum required contribution for fiscal year 2014.

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

The Company’s provision for income taxes for the three-month periods ended September 28, 2014, and September 29, 2013, includes $125 and $230, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The Company’s provision for income taxes for the nine-month periods ended September 28, 2014, and September 29, 2013, includes $605 and $691, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill, with the remaining tax provision for each of those periods comprised of income taxes of the Company’s foreign subsidiary in Canada.

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
On June 15, 2014, the Company and Associated Bank entered into the seventh amendment to the revolving facility, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2015; (ii) retain the commitment amount of Associated Bank at $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that can be contributed to the Company's defined benefit pension plan for the term of the agreement.
On August 20, 2014, the Company and Associated Bank entered into the eighth amendment to the revolving facility, the purpose of which was to increase the maximum quarterly cash amounts that can be contributed to the Company's defined benefit pension plan for the term of the agreement.
There were no amounts outstanding on the amended revolving facility, and the Company was in compliance with all covenants of the revolving facility, as amended, as of September 28, 2014.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended September 28, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$666	$(148,470)	$(147,804)
Other comprehensive income (loss) before reclassifications	(266)	—	(266)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	1,800	1,800
Balance, end of period	$400	$(146,670)	$(146,270)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended September 29, 2013, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$555	$(183,137)	$(182,582)
Other comprehensive income (loss) before reclassifications	254	—	254
Amounts reclassified from accumulated other comprehensive
income (loss)	—	2,161	2,161
Balance, end of period	$809	$(180,976)	$(180,167)

Changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 28, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$587	$(152,070)	$(151,483)
Other comprehensive income (loss) before reclassifications	(187)	—	(187)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	5,400	5,400
Balance, end of period	$400	$(146,670)	$(146,270)

Changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 29, 2013, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$871	$(187,459)	$(186,588)
Other comprehensive income (loss) before reclassifications	(62)	—	(62)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	6,483	6,483
Balance, end of period	$809	$(180,976)	$(180,167)

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

Economic and manufacturing growth rates in the U.S. continued to accelerate in the third quarter, by some accounts at the fastest pace in a couple of years. Consistent with this data, conditions improved in most of our served markets during the third quarter of fiscal 2014, as evidenced by the fact that we achieved sales of $29.6 million, equal to the value of our incoming orders for the third quarter. We achieved strong year-over-year growth in third quarter sales of nearly 14%, and we also grew sales nearly 10% sequentially from our current year second quarter. Looking back at recent sales trends, the recently completed third quarter was our highest sales level since we withdrew from renewable energy markets in fiscal 2012. Provided end-market conditions remain healthy during the current fourth quarter, we would expect to finish fiscal 2014 with sales in the $108-109 million range compared to fiscal 2013 sales of $103.3 million, which would represent year-over-year growth in the 4-5% range, roughly equal to our stated annual sales growth objective of 5%.

We implemented a number of pricing, repositioning, and cost reduction actions over the past several quarters aimed at improving our profitability and increasing operating leverage in our business, and we continue to see the impact of those actions in our operating results. Our third quarter gross margin as a percentage of sales was 36.9%, up 160 basis points from last year's gross margin percentage of 35.3%. Our pretax income from operations was more than $3.3 million, or 11.3% of sales, in the current year third quarter, more than double the prior year pretax income, and our earnings per share from continuing operations increased 126% to $.88 per share from $.39 per share last year. In summary, we not only grew our business substantially, but we also controlled our costs well, and our earnings growth continued to accelerate.

Looking forward to the fourth quarter of 2014, given industry trends and our quotation and incoming order rates, we expect a strong finish to the fiscal year. Sales may decline modestly from the recently completed third quarter levels, but we currently project both gross margins and operating profit margins to exceed our stated objectives of 35% and 10% respectively, adjusted for non-recurring non-cash pension settlement expense related to an ongoing lump sum buyout program, which we expect to complete in December 2014.

The lump sum program presents deferred vested pension participants with a one-time opportunity to receive a lump sum payout now, in advance of eligibility dates, in lieu of a normal retirement benefit at later dates when participants become eligible under the rules of our pension plan. We have offered this opportunity to approximately 3,000 participants. The benefits of the program for the Company are a smaller pension plan, reduced volatility and administrative costs, lower mortality risk, and ultimately, a lower cost of potential annuitization of the plan at some future point in time. Preliminary results indicate that 2,100 participants have elected the lump sum option, with a total expected payout from pension plan assets of approximately $43 million. We expect that our pension obligation and our pension plan assets will each decrease by a similar amount such that there will be no unfavorable impact, and may in fact result in a slightly favorable impact, on the pension plan's overall funded status.

Upon completion of the lump sum program, we expect to record a one-time, non-cash settlement charge as a component of pension expense in the range of $30 to $35 million in the fourth quarter of fiscal 2014. The settlement charge will have no impact on our financial position or cash flows, as the charge represents accelerated amortization of actuarial losses which are currently recorded in accumulated other comprehensive loss as a reduction in stockholders' equity on our balance sheet. These losses would otherwise be amortized to our income statement over time as a component of pension expense, and as a result, we expect to receive a favorable benefit in the form of lower pension expense beyond fiscal 2014.

Other favorable developments related to our pension during the first nine months of fiscal 2014 include cash contributions of more than $11 million, a contribution of Company common stock to the pension plan valued at more than $7 million, positive returns on pension plan assets, and extended pension funding relief passed by Congress in August 2014 as part of the Highway and Transportation Funding Act. Offsetting these positive developments, interest rates moved lower by about 75 basis points through the first nine months of fiscal 2014. As a result, given current actuarial assumptions, we estimate that our balance sheet pension liability has declined to approximately $30 million as of September 28, 2014. Given the progress we've made in reducing our pension liability, we expect pension expense and required pension funding amounts beyond 2014 to decline materially from recent levels. Again given current actuarial assumptions, fiscal 2015 pension expense is expected to decline by approximately $1.3 to $1.7 million from the current year expected expense of $3.7 million, representing approximately $.35 to $.45 on a per share basis. Fiscal 2015 pension funding amounts are currently projected at $4 million, and are then expected to decline to between $2 million and $3 million for fiscal years 2016 through 2018. In addition, we expect our tax provision in fiscal 2015 to decline from the current year levels and, given lower pension funding amounts, we could begin to generate taxable income in fiscal 2015 and beyond, and could begin utilizing our substantial net operating loss carry-forward tax benefits.

Macro-economic and geopolitical conditions remain quite dynamic and fragile, and it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. However, given current industry projections and our recent business performance, we believe we can continue to perform at a high level, growing our business and increasing our profitability by gaining market share, by entering new markets, and by expanding geographically. In summary, we've executed our internal growth strategy well, our business is performing at very healthy levels of profitability and cash flow, and we've made tremendous progress over time in dealing with our significant pension obligation, which has us well-positioned to continue to increase the value of our Company over time.

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

Results of Operations - Three Months Ended September 28, 2014, and September 29, 2013

Net Sales and Gross Profit

Net sales for the three months ended September 28, 2014, were $29.6 million, an increase of nearly 14% compared to prior year sales of $26.0 million for the three months ended September 29, 2013. Sales of products into material handling markets increased nearly 12% while sales into elevator markets increased nearly 20% year-over-year. Net sales by major market were as follows, in millions:

	Three Months Ended
	September 28, 2014		September 29, 2013
Material handling	$21.9	74%	$19.5	75%
Elevator motion control	6.2	21%	5.2	20%
Energy systems	1.5	5%	1.3	5%
Total net sales	$29.6	100%	$26.0	100%

Gross profit for the three months ended September 28, 2014, was $10.9 million, or 36.9% of sales, versus $9.2 million, or 35.3% of sales, for the three months ended September 29, 2013.  The increase in gross profit as a percentage of sales for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, was mainly due to higher sales volume, improved sales mix in elevator markets, cost control actions and selective price increases in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $0.8 million, or 2.6% of sales, for the three months ended September 28, 2014, comparable to R&D expense of $0.8 million, or 3.2% of sales, for the three months ended September 29, 2013.

Pension expense was $0.9 million and $1.6 million for the three months ended September 28, 2014 and September 29, 2013, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to an increase in the expected return on assets component of pension expense resulting mainly from significant contributions to plan assets over the past several years.

Selling, general and administrative (“SG&A”) expense was $5.9 million (19.9% of sales) for the three months ended September 28, 2014, versus $5.2 million (20.2% of sales) for the three months ended September 29, 2013.  Selling expenses in the three months ended September 28, 2014, decreased to $2.9 million from selling expenses of $3.1 million in the three months ended September 29, 2013, mainly due to lower payroll-related costs and discretionary spending. General and administrative (“G&A”) expense increased to $3.0 million for the three months ended September 28, 2014, compared to $2.2 million for the three months ended September 29, 2013, mainly due to higher incentive compensation provisions and professional fees.

Income from Operations

Income from operations for the three months ended September 28, 2014, was $3.3 million compared to income from operations of $1.5 million for the three months ended September 29, 2013.  The increase in income from operations for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, was mainly due to higher gross profit combined with lower pension expense, partially offset by higher incentive compensation provisions in the three months ended September 28, 2014.

Interest Income

Interest income was negligible for the three months ended September 28, 2014 and September 29, 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million and $0.2 million for the three months ended September 28, 2014, and September 29, 2013, respectively.  The income tax provision in both periods includes non-cash deferred income tax provisions of $0.1 million and $0.2 million, respectively, related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $3.2 million for the three months ended September 28, 2014, or $0.88 per diluted share, compared to income from continuing operations of $1.3 million for the three months ended September 29, 2013, or $0.39 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a negligible loss from discontinued operations for the three months ended September 28, 2014, compared to a loss of $0.2 million from discontinued operations, or a $0.05 loss per share on a diluted basis, for the three months ended September 29, 2013.

Net Income

Our net income was $3.2 million in the three months ended September 28, 2014, or $0.88 per diluted share, compared to net income of $1.1 million in the three months ended September 29, 2013, or $0.34 per share on a diluted basis.

Results of Operations - Nine Months Ended September 28, 2014, and September 29, 2013

Net Sales and Gross Profit

Net sales for the nine months ended September 28, 2014, were $80.7 million, an increase of 3% from the nine months ended September 29, 2013, sales of $78.1 million. The increase in sales was primarily due to moderately higher sales of products into material handling and elevator markets. Net sales by major market were as follows, in millions:

	Nine Months Ended
	September 28, 2014		September 29, 2013
Material handling	$59.7	74%	$57.9	74%
Elevator motion control	17.6	22%	17.0	22%
Energy systems	3.4	4%	3.2	4%
Total net sales	$80.7	100%	$78.1	100%

Gross profit for the nine months ended September 28, 2014, was $28.8 million, or 35.7% of sales, versus $26.7 million, or 34.1% of sales, for the nine months ended September 29, 2013.  The increase in gross profit for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, was mainly due to increased sales volume, improved sales mix, and lower manufacturing overhead expenses, including indirect labor, warranty provisions, and freight expenses.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense totaled $2.4 million, or 2.9% of sales, for the nine months ended September 28, 2014, comparable to R&D expense of $2.5 million, or 3.2% of sales, for the nine months ended September 29, 2013.

Pension expense was $2.8 million and $4.7 million for the nine months ended September 28, 2014 and September 29, 2013, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to an increase in the expected return on assets component of pension expense resulting mainly from significant contributions to plan assets over the past several years.

SG&A expense was $16.1 million (20.0% of sales) for the nine months ended September 28, 2014, compared to SG&A expense of $15.6 million (20.0% of sales) for the nine months ended September 29, 2013.  Selling expenses in the nine months ended September 28, 2014, decreased to $8.7 million from selling expenses of $9.2 million in the nine months ended September 29, 2013, due mainly to lower payroll-related costs. G&A expense increased to $7.4 million for the nine months ended September 28, 2014, from $6.4 million for the nine months ended September 29, 2013, mainly due to increased incentive compensation provisions.

Income from Operations

Income from operations for the nine months ended September 28, 2014, was $7.5 million compared to income from operations of $3.8 million for the nine months ended September 29, 2013.  The increase in income from operations for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, was mainly due to higher gross profit resulting from higher sales volume, improved sales mix, and lower overhead expenses, combined with lower pension expense, partially offset by higher incentive compensation provisions in the nine months ended September 28, 2014.

Interest Income

Interest income was negligible for the nine months ended September 28, 2014 and September 29, 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $0.6 million and $0.8 million for the nine months ended September 28, 2014, and September 29, 2013, respectively.  The income tax provision in both periods is comprised primarily of non-cash deferred income tax provisions related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $6.9 million for the nine months ended September 28, 2014, or $1.90 per diluted share, compared to income from continuing operations of $3.0 million for the nine months ended September 29, 2013, or $0.91 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the nine months ended September 28, 2014, of $0.4 million, or an $0.11 loss per share on a diluted basis, compared to a loss from discontinued operations of $0.3 million, or a loss of $0.08 on a per share, diluted basis, for the nine months ended September 29, 2013.

Net Income

Our net income was $6.6 million in the nine months ended September 28, 2014, or $1.79 per diluted share, compared to net income of $2.8 million in the nine months ended September 29, 2013, or $0.83 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance decreased approximately $2.8 million during the first nine months of fiscal 2014, from $15.0 million at December 29, 2013, to $12.2 million at September 28, 2014.  Restricted cash balances remained unchanged during the first nine months of fiscal 2014 at $0.3 million.   The primary source of cash during the first nine months of fiscal 2014 was income from continuing operations of $6.9 million, which reflects non-cash expenses aggregating $4.4 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary uses of cash in the first nine months of fiscal 2014 included $11.2 million in contributions to our pension plan and a $1.6 million net increase in operating assets and liabilities. Accounts receivable balances increased $2.3 million in the first nine months of fiscal 2014, due mainly to increased sales volume, as days sales outstanding remained relatively flat at approximately 54 days at September 28, 2014, comparable to days outstanding at December 29, 2013. Inventories increased $0.7 million in the first nine months of fiscal 2014, due to higher production volumes. Accounts payable and other accrued liabilities increased by $0.6 million during the first nine months of fiscal 2014, due to increased incentive compensation amounts accrued as of September 28, 2014. We also consumed cash of $0.7 million related to discontinued operations activities and $0.7 million for capital expenditures.

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

On August 20, 2014, we entered into the eighth amendment to the revolving facility with Associated Bank, the purpose of which was to increase the maximum quarterly cash amounts that we can contribute to our defined benefit pension plan for the term of the agreement. There were no amounts outstanding on the amended revolving facility, and we are currently in compliance with all covenants of the revolving facility, as amended, as of September 28, 2014.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made cash contributions to the plan aggregating $86 million from April 2008 through September 2014, funded by cash generated from operations and existing cash on hand.

Estimated mandatory pension cash contributions for fiscal 2014 are approximately $15.3 million in total, of which $11.2 million was contributed in cash in the first nine months of fiscal 2014. Subsequent to the end of the third quarter, in October 2014, we made the final required contribution of $4.1 million in cash to our pension plan. Also in September 2014, we made an excess voluntary contribution of 250,000 shares of Company common stock to our pension plan, valued at $7.4 million at the time of contribution, in an effort to improve the funded status of the pension plan.

Based on current actuarial projections, total future funding amounts to achieve fully funded status are estimated at approximately $29 million, of which $3.8 million is scheduled to be contributed in fiscal 2015. Mandatory required pension contributions in fiscal years 2016 through 2018 are currently projected at between $2 million and $3 million.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We did not have any debt outstanding at September 28, 2014, however, we have pension liabilities and pension funding obligations which vary as interest rates change. We used an average interest rate of 4.80% in determining our aggregate funding obligations of approximately $43 million as of December 29, 2013, disclosed in our Annual Report on Form 10-K for the fiscal year then ended. Our aggregate funding obligations as of September 28, 2014, are estimated at $29 million using an average interest rate of 5.1%. The increase in the average interest rate used to estimate pension funding obligations is the result of the passage by the U.S. Congress in August 2014 of the Highway Funding and Transportation Act, which included extended pension funding relief.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at September 28, 2014, or September 29, 2013.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 28, 2014; and (ii) no change in internal control over financial reporting occurred during the quarter ended September 28, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended September 28, 2014.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended September 28, 2014.

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
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2014 and September 29, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iii) Condensed Consolidated Balance Sheets at September 28, 2014 and December 29, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

	3.1	Amended and Restated By-laws of Magnetek, Inc. (1)
	4.1	Registration Rights Agreement, dated September 5, 2014, by and between the Company and Evercore Trust Company, N.A. (2)
	10.1	Eighth Amendment to Credit Agreement dated as of August 20, 2014, by and between the Company and Associated Bank, N.A. (3)
	10.2	Contribution Agreement, dated September 5, 2014, by and between the Company and Evercore Trust Company, N.A. (2)

	*	Filed with this Report on Form 10-Q.
	(1)	Previously filed with Form 8‑K filed August 8, 2014, and incorporated herein by reference.
	(2)	Previously filed with Form 8‑K filed September 8, 2014, and incorporated herein by reference.
	(3)	Previously filed with Form 8‑K filed August 20, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date:	November 12, 2014	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	November 12, 2014	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)