Form 10-K
period 2014-12-28
MAGNETEK, INC.
filed 2015-03-20
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number 1-10233
MAGNETEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-3917584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
N49 W13650 Campbell Drive Menomonee Falls, Wisconsin	53051
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (262) 783-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ]	No [X]
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $23.65 per share as reported by the NASDAQ Stock Market, on June 27, 2014 (the last business day of the Company’s most recently completed second fiscal quarter), was $72,768,803.  Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s Common Stock, as of February 20, 2015, was 3,534,875 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Magnetek, Inc. definitive 2015 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 28, 2014, are incorporated by reference into Part II and Part III of this Form 10-K.

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
Product Offerings
Magnetek is a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. We are a major supplier in North America of power and motion control systems, which include alternating current (“AC”) and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions.
Magnetek also designs, builds, sells, and supports elevator application-specific drive products that efficiently deliver power used to control motion, primarily in high-rise, high-speed elevator applications. We are recognized as an industry leader for DC high-performance elevator drives, as well as for AC drives used with low- and high-performance traction elevators, due to our extensive application expertise and product reliability. Our elevator product offerings are comprised of highly integrated subsystems and drives, sold mainly to elevator OEMs. In addition, our product options include a number of regenerative controls for both new building installations and elevator modernization projects that help building owners save energy. We estimate over 90,000 Magnetek elevator drives have been installed worldwide.
We are also a leading independent supplier of AC and DC digital motion control systems for underground coal mining equipment. Our systems are used in coal hauling vehicles, shuttle cars, scoops, and other heavy mining equipment. We estimate that nearly 11,000 Magnetek drive systems have been installed in mining equipment throughout the world.
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

Index

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
Growing Energy Needs and Focus on Energy Efficiency
Total global energy consumption is projected to increase 30% by the year 2040 according to the U.S. Energy Information Administration ("EIA"). The vast majority of energy consumed today comes from traditional energy sources such as coal, oil, and natural gas, and the EIA projects that fossil fuels will supply nearly 80% of world energy use through 2040. Approximately 40% of the electricity used in the U.S. today comes from coal, and coal is expected to remain the leading source of global electricity generation through 2040, per the EIA. We have a wide variety of product offerings across all of our major served markets which are engineered to efficiently use available power, or which convert energy to usable power in an energy efficient manner. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for nearly 30 years. In addition, our regenerative elevator drives can provide energy savings of 25% to 45% over other elevator solutions. We also recently introduced a new line of regenerative drives for the material handling market that, when coupled with our existing motor drive technology, have the ability to provide energy savings of over 40% compared to non-regenerative solutions in the market. We believe our energy efficient product offerings have us well positioned to benefit from the expected growing demand for energy and energy efficient solutions in the future.
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
Industry Expertise and Technological Capabilities
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
Product Breadth and Brand Name Recognition
We provide a wide variety of products in most of our major served markets, and we are among the leaders in the U.S. in many of our served markets. For material handling customers, we serve as a one-stop source, providing a full range of AC and DC crane controls as well as subsystems, including radio controls, push button stations, motors, brakes, and power delivery products. For elevator customers, we offer both AC and DC integrated digital motion control subsystems for mid- to high-rise buildings at varying speed and performance levels. Our elevator control systems can be found in many of the world's most recognizable buildings. Over the past several years, we've introduced a number of new innovative products to further broaden our product offerings, including severe duty AC traction drives for mining applications, regenerative AC and DC drives for elevator applications, and a new generation of lower-cost AC elevator drives for mid-rise applications.
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
Strategy
Invest in Innovation and New Product Development
We continue to invest in research and development (“R&D”) in an effort to grow our business and remain competitive, refreshing our product offerings and developing new products and services to address the changing needs of our customers. Developing and offering a broad range of products for each of our served markets is an integral part of our strategy. We make innovative modifications to existing products in an effort to add features and special application software that improve performance. We continue to expand our bundling opportunities in material handling with our radio drive serial interface (“RDSI”). An RDSI module allows a wireless radio to communicate directly with the crane control system, providing improved diagnostic and troubleshooting information.
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

Index

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
Entry into New Markets
We continue to seek to grow our business by migrating our proven technology and application expertise into new markets. Over the past several years, we've strategically allocated R&D, sales, and marketing resources to markets such as automation and mobile hydraulic in material handling and non-coal applications in mining markets in an effort to understand the dynamics and requirements of those markets. We've had success in growing our business in those markets, and will continue to look for opportunities where we believe we can take advantage of our competitive strengths to enter into and gain share in new markets.
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
Generate Sufficient Cash to Fund our Growth Initiatives and our Obligations
Our business has consistently generated positive cash flow from operating activities, prior to funding pension obligations, even during periods of economic downturns by focusing on controlling our costs and effectively managing our working capital. Since January 2007, our unrestricted cash balances have increased from $7 million to nearly $10 million at the end of December 2014. During that time, we've contributed cash of approximately $94 million to our defined benefit pension plan while also experiencing some of the worst economic conditions since the 1930s. In addition, we've continued to spend approximately $3 to $4 million annually on R&D activities aimed at growing our business through innovative new product introductions and entry into new markets. We intend to continue to focus on retaining discipline in our resource allocation, controlling our costs, and effectively managing our assets. At the same time, we intend to continue to prudently invest in our business to drive future growth, in an effort to maximize our profitability and cash flow, while we reduce our pension obligation over time through contributions.
In summary, we intend to continue to pursue internal growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically. We may also selectively pursue external growth through acquisitions in our served or related markets, adding products, technology, or capabilities that complement our existing business. Our focus over the next 12 months will be directed toward aligning our resources and investments with the best growth and profit opportunities, maximizing those opportunities through new product introductions and penetration of new markets. At the same time, we'll strive to effectively manage our cost structure and our assets to optimize cash flow and profitability.

Seasonality

Our power control systems for material handling applications represented nearly 74% of our revenue in fiscal year 2014.  Sales of these products tend to follow capital budgeting and spending patterns of the customer base.  As a result, our revenues are generally strongest in our June and December fiscal quarters, with relatively lower revenues in our March and September fiscal quarters.

Backlog

Our backlog as of the end of fiscal 2014 was $12.7 million, comparable to our backlog of $12.8 million at the end of fiscal 2013. While we use our backlog figure as an indicator of future sales activity, we have historically had a significant amount of revenue derived from orders that are booked and shipped within the same reporting period.  We expect most of the orders in our backlog to be filled during fiscal 2015.

Index

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

Suppliers and Raw Materials

Virtually all materials and components that we purchase are available from multiple suppliers.  During fiscal 2014, raw material purchases accounted for approximately 75% of our total cost of sales.  Production of digital power control systems depends heavily on various electronic components as well as steel and aluminum enclosures and wire harnesses.  We seek to obtain competitive pricing on these raw materials by utilizing multiple suppliers and leveraging our total purchasing requirements.

Research and Development

Our research and development activities, which are conducted primarily in Menomonee Falls, Wisconsin, are directed toward developing new products, improving existing products by, among other things, adding features or reducing costs, and customizing or modifying products to meet customers’ specific needs.  Total research and development expenditures were approximately $3.2 million, $3.2 million, and $3.8 million for fiscal 2014, 2013 and 2012, respectively.

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

International Operations

International sales accounted for $11.8 million, or 11% of our net sales, while domestic sales were $97.9 million, or 89% of our net sales in fiscal year 2014. We define international sales as sales of products manufactured by our facilities outside the U.S. that are sold outside of the U.S., as well as sales of products manufactured in the U.S. sold to purchasers outside of the U.S.   International sales accounted for $11.3 million, or 11% of our net sales, while domestic sales were $92.0 million, or 89% of our net sales, in fiscal 2013. International sales accounted for $13.9 million, or 12% of our net sales, while domestic sales were $100.4 million, or 88% of our net sales in fiscal year 2012. We hold assets in Canada and the United Kingdom totaling $6.5 million, of which $4.4 million are held in Canada and $2.1 million are in the United Kingdom.

Employee Relations

As of February 20, 2015, we had 130 salaried employees and 188 hourly employees, none of whom were covered by collective bargaining agreements with unions.  We believe that our relationships with our employees are favorable.

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

Index

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal 2014, fiscal 2013, or in fiscal year 2012.

We have been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal 2014, fiscal 2013, or in fiscal year 2012.  Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including our indemnification obligations, is not expected to be material.

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

Name	Age	Position
Peter M. McCormick	54	Director, President and Chief Executive Officer
Marty J. Schwenner	54	Vice President, Chief Financial Officer
Scott S. Cramer	62	Vice President, General Counsel and Corporate Secretary
Michael J. Stauber	41	Vice President, Corporate Controller
Hungsun S. Hui	52	Vice President, Operations

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

Index

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

Changes in technology could reduce demand for our products

We believe that our intellectual property is equal or superior to our competitors’ and we do not know of any new technologies that could cause a shift away from digital power electronic solutions in the end markets we serve.  However, major advancements in digital power electronic technologies by competitors or the advent of technologies obviating digital power electronic solutions could have an adverse effect on our financial position or results of operations.

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

We have pension liabilities and funding obligations which are subject to changes in interest rates, asset return rates, and mortality assumptions

Our defined benefit pension plan was underfunded as of December 28, 2014, due primarily to reductions in interest rates over the past decade, which impact the discount rate used to estimate the net present value of our pension obligations. Current actuarial estimates indicate that we will be required to make contributions of $25 million to our defined benefit pension plan to achieve fully funded status.

In addition, changes in interest rates, investment returns, mortality assumptions, and other factors could adversely affect the funded status of our pension plan in the future and require that we contribute additional cash to the pension plan over and above the amounts currently estimated.  Such volatility could also increase pension expense in periods beyond fiscal 2014. As a result, we may be required to seek additional sources of cash to fund both our operations and our required pension contributions.

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

Our business, operations, and financial results could be adversely impacted in the event of a failure or security breach of our information technology systems

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage the day-to-day operation of our business, manage relationships with our business partners, and maintain our financial and accounting records. The failure of our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could disrupt our business and severely limit our ability to operate our business. In addition, our information technology systems are vulnerable to damage or interruption from natural disasters, theft, computer viruses and hackers, hardware or software failures, and power outages. Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction, and potential legal actions, any of which could have a material adverse effect on our results of operations or financial condition.

Ordinary transfers of our common stock between shareholders could result in an ownership change as defined in Section 382 of the Internal Revenue Code, limiting our ability to fully utilize our net operating loss carryforwards for U.S. federal tax purposes

We had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $242 million as of December 28, 2014.  Our NOLs have a carryforward period of 20 years with expiration dates ranging from 2019 to 2034.  We anticipate that no federal income tax liability, other than alternative minimum tax, would be recorded if and when we generate U.S. taxable income and such carryforwards are utilized.

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

Index

shareholders in future periods could result in an ownership change in such periods and accordingly, at that time, limit the utilization of our NOLs as described above.

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Magnetek’s headquarters and each of our facilities for the continuing operations of the Company are listed below, each of which is leased.

Location	Lease Term	Approximate Size (Sq. Ft.)	Principal Use
Menomonee Falls, Wisconsin	2020	143,700	Power control systems manufacturing and corporate headquarters
Mississauga, Canada	2016	11,180	Sales and service
Pittsburgh, Pennsylvania	2017	11,400	Power control systems manufacturing
Bedford, England	2023	7,000	Sales and service
Bridgeville, Pennsylvania	2017	6,800	Engineering

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
Litigation - Product Liability

     We have been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations we previously acquired, but which are no longer owned. During our ownership, none of the businesses produced or sold asbestos-containing products.  For such claims, we are either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former Magnetek business operations. With respect to these claims, we are uninsured, but we believe that we have no such liability and we aggressively seek dismissal from these proceedings. Management does not believe the asbestos proceedings, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations. Given the nature of the above issues, uncertainty of the ultimate outcome, and the inability to estimate the potential loss, no amounts have been reserved for these matters.

Litigation - Patent Infringement and Related Proceedings

In August 2008, we filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involved a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. We alleged that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, we suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. Accordingly, we sought damages in the amount of $18.75 million. Following a December 2011 mediation, we entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to us, which we received in January 2012. The federal proceeding and the Illinois Supreme Court proceeding were subsequently dismissed, also in January 2012. We entered into the settlement agreement to eliminate the uncertainties, burden, and expense of further litigation. We recorded the settlement payment as a gain in discontinued operations in fiscal 2012.

Index

Litigation - Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against us and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of Magnetek and was Deputy Chairman and Managing Director of our former Italian subsidiary, Magnetek, S.p.A. Mr. Canova asserted claims for damages in the amount of 3.5 million Euros (approximately US$4.3 million) allegedly incurred in connection with the termination of his employment at the time of the sale of our power electronics business to Power-One, Inc. ("Power One") in October 2006. The claims against us relate to a change of control agreement and restricted stock grant. In March 2012, the Court of Arezzo ruled in our favor, dismissing Mr. Canova's claims against us as invalid. Mr. Canova appealed the ruling in September 2012. On October 16, 2013, the Labor Court of Appeals issued its decision rejecting all claims of Mr. Canova against Magnetek, Inc. and ordered Mr. Canova to pay a nominal amount in favor of Magnetek, Inc. toward our legal expenses incurred in the appeal. Mr. Canova did not appeal the ruling to the Supreme Court on or before October 16, 2014, and thereby relinquished any right to appeal. Accordingly we consider this matter closed.

In October 2010, we received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of our power electronics business to Power-One in October 2006. With a reservation of rights, we affirmed our obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately Euro 1.9 million (approximately US$2.3 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleged potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately Euro 2.6 million (or approximately US$3.2 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return. A hearing before the Tax Court of Arezzo ("Tax Court") was held July 5, 2012, on the tax assessment for the period July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and on October 6, 2014, issued its ruling finding in favor of the tax authority. We believe the commission's decision was based upon erroneous interpretation of the applicable law and we intend to to appeal the ruling to the Italian Supreme Court.

In August 2012, the tax authority in Arezzo, Italy issued additional notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately Euro 9.5 million (approximately US$11.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately 2.8 million Euro (approximately US$3.4 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns for the reporting periods. The tax authority asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy. The Tax Court held a hearing on December 4, 2014 and thereafter scheduled another hearing for April 16, 2015. We believe the Italian tax claims are without merit and intend to vigorously defend against them.
Litigation - Environmental Matters

From time to time, we have taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, we agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to our indemnification obligations, did not involve material expenditures during fiscal years 2014, 2013 or 2012.

We have also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for clean-up costs associated with alleged past waste disposal practices at several previously utilized, owned, or leased facilities and offsite locations. Our remediation activities as a potentially responsible party were not material in fiscal years 2014, 2013 or 2012. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of clean-up activities required by governmental authorities, the nature of our alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, our estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including us, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from us relating to site investigations and remediation. We retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, we submitted our site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  We agreed to the scope of the work plan with the DEP in November 2010.  We have recorded a liability of $0.4 million related to the Bridgeport facility, representing our best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of December 28, 2014.

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

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol "MAG." As of February 20, 2015, there were 117 record holders of Magnetek’s common stock.
The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal years 2014 and 2013:

Fiscal Year 2014	High	Low
Fourth Quarter	$45.71	$25.58
Third Quarter	35.00	23.21
Second Quarter	23.71	19.00
First Quarter	25.75	18.68
Fiscal Year 2013	High	Low
Fourth Quarter	$23.71	$17.08
Third Quarter	18.33	16.22
Second Quarter	18.21	12.71
First Quarter	14.12	10.25

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the near future.  Our ability to pay dividends on our common stock is restricted by provisions in our 2007 revolving loan agreement, as amended, which provides that we may not declare or pay any dividend or make any distribution with respect to our capital stock.

There were no unregistered sales of equity securities during fiscal year 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 is hereby incorporated by reference to the section of the Company's 2015 Proxy Statement entitled "Equity Compensation Plan Information Table."

Stock Performance Graph – Return to Shareholders

The table and line graph shown below compare the cumulative total return for the last five years and six months to holders of Magnetek common stock with the cumulative total return of the Russell 2000 Index and the NASDAQ Electronics Components index.

The table and line graph below assume an investment of $100 in the Company’s common stock and in each of the comparison groups beginning June 28, 2009, and assumes the reinvestment of all dividends, through December 28, 2014.  The stock price performance information shown below should not be considered indicative of potential future stock price performance.

	Jun-09	Jun-10	Jun-11	Dec-11	Dec-12	Dec-13	Dec-14
Magnetek, Inc.	100.00	66.19	130.94	61.94	75.97	172.45	292.45
Russell 2000	100.00	121.48	166.93	150.61	175.24	243.27	255.17
NASDAQ Electronic Components	100.00	119.40	152.01	135.18	135.01	186.76	246.59

Index

Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the fourth quarter of fiscal year 2014.

Index

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Magnetek, Inc. for fiscal years 2014, 2013 and 2012, the six-month transition period ended January 1, 2012, and the previous two fiscal years.  The financial data presented below is derived from our audited consolidated financial statements.  For additional information, see our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statement of Operations Data	Fiscal Year Ended			Six Months Ended	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010
(Amounts in thousands, except per share data)
Net sales	$109,713	$103,316	$114,274	$58,721	$109,832	$80,571
Gross profit	39,951	35,325	39,844	20,333	35,157	24,128
Gross profit %	36.4%	34.2%	34.9%	34.6%	32.0%	29.9%
Income (loss) from operations	$(25,730)	$4,775	$8,022	$4,880	$5,446	$(2,314)

Net income (loss):
Continuing operations	$(26,445)	$3,759	$6,926	$4,331	$4,817	$(3,158)
Discontinued operations	(818)	(627)	5,697	(39)	(1,154)	(1,943)
Net income (loss)	$(27,263)	$3,132	$12,623	$4,292	$3,663	$(5,101)

Earnings (loss) per common share - basic
Continuing operations	$(7.89)	$1.16	$2.18	$1.38	$1.54	$(1.02)
Discontinued operations	$(0.24)	$(0.19)	$1.79	$(0.01)	$(0.37)	$(0.62)
Net income (loss)	$(8.13)	$0.97	$3.97	$1.36	$1.17	$(1.64)

Earnings (loss) per common share - diluted
Continuing operations	$(7.89)	$1.13	$2.14	$1.35	$1.51	$(1.02)
Discontinued operations	$(0.24)	$(0.19)	$1.76	$(0.01)	$(0.37)	$(0.62)
Net income (loss)	$(8.13)	$0.94	$3.90	$1.34	$1.15	$(1.64)

Balance Sheet Data
(Amounts in thousands)	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	July 3, 2011	June 27, 2010

Total assets	$78,700	$81,969	$98,815	$92,005	$85,433	$76,100
Long-term debt, including current portion	—	—	—	—	—	4
Other long term obligations	845	911	1,095	1,517	1,318	1,461
Pension benefit obligations	27,360	48,461	102,340	98,108	61,382	77,914
Stockholders' equity (deficit)	23,619	8,236	(30,875)	(35,745)	(4,462)	(23,937)

Index

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. We believe we are North America's largest independent supplier of digital drives, radio controls, software, and accessories for industrial cranes and hoists, and believe we are also the largest independent supplier of digital DC motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for motion control systems used in mining equipment. We are focused on providing our customers cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrading of installed equipment, and an increasing appreciation in our served markets for communication and diagnostic features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are well positioned to grow our business by gaining share in both our served markets as well as in new markets.  Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.

Our product offerings for material handling applications include innovative power control systems, radio remote controls, and braking, collision avoidance, and electrification subsystems, sold primarily to OEMs of overhead cranes and hoists.  While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions. A primary driver of our growth in this market is our ability to improve our customers' operations and provide them with quantifiable and proven returns on invested capital.

Our product offerings for elevator applications are comprised of highly integrated subsystems and drives used to control motion primarily in high-rise, high-speed elevator applications.  Our products are sold mainly to elevator OEMs and we have a significant share of the available market for DC drives and subsystems used in high-rise elevators. We believe we have opportunities for growth in available elevator markets by marketing the benefits of retaining and upgrading existing installed DC technology, introducing new energy-saving product offerings for both AC and DC applications, expanding the breadth of our product offerings for lower performance AC applications, and expanding geographically.

Our product offerings for mining applications include drives used mainly in the underground coal mining industry. We have been a leading supplier of AC and DC digital motion control systems to underground coal mining equipment manufacturers for nearly 30 years. We believe that global energy needs will continue to grow significantly for the foreseeable future, and part of that need will continue to be met by traditional coal-based sources. In response to the prolonged downturn in the coal market, we've reduced our costs, focused our efforts on new product developments, and expanded our sales into markets outside the U.S. In addition, we're currently undergoing qualification tests of newly developed traction drive systems for hard rock mining applications in an effort to reduce our reliance on the coal industry. We also intend to continue to support our installed base of wind inverters through spare part sales.

We intend to continue to build on our competitive strengths in established material handling, elevator, and mining markets and invest in research and development to expand our product portfolio aimed at penetrating growing markets for digital power-based systems. We are focused on increasing our sales and maximizing profitability primarily by prudently pursuing internal growth opportunities in our core product lines, seeking to increase our market share, enter new markets, and expand our current business model geographically.

Continuing Operations

We focus on a variety of key indicators to monitor our business performance.  These indicators include order rates, sales growth, gross profit margin, operating profit margin, net income, earnings per share, and working capital and cash flow measures.   These indicators are compared to our operating plans as well as to our prior year actual results, and are used to measure our success relative to our objectives.  Our Company objectives are to grow sales at least 5% on a year-over-year basis, to achieve 35% gross margins and 10% operating profit margins, and to generate sufficient cash flow to fund our growth initiatives, our operations, and our obligations.

Index

We experienced improving market conditions throughout fiscal 2014, as manufacturing activity in the U.S. accelerated at a moderate pace. End-market conditions in our largest served market, overhead material handling, as well as in the elevator market improved in 2014 from 2013 levels, which led to increasing demand and growing sales as the year progressed. In addition, our sales mix shifted in fiscal 2014 to include several larger scale projects as compared to fiscal 2013. These improved market conditions were reflected in our fiscal 2014 total company sales, which increased 6% to nearly $110 million from $103 million in fiscal 2013.

Fiscal 2014 gross profit increased to nearly $40.0 million, or 36.4% of sales, compared to fiscal 2013 gross profit of $35.3 million, or 34.2% of sales. The year-over-year increase in gross profit and gross margin as a percentage of sales was mainly due to higher sales volume, improved sales mix, cost containment actions, and selective pricing actions. We reported a pre-tax loss from operations of $25.7 million, mainly due to a pension settlement charge of $37.1 million, compared to fiscal 2013 pre-tax income from operations of $4.8 million, or 4.6% of sales. Excluding the pension settlement charge, our fiscal 2014 income from operations would have been $11.4 million, or 10.4% of sales.

The pension settlement charge related to a lump sum window program that we completed in fiscal 2014. We offered a lump sum payout to nearly 3,000 deferred vested participants in an effort to reduce the size, volatility, mortality risk, and administrative costs of our defined benefit pension plan. A total of 2,230 participants elected the lump sum option, with a total amount of $46.9 million paid out of pension plan assets to those participants. Our pension liability was reduced by a similar amount.

Upon completion of the lump sum window, we recorded a one-time, non-cash settlement charge of $37.1 million as a component of pension expense in the fourth quarter of fiscal 2014. The settlement charge represents accelerated amortization of actuarial pension losses that would otherwise have been amortized to our income statement over time as a component of future pension expense. The settlement charge had no impact on our cash flow or financial position and is expected to reduce our future pension expense.

We reported a loss from continuing operations of $26.4 million, or a loss of $7.89 per share, compared to income from continuing operations of $3.8 million, or $1.13 per share in fiscal 2013. On a non-GAAP basis, excluding the pension settlement charge, we would have reported income from continuing operations of $10.6 million in fiscal 2014, or $2.91 per share.

Our cash balances decreased $5.3 million during fiscal 2014, as we contributed $19.1 million in cash to our pension plan. In addition, in September 2014 we made a voluntary excess contribution to our pension plan of 250,000 shares of Company common stock, valued at $7.4 million at the time of the contribution. These contributions were the main reason for the reduction in our pension liability of $21 million during fiscal 2014, to $27 million at the end of the year, improving the funded status of the plan and strengthening our balance sheet. The improvement in our pension liability should also result in reduced pension expense and pension contributions in fiscal 2015 and beyond.

In summary, our financial performance was exceptional in fiscal 2014, as we grew our sales, controlled our costs well, prudently deployed our resources, and continued to make substantial progress in reducing our pension liability.

Looking ahead, our business had solid momentum entering 2015 and current forecasts indicate the U.S. economic recovery is projected to continue at a deliberate pace. The recent strengthening of the U.S. dollar and falling commodity prices demonstrate that macro-economic conditions remain dynamic and fragile. As a result, it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. However, barring a significant decline in demand in our served markets, we expect that we can grow our business profitably through a combination of new product introductions, market share gains, and entry into new markets. Throughout 2015, we intend to focus our development and marketing efforts on organic sales growth opportunities across all product lines, prudently expanding our reach into new end markets and geographical areas. We also plan to retain our discipline in resource allocation and cost control to optimize operating leverage and grow our income and cash flow.

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

Index

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

We are required to perform annual impairment tests of our goodwill, and may be required to test more frequently in certain circumstances. We have elected to perform our annual impairment test in the fourth quarter of our fiscal year. Per Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, the best evidence of fair value is quoted prices in active markets. Accordingly, we believe that our market capitalization is the best indication of fair value. No impairments were recognized in goodwill or other intangible assets during fiscal years 2014, 2013, or 2012.

Pension Benefits

We sponsor a defined benefit plan ("pension plan") that was frozen in 2003 which covers primarily former employees in the U.S.  The valuation of our pension plan requires the use of assumptions and estimates that attempt to anticipate future

Index

events to develop actuarial valuations of pension expense, assets, and liabilities.  These assumptions include expected rates of return on plan assets, discount rates, and mortality rates.

We determine the expected return on plan assets based upon an overall estimated long-term rate of return over the period that benefits are projected to be paid. This estimate considers the targeted allocation of pension plan assets among securities with various risk and return profiles. Our analysis incorporates historical and anticipated economic data and market conditions, analyzing future expectations of asset performance, past return results, and current and expected asset allocations. Based on the results of these periodic reviews, we established our long-term expected return on plan assets of 7.75% for cost recognition purposes for fiscal years 2014 and 2013, a decrease from the expected rate of return of 8.25% for cost recognition purposes in fiscal year 2012. We anticipate our long-term expected return on plan assets to remain at 7.75% for cost recognition purposes for fiscal year 2015.

The discount rate reflects the market for high-quality fixed income corporate debt instruments and is subject to change each year.  As of December 28, 2014, the discount rate used to determine the benefit obligation was 3.55% as compared to 4.45% at December 29, 2013, reflecting the declining interest rate environment that prevailed throughout much of fiscal year 2014.

In October 2014, the Society of Actuaries recommended the use of an updated mortality table commonly referred to as the RP-2014 table that includes increased life expectancy assumptions. We adopted the RP-2014 table in measuring our pension plan as of the end of fiscal 2014, with a scale adjustment to the table to better reflect the actual mortality of our pension plan. The adoption of the RP-2014 table with scale adjustment increased our pension liability by approximately $5 million as of December 28, 2014.

We believe that the assumptions we used in valuing our pension plan are appropriate and reasonable, however, actual experience may differ from our assumptions. Actual results that differ from assumptions are accumulated as deferred actuarial gains or losses, and are recognized as increases or decreases in other comprehensive income or loss ("OCI"). The amount accumulated in OCI impacts future periodic pension expense through subsequent amortization of the gains and losses in accordance with the methods specified in ASC Topic 715, Employers’ Accounting for Pensions ("ASC 715"). As permitted under ASC 715, we use the corridor approach to determine the aggregate amount of actuarial gains or losses that must be recognized. We then amortize those gains or losses on a straight-line basis over the average future life expectancy of our plan participants, due to the fact that all of our plan participants are considered inactive since our plan has been frozen since 2003. Deferred actuarial losses which will be amortized into earnings in future accounting periods totaled $134 million at December 28, 2014.

We contributed $19.1 million in cash to our pension plan in fiscal 2014 and also made a voluntary excess contribution in September 2014 of 250,000 shares of Company common stock to the plan, valued at $7.4 million at that time. We are not required to make any mandatory minimum contributions to our pension plan in fiscal 2015. Given our current actuarial assumptions, pension expense for fiscal 2015 is expected to decrease to approximately $2.0 million (see Note 12 of Notes to Consolidated Financial Statements under Item 8).

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

Index

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

Results of Operations for the Twelve Months Ended December 28, 2014 (Fiscal Year 2014), Compared with the Twelve Months Ended December 29, 2013 (Fiscal Year 2013)

Net Sales and Gross Profit

Net sales increased 6% to $109.7 million for the twelve months ended December 28, 2014, from sales of $103.3 million for the twelve months ended December 29, 2013. The increase in net sales was due primarily to higher sales of products for material handling applications, which increased $4.2 million year-over-year, and higher sales of products for elevator applications, which increased $1.4 million. In addition, sales into renewable energy markets increased $0.9 million year-over-year to $1.7 million due to higher sales of spare parts in support of our installed base of inverters operating in wind turbines. Net sales by primary market were as follows, in millions:

Twelve Months Ended	December 28, 2014		December 29, 2013
	Sales	% of Sales	Sales	% of Sales

Material handling	$80.8	74%	$76.6	74%
Elevator motion control	23.6	21%	22.2	22%
Energy systems (renewable energy and mining)	5.3	5%	4.5	4%
Total net sales	$109.7	100%	$103.3	100%

Gross profit for the twelve months ended December 28, 2014, increased to $40.0 million (36.4% of sales) from $35.3 million (34.2% of sales) in the twelve months ended December 29, 2013. The increase in gross profit for the twelve months ended December 28, 2014, was primarily due to higher sales volumes into material handling and elevator markets, an improved sales mix with more large scale projects, cost reduction efforts enacted in the second half of fiscal 2013 and early fiscal 2014, and selective pricing actions on certain legacy products.

Operating Expenses

Operating expenses are comprised of R&D expense, pension expense, and sales, general and administrative (“SG&A”) expenses.  R&D expense was $3.2 million for the twelve months ended December 28, 2014, or 2.9% of sales, comparable to R&D expense of $3.2 million, or 3.1% of sales, for the twelve months ended December 29, 2013.

Pension expense for the twelve months ended December 28, 2014, increased to $40.3 million from $6.4 million in the twelve months ended December 29, 2013 (see Note 12 of of Notes to Consolidated Financial Statements under Item 8). The significant increase in pension expense in fiscal 2014 was entirely due to a pension settlement charge of $37.1 million related to a lump sum window program we completed in fiscal 2014. Excluding this non-recurring, non-cash settlement charge, pension expense would have been $3.2 million.

SG&A expense was $22.2 million, or 20.2% of sales, for the twelve months ended December 28, 2014, compared to $20.9 million, or 20.3% of sales, for the twelve months ended December 29, 2013.  Selling expenses decreased to $11.6 million, or 10.6% of sales, for the twelve months ended December 28, 2014, from $12.0 million, or 11.6% of sales, for the twelve months ended December 29, 2013, mainly due to lower payroll-related costs and lower discretionary spending, partially offset by increased variable selling expenses from higher sales volumes. General and administrative (“G&A”) expense

Index

increased to $10.6 million for the twelve months ended December 28, 2014, from G&A expense of $8.9 million for the twelve months ended December 29, 2013, due mainly to higher incentive compensation provisions in fiscal 2014.

Income (Loss) from Operations

We reported a loss from operations of $25.7 million for the twelve months ended December 28, 2014, compared to income from operations of $4.8 million for the twelve months ended December 29, 2013. The loss from operations in fiscal 2014 was due to the pension settlement charge of $37.1 million.

Provision for Income Taxes

We recorded a tax provision of $0.7 million for the twelve months ended December 28, 2014, and $1.0 million for the twelve months ended December 29, 2013, mainly due to non-cash deferred tax provisions of $0.7 million and $0.9 million recorded in those periods respectively, related to changes in deferred tax liabilities from goodwill amortization.  The remainder of our provision or benefit for income taxes is comprised of provisions or benefit for income taxes on our pretax operating results in Canada (see Note 9 of Notes to Consolidated Financial Statements under Item 8).

Income (Loss) from Continuing Operations

For the twelve months ended December 28, 2014, we recorded a loss from continuing operations of $26.4 million, or $7.89 per diluted share, compared to income from continuing operations of $3.8 million for the twelve months ended December 29, 2013, or $1.13 per share, on a diluted basis.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the twelve months ended December 28, 2014, of $0.8 million, or a $0.24 loss per share on a diluted basis, compared to a loss from discontinued operations of $0.6 million, or a $.19 loss per share on a diluted basis, for the twelve months ended December 29, 2013.

Our loss from discontinued operations in both periods related entirely to previously divested businesses, comprised mainly of legal and professional fees incurred in various matters (see Notes 2 and 10 of Notes to Consolidated Financial Statements under Item 8).

Net Income (Loss)

We recorded a net loss for the twelve months ended December 28, 2014, of $27.3 million, or a loss of $8.13 per share on a diluted basis, compared to net income of $3.1 million, or $.94 per share, on a diluted basis for the twelve months ended December 29, 2013.

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

Index

Twelve Months Ended	December 29, 2013		December 30, 2012
	Sales	% of Sales	Sales	% of Sales

Material handling	$76.6	74%	$81.0	71%
Elevator motion control	22.2	22%	22.6	20%
Energy systems (renewable energy and mining)	4.5	4%	10.7	9%
Total net sales	$103.3	100%	$114.3	100%

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

Operating Expenses

Operating expenses are comprised of R&D expense, pension expense, and sales, general and administrative (“SG&A”) expenses.  R&D expense was $3.2 million for the twelve months ended December 29, 2013, or 3.1% of sales, compared to R&D expense of $3.8 million, or 3.4% of sales, for the twelve months ended December 30, 2012. The year-over-year decrease in R&D expense was mainly due to the lack of development projects related to products with renewable energy applications in fiscal 2013.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balances decreased $5.3 million during fiscal 2014, from $15.0 million at December 29, 2013, to $9.7 million at December 28, 2014.  Restricted cash balances remained unchanged during fiscal 2014 at $0.3 million.   The primary source of cash during fiscal 2014 was adjusted earnings before non-cash charges for depreciation, amortization, pension, stock compensation and deferred income tax provisions of $16.0 million.

The primary uses of cash in fiscal 2014 were $19.1 million in contributions to our defined benefit pension plan, $1.0 million for capital expenditures, and $0.9 million of disbursements related to discontinued operations. There were no significant changes in our operating assets and liabilities in total, as increases in accounts receivable and, to a lesser extent, inventories were largely offset by increases in other accrued liabilities (see Note 14 of Notes to Consolidated Financial Statements). Our accounts receivable increased during fiscal 2014 by $1.9 million mainly due to higher volume in fiscal 2014. Current liabilities increased during fiscal 2014 by $1.8 million, mainly due to incentive compensation amounts accrued as of the end of fiscal 2014.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures during fiscal 2015 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition, and the general economy.

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
On June 15, 2014, we entered into the seventh amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 15, 2015; (ii) retain the commitment amount of Associated Bank at $12.5 million; (iii) establish minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization requirements for the term of the agreement; and (iv) establish maximum quarterly cash amounts that can be contributed to our defined benefit pension plan for the term of the agreement.
On August 20, 2014, we entered into the eighth amendment to the revolving facility with Associated Bank, the purpose of which was to increase the maximum quarterly cash amounts that can be contributed to our defined benefit pension plan for the term of the agreement.
There were no amounts outstanding under the revolving facility as of December 28, 2014.  We are currently in compliance with all covenants of the revolving credit facility, as amended.

Index

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made cash contributions to the plan aggregating $94 million from April 2008 through December 2014, including cash contributions of $19 million during fiscal 2014. These contributions have been funded by cash generated from operations and existing cash on hand.  Estimated future contributions to achieve 100% funded status, as measured using current actuarial assumptions, are projected to be approximately $25 million. We are not required to make any mandatory minimum contributions to our pension plan in fiscal 2015. Actual future contribution amounts will likely vary from current estimated future contributions, depending on future interest rate levels, values in equity and fixed income markets, and the level and timing of additional interim contributions we may make to plan assets.

Based upon current plans and business conditions, we believe that current cash balances and internally generated cash flows will be sufficient to fund anticipated operational needs, capital expenditures, and other commitments over the next 12 months.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements or variable interest entities as of December 28, 2014.

Summary of Contractual Obligations and Commitments

Future payments due under contractual obligations of our continuing operations as of December 28, 2014, were as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Pension funding obligations	$—	$5,600	$4,400	$15,000	$25,000
Operating lease obligations	1,254	1,906	1,705	1,116	5,981
Purchase obligations	14,654	—	—	—	14,654
Total	$15,908	$7,506	$6,105	$16,116	$45,635

Pension funding amounts in the table above are based on current regulations and actuarial estimates as of December 28, 2014, and are not discounted. The net present value of our future pension funding obligations, discounted at a rate of 3.55% (the rate used to estimate our projected benefit obligation at December 2014), total approximately $21.2 million. Estimated pension funding obligation amounts could vary, depending on future interest rate levels, values in equity and fixed-income markets, changes in mortality rates, or changes in pension funding legislation that may be enacted in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The fair value of our debt was zero at December 28, 2014.  However, we do have pension liabilities and funding obligations which vary as interest rates change.  We used an average interest rate of 4.9% in determining our aggregate pension funding obligations of approximately $25 million as of December 28, 2014 (see “Summary of Contractual Obligations and Commitments” table under Item 7).  A hypothetical increase of 100 basis points from the average interest rate used in the calculation would reduce our aggregate pension funding obligation to approximately $18 million at December 28, 2014.  Similarly, a hypothetical decrease of 100 basis points would increase our aggregate pension funding obligation to approximately $37 million at December 28, 2014.

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

We did not have any foreign currency contracts, or hedge instruments or contracts outstanding at December 28, 2014, or December 29, 2013.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the accompanying consolidated balance sheets of Magnetek, Inc. as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnetek, Inc. as of December 28, 2014 and December 29, 2013, and the consolidated results of its operations and its cash flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 20, 2015

Index

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(Amounts in thousands, except per share data)	December 28, 2014	December 29, 2013	December 30, 2012

Net sales	$109,713	$103,316	$114,274
Cost of sales	69,762	67,991	74,430
Gross profit	39,951	35,325	39,844
Operating expenses:
Research and development	3,174	3,246	3,834
Pension expense	40,349	6,365	6,936
Sales, general and administrative	22,158	20,939	21,052
Income (loss) from operations	(25,730)	4,775	8,022

Provision for income taxes	715	1,016	1,096
Income (loss) from continuing operations	(26,445)	3,759	6,926
Income (loss) from discontinued operations, net of tax	(818)	(627)	5,697
Net income (loss)	$(27,263)	$3,132	$12,623

Earnings (loss) per common share - basic
Income (loss) from continuing operations	$(7.89)	$1.16	$2.18
Income (loss) from discontinued operations	$(0.24)	$(0.19)	$1.79
Net income (loss)	$(8.13)	$0.97	$3.97

Earnings (loss) per common share - diluted
Income (loss) from continuing operations	$(7.89)	$1.13	$2.14
Income (loss) from discontinued operations	$(0.24)	$(0.19)	$1.76
Net income (loss)	$(8.13)	$0.94	$3.90

Weighted average shares outstanding - basic	3,350	3,231	3,174
Weighted average shares outstanding - diluted	3,350	3,339	3,238

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	December 28, 2014	December 29, 2013	December 30, 2012

Net income (loss)	$(27,263)	$3,132	$12,623
Change in unrecognized pension liability	35,022	35,389	(8,867)
Change in currency translation adjustments	(421)	(284)	132
Comprehensive income	$7,338	$38,237	$3,888

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED BALANCE SHEETS

As of (Amounts in thousands)	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash	$9,702	$14,960
Restricted cash	262	262
Trade accounts receivable, less allowances for doubtful accounts	16,975	15,100
Inventories	13,626	13,322
Prepaid expenses and other current assets	801	814
Total current assets	41,366	44,458

Property, plant and equipment:
Buildings and improvements	1,962	1,963
Machinery and equipment	21,109	21,301
Less accumulated depreciation	20,140	20,529
Net property, plant and equipment	2,931	2,735

Goodwill	30,364	30,427
Other assets	4,039	4,349
Total assets	$78,700	$81,969

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,375	$10,403
Accrued liabilities	6,703	4,833
Total current liabilities	17,078	15,236

Long-term pension benefit obligations	27,360	48,461
Other long-term obligations	845	911
Deferred income taxes	9,798	9,125
Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 15,000 shares authorized; 3,535 and 3,260 outstanding at December 28, 2014 and December 29, 2013, respectively	35	33
Additional paid-in capital	150,641	142,598
Retained earnings (accumulated deficit)	(10,175)	17,088
Accumulated other comprehensive loss	(116,882)	(151,483)
Total stockholders' equity	23,619	8,236
Total liabilities and stockholders' equity	$78,700	$81,969

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
(Amounts in thousands)	Shares	Amount	Capital	Deficit)	Loss	Total
Balance, January 1, 2012	3,158	$32	$140,743	$1,333	$(177,853)	$(35,745)

Stock-based compensation expense	—	—	824			824
Shares issued	42	—				—
Shares purchased	(14)	—	(151)			(151)
Shares issued to trust	23	—	309			309
Net income (loss)				12,623		12,623
Translation adjustments					132	132
Pension adjustments					(8,867)	(8,867)
Comprehensive income (loss)						3,888
Balance, December 30, 2012	3,209	$32	$141,725	$13,956	$(186,588)	$(30,875)

Exercise of stock options	8	—	99			99
Stock-based compensation expense	—	—	676			676
Shares issued	37	1				1
Shares purchased	(13)	—	(218)			(218)
Shares issued to trust	19	—	316			316
Net income (loss)				3,132		3,132
Translation adjustments					(284)	(284)
Pension adjustments					35,389	35,389
Comprehensive income (loss)						38,237
Balance, December 29, 2013	3,260	$33	$142,598	$17,088	$(151,483)	$8,236

Stock-based compensation expense	—	—	599			599
Shares issued	22	—	—			—
Shares purchased	(8)	—	(211)			(211)
Shares issued to trust	11	—	285			285
Shares issued to pension plan	250	2	7,370			7,372
Net income (loss)				(27,263)		(27,263)
Translation adjustments					(421)	(421)
Pension adjustments					35,022	35,022
Comprehensive income (loss)						7,338
Balance, December 28, 2014	3,535	$35	$150,641	$(10,175)	$(116,882)	$23,619

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income (loss)	$(27,263)	$3,132	$12,623
Loss (income) from discontinued operations	818	627	(5,697)
Adjustments to reconcile net income (loss) to net cash provided by (used) operating activities:
Depreciation	760	663	2,082
Amortization	53	53	53
Stock-based compensation expense	599	676	824
Pension expense	40,349	6,365	6,936
Deferred income tax provision	673	929	950
Changes in operating assets and liabilities	13	448	(1,465)
Cash contribution to pension fund	(19,056)	(24,856)	(11,571)
Net cash provided by (used in) operating activities:
Continuing operations	(3,054)	(11,963)	4,735
Discontinued operations	(907)	(1,145)	4,079
Net cash provided by (used in) operating activities	(3,961)	(13,108)	8,814

Cash flows from investing activities:
Capital expenditures	(962)	(549)	(869)
Net cash provided by (used in) investing activities:
Continuing operations	(962)	(549)	(869)
Discontinued operations	—	—	—
Net cash provided by (used in) investing activities	(962)	(549)	(869)

Cash flow from financing activities:
Proceeds from issuance of common stock	285	416	309
Purchase and retirement of treasury stock	(211)	(218)	(151)
Principal payments under capital lease obligations	—	(3)	(3)
Net cash provided by (used in) financing activities:
Continuing operations	74	195	155
Discontinued operations	—	—	—
Net cash provided by (used in) financing activities	74	195	155

Effect of exchange rate changes on cash	(409)	(284)	12

Net increase (decrease) in cash	(5,258)	(13,746)	8,112
Cash at the beginning of the period	14,960	28,706	20,594
Cash at the end of the period	$9,702	$14,960	$28,706

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

Fiscal Year

On August 4, 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from the Sunday nearest to June 30 of each calendar year to the Sunday nearest to December 31, with the change to a calendar year reporting cycle beginning January 2, 2012. The intent of the change was to align the reporting of financial results more closely with peers and to better align the Company's business cycle with suppliers and customers. Fiscal years 2014, 2013, and 2012 refer to the twelve-month periods ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively, and each fiscal year contained 52 weeks.

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

Index

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

Restricted Cash

At December 28, 2014, and December 29, 2013, the Company had $0.3 million of restricted cash related to minimum balance requirements associated with procurement of certain raw materials and supplies.

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

The Company performed the required annual impairment tests for fiscal years 2014, 2013, and 2012, and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Index

Intangible Assets

Additions to intangible assets are capitalized at fair market value and the carrying value of indefinite-lived intangibles is reviewed for impairment if indicators of impairment arise. Intangible assets, which consist principally of patents, are included in other assets in the consolidated balance sheets, and are amortized over the estimated useful lives of the respective assets, principally on the straight-line method.  In fiscal 2009 and fiscal 2010, the Company acquired several patents related to the design and manufacture of digital DC drives for material handling and mining applications.  The cost of the patents, $533 as of December 28, 2014, and December 29, 2013, was capitalized and is included in other assets in the consolidated balance sheets.  The estimated useful life of the patents is 10 years. Accumulated amortization of the patents as of December 28, 2014, and December 29, 2013, was $344 and $291, respectively, resulting in a net carrying value as of those dates of $189 and $242, respectively. The Company does not believe any indicators of impairment of the intangible assets occurred in fiscal years 2014, 2013, or 2012. There can be no assurance that future intangible asset impairment tests will not result in a charge to earnings.

Stock-Based Compensation

The Company records stock-based compensation expenses in accordance with ASC Topic 718, Stock Compensation. Compensation expense related to all stock-based awards for fiscal years 2014, 2013, and 2012 is included in sales, general and administrative expense in the consolidated statements of operations.  No tax benefit was recorded on the stock compensation expense for fiscal years 2014, 2013, and 2012 due to deferred tax valuation allowances recorded by the Company in those years.

Research and Development

Expenditures for research and development are charged to expense as incurred and totaled $3,174 for fiscal 2014, $3,246 for fiscal 2013, and $3,834 for fiscal 2012.

Advertising

Expenditures for advertising are charged to expense as incurred and totaled $22 for fiscal year 2014, $58 for fiscal year 2013, and $88 for fiscal year 2012.

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

Earnings Per Share

In accordance with ASC Topic 260, Earnings Per Share, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed vesting of restricted stock and the exercise of stock options as if all vesting and exercises had occurred at the beginning of the fiscal year, whereas diluted loss per common share does not incorporate these incremental shares.

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

Index

2.  Discontinued Operations

Certain expenses incurred related to businesses the Company no longer owns, are classified as discontinued operations.  The results of discontinued operations follow:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Income (loss) from discontinued operations before interest and income taxes	$(818)	$(627)	$703
Income on sale of telecom power systems business	—	—	32
Gain from settlement agreement, net of fees	—	—	4,962
Income (loss) from discontinued operations	$(818)	$(627)	$5,697

The Company's loss from discontinued operations of $0.8 million in fiscal 2014 was comprised mainly of charges of $0.4 million for environmental matters and $0.2 million for legal fees related to asbestos matters from previously divested businesses (see Note 10 of Notes to Consolidated Financial Statements).
The Company's loss from discontinued operations of $0.6 million in fiscal 2013 was comprised mainly of charges of $0.3 million for environmental matters and $0.2 million for legal fees related to asbestos matters from previously divested businesses.

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

3.  Goodwill

The change in the carrying value of goodwill for the periods ended December 28, 2014, and December 29, 2013, is as follows:

	December 28, 2014	December 29, 2013
Balance at beginning of period	$30,427	$30,485
Currency translation	(63)	(58)
Balance at end of period	$30,364	$30,427

4.  Inventories

Inventories consist of the following:

	December 28, 2014	December 29, 2013
Raw materials	$8,710	$8,531
Work in process	1,252	1,344
Finished goods	3,664	3,447
Total inventory	$13,626	$13,322

5.  Bank Borrowing Arrangements

In November 2007, the Company entered into an agreement with Associated Bank, N.A. (“Associated Bank”) providing for a $10 million revolving credit facility (the “revolving facility”).  Borrowings under the revolving facility bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1.5%, with borrowing levels determined by a borrowing base

Index

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
There were no amounts outstanding on the amended revolving facility as of December 28, 2014.  The Company is currently in compliance with all covenants of the revolving facility, as amended.

6.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods ended:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Numerator:
Income (loss) from continuing operations	$(26,445)	$3,759	$6,926
Income (loss) from discontinued operations	(818)	(627)	5,697
Net income (loss)	$(27,263)	$3,132	$12,623

Denominator:
Weighted average shares for basic income (loss) per share	3,350	3,231	3,174
Add dilutive effect of stock options outstanding	—	108	64
Weighted average shares for diluted income per share	3,350	3,339	3,238

Income (loss) per share - basic:
Income (loss) per share from continuing operations	$(7.89)	$1.16	$2.18
Income (loss) per share from discontinued operations	$(0.24)	$(0.19)	$1.79
Net income (loss) per share - basic	$(8.13)	$0.97	$3.97

Income (loss) per share - diluted:
Income (loss) per share from continuing operations	$(7.89)	$1.13	$2.14
Income (loss) per share from discontinued operations	$(0.24)	$(0.19)	$1.76
Net income (loss) per share - diluted	$(8.13)	$0.94	$3.90

     The Company's computation of weighted average shares for diluted earnings per share for fiscal year 2014 excludes 116 thousand shares of unvested restricted stock and options outstanding to purchase 104 thousand shares of common stock because their inclusion would have had an anti-dilutive effect. Outstanding options to purchase 147 thousand and 174 thousand shares of common stock for fiscal years 2013 and 2012, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share because the effect would have been anti-dilutive.

Index

7.  Fair Values of Financial Instruments

The carrying amounts of certain financial instruments including cash, restricted cash, accounts receivable, and accounts payable approximate their fair values based on the short-term nature of these instruments.  In addition, the Company’s investment in an annuity contract of $3.6 million at December 28, 2014, and $3.9 million at December 29, 2013, is recorded at fair value based upon the net asset value of the contract.  The annuity contract is included in other assets in the accompanying consolidated balance sheet and is classified as a level 2 asset within the fair value hierarchy (refer to Note 12 of Notes to Consolidated Financial Statements for a definition of the fair value levels).

8.  Asset Impairment Charges

During fiscal 2012, the Company committed to a plan to no longer pursue new business opportunities in renewable energy due to diminished expectations for future sales of inverters into renewable energy markets. As a result, the Company determined at that time that its fixed assets used in the manufacture and test of inverters were impaired. Accordingly, the Company recorded a non-cash, pre-tax impairment charge of $1.2 million. The charge is included in cost of sales in the accompanying consolidated statement of operations for the fiscal year ended December 30, 2012. The impairment charge reduced the net book value of the Company's renewable energy fixed assets to a negligible amount.

Index

9.  Income Taxes

The Company’s provision for income taxes, all of which relates to its continuing operations, consists of the following:

	Fiscal Year Ended
For the period ended	December 28, 2014	December 29, 2013	December 30, 2012
Current
Federal	$—	$—	$—
State	—	—	45
Foreign	22	87	101
Deferred
Federal	673	926	955
State and foreign	20	3	(5)
Provision for income taxes	$715	$1,016	$1,096

The Company did not record any provision for income taxes related to its discontinued operations for fiscal years 2014, 2013, or 2012, as the Company has a full valuation allowance and available net operating losses.

A reconciliation of the Company's effective tax rate for continuing operations to the statutory Federal tax rate follows:

	Fiscal Year Ended
	December 28, 2014		December 29, 2013		December 30, 2012
	Amount	%	Amount	%	Amount	%
Provision (benefit) computed at the statutory rate	$(9,005)	35.0	$1,670	35.0	$2,808	35.0
Valuation allowance	9,082	(35.2)	(1,576)	(33.0)	(2,607)	(32.1)
Intangible amortization	673	(2.6)	954	20.0	955	11.9
Foreign tax rate differential	(35)	0.1	(32)	(0.7)	(60)	(0.8)
Total provision for income taxes	$715	(2.7)	$1,016	21.3	$1,096	14.0

Income before provision for income taxes of the Company's foreign subsidiaries (located in Canada and the United Kingdom) included in continuing operations was approximately $221, $368, and $447 for fiscal years 2014, 2013, and 2012, respectively.

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.     Significant components of the Company's deferred tax liabilities and assets as of December 28, 2014, and December 29, 2013, follow:

	December 28, 2014	December 29, 2013
Deferred tax liabilities
Depreciation and amortization (including differences in the basis of acquired assets)	$(9,798)	$(9,125)
Total deferred tax liabilities	(9,798)	(9,125)

Deferred tax assets
Inventory and other reserves	2,428	2,329
Pension benefit obligation	63,466	85,533
Net operating loss and capital loss carryforwards	93,953	88,784
Total gross deferred tax assets	159,847	176,646
Less valuation allowance	(159,795)	(176,568)
Deferred tax assets less valuation allowance	52	78
Net deferred tax liability	$(9,746)	$(9,047)

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

The Company had net operating loss (“NOL”) carryforwards for U.S. federal tax purposes of $242 million and $227 million as of December 28, 2014, and December 29, 2013, respectively. The potential tax benefit of all carryforwards has been fully reserved with a valuation allowance and therefore there is no net tax asset on the consolidated balance sheets related to this asset at December 28, 2014, or at December 29, 2013.  The Company’s NOLs have a carryforward period of 20 years with expiration dates ranging from 2019 to 2034.  As the balance sheet reflects no benefit of such NOLs, the Company anticipates that no federal tax liability, other than alternative minimum tax, would be recorded when U.S. taxable income is generated and such carryforwards are utilized.

The Company regularly completes internal evaluations as to whether ordinary transfers of the Company’s common stock between shareholders have resulted in an ownership change as defined in Section 382 of the Internal Revenue Code.  Based on available information, the Company has determined that no such ownership change has occurred as of December 28, 2014.  If such ownership change had occurred, utilization of the Company’s NOLs would be subject to annual limitation provisions per the Internal Revenue Code and similar state laws.

Index

10.  Commitments and Contingencies

Leases

The Company leases certain facilities and machinery and equipment primarily under operating lease arrangements, which generally provide renewal options. Future minimum rental payments under noncancellable operating leases as of December 28, 2014, follow:

Minimum
Lease
Fiscal Year	Payments
2015	1,254
2016	1,044
2017	862
2018	850
2019	855
Thereafter	1,116
Total lease payments	5,981

Rent expense was $1.4 million, $1.3 million, and $1.1 million for fiscal years 2014, 2013, and 2012, respectively.

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

Litigation-Patent Infringement and Related Proceedings

In August 2008, the Company filed a complaint in the Circuit Court of Cook County, Illinois, County Department, Law Division, against Kirkland & Ellis, LLP (“K&E”). The lawsuit involved a claim for breach of professional responsibility arising out of K&E’s representation of Magnetek in the patent infringement action, Ole K. Nilssen v. Magnetek, Inc. The Company alleged that, as a result of K&E’s negligent breach of professional duty in failing to discover or investigate the existence of prior art and prior misconduct which would have made Nilssen’s patent claim unenforceable or invalidated his patent, the Company suffered an arbitration award and judgment in the amount of $23.4 million, which judgment was ultimately settled by the payment to Nilssen of $18.75 million. The Company sought damages in the amount of $18.75 million. Following a December 2011 mediation, the Company entered into a settlement agreement with K&E. Under the terms of the settlement agreement all outstanding claims were settled and released with prejudice in consideration of K&E making a $5 million settlement payment to Magnetek, which the Company received in January 2012. The federal proceeding and the Illinois Supreme Court proceeding were subsequently dismissed, also in January 2012. The Company entered into the settlement agreement to eliminate the uncertainties, burden and expense of further litigation. The Company recorded the settlement payment as a gain in discontinued operations in fiscal 2012, as the initial patent infringement claim related to a business the Company divested in 2003.

Litigation-Other

In November 2007, a lawsuit was filed by Antonio Canova in Italy, in the Court of Arezzo, Labor Law Section, against the Company and Power-One Italy, S.p.A. Mr. Canova is a former Executive Vice President of the Company and was Deputy Chairman and Managing Director of the Company's former Italian subsidiary, Magnetek, S.p.A. Mr. Canova asserted claims for damages in the amount of Euro 3.5 million (approximately US$4.3 million) allegedly incurred in connection with the termination of his employment at the time of the sale of the Company's power electronics business to Power-One, Inc. ("Power

Index

One") in October 2006. The claims against the Company relate to a change of control agreement and restricted stock grant. On March 8, 2012, the Court of Arezzo ruled in the Company's favor, dismissing Mr. Canova's claims against the Company as invalid. Mr. Canova appealed the ruling in September 2012. On October 16, 2013, the Labor Court of Appeals published its decision rejecting all claims of Mr. Canova against the Company and ordered Mr. Canova to pay a nominal amount to the Company toward its appellate legal expenses. Mr. Canoa did not appeal the ruling to the Supreme Court on or before October 16, 2014, and thereby relinquished any right to appeal. Accordingly the Company considers this matter closed.

In October 2010, the Company received a request for indemnification from Power-One for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately Euro 1.9 million (approximately US$2.3 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleged potential penalties calculated at 120% of the tax amount claimed together with interest in the amount of approximately Euro 2.6 million (or approximately US$3.2 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return. A hearing before the Tax Court of Arezzo ("Tax Court") was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and on October 6, 2014 issued its ruling finding in favor of the tax authority. The Company believes the commission’s decision was based upon erroneous interpretation of the applicable law and intends to appeal the ruling to the Italian Supreme Court.

In August 2012, the tax authority in Arezzo, Italy issued additional notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately Euro 9.5 million (approximately US$11.6 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately Euro 2.8 million (approximately US$3.4 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns for the reporting periods. The tax authority asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, was subject to taxation in Italy. The Tax Court held a hearing on December 4, 2014 and thereafter scheduled another hearing for April 16, 2015. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.

Litigation-Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during fiscal years 2014, 2013, or 2012.

The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for clean-up costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal years 2014, 2013 or 2012. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of clean-up activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

Index

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company retained an environmental consultant to review and prepare reports on historical operations and environmental activities at the Bridgeport facility. In November 2009, the Company submitted its site summary report and proposed work plan to the DEP and in October 2010 submitted a revised work plan to the DEP.  The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.4 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the consolidated balance sheet as of December 28, 2014.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

Letters of Credit

The Company had approximately $0.8 million of outstanding letters of credit as of December 28, 2014.

Index

11.  Stock-Based Compensation Agreements

The Company has two stock option plans (the "Plans"), one of which provides for the issuance of both incentive stock options (under Section 422A of the Internal Revenue Code of 1986) and non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant, and one of which provides only for the issuance of non-qualified stock options at exercise prices not less than the fair market value of the Company’s common stock at the date of grant. One of the Plans also provides for the issuance of stock appreciation rights, restricted stock, incentive bonuses and incentive stock units. The total number of shares of the Company's common stock available for issuance of stock options and other stock rights under the Plans is approximately 236 thousand shares.

Under the provisions of the Plans, key employees and non-employee directors may be granted options to purchase shares of Magnetek common stock at a price not less than its fair market value on the date of grant. Options granted have a maximum term of 10 years. Vesting requirements are determined at the discretion of the Compensation Committee of the Company’s Board of Directors, with vesting periods generally ranging from two to four years.  The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield.  Many of these assumptions are judgmental and highly sensitive.  Following is a table of the weighted average fair value of the Company’s stock option grants for fiscal years 2014, 2013, and 2012 using the Black-Scholes valuation model, assuming no dividends, with the following assumptions:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Expected life in years	6.5	5.8	5.3
Expected stock price volatility	66.4%	70.9%	74.9%
Risk-free interest rate	2.0%	2.0%	0.8%
Options granted (in thousands)	3	6	15
Weighted average fair value of options granted	$23.94	$14.03	$6.47

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

During fiscal 2014, 2013, and 2012, the Company recorded $0.6 million, $0.7 million, and $0.8 million, respectively, of stock-based compensation related to share-based awards.  Stock-based compensation expense is included in sales, general and administrative expense in the accompanying consolidated statements of operations.  As of December 28, 2014, there was $0.8 million of total unrecognized compensation cost related to all stock option and restricted share grants, to be expensed ratably over a weighted-average remaining period of 1.8 years.

Index

A summary of certain information with respect to outstanding stock options under the Plans follows (options in thousands):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000's)
Options outstanding, January 1, 2012	179	$32.67	$1
Granted	15	$10.41
Exercised	—	$—
Canceled	(20)	$65.26
Options outstanding, December 30, 2012	174	$26.88	$18
Granted	6	$22.23
Exercised	(8)	$12.06
Canceled	(25)	$22.67
Options outstanding, December 29, 2013	147	$28.22	$624
Granted	3	$38.00
Exercised	—	$—
Canceled	(22)	$68.82
Options outstanding, December 28, 2014	128	$21.39	$2,209
Exercisable options, January 1, 2012	112	$43.42	$—
Exercisable options, December 30, 2012	115	$34.91	$9
Exercisable options, December 29, 2013	132	$29.87	$486
Exercisable options, December 28, 2014	119	$20.89	$2,119

The following table provides information regarding exercisable and outstanding options as of December 28, 2014 (options in thousands):

	Exercisable			Outstanding
Range of exercise price per share	Options exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Options outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)
$8.48 - $10.00	8	$8.48	7.0	8	$8.48	7.0
$10.01 - $15.00	38	11.27	6.3	38	11.26	6.3
$15.01 - $20.00	7	17.79	6.5	7	17.79	6.5
$20.01 - $30.00	45	22.68	3.7	51	22.63	4.3
$30.01 - $53.10	21	39.82	2.9	24	39.57	3.9
Total	119	$20.89	4.8	128	$21.39	5.1

Index

The following table provides information regarding vested and unvested restricted stock activity for fiscal years 2012, 2013, and 2014 (shares in thousands):

	Shares	Weighted average grant date fair value	Fair value of vested shares at vesting date
Unvested at January 1, 2012	112	$13.48
Granted	46	$16.66
Vested	(42)	$14.85	$437
Forfeited	(11)	$13.38
Unvested at December 30, 2012	105	$14.35
Granted	66	$12.60
Vested	(37)	$12.28	$618
Forfeited	(3)	$11.50
Unvested at December 29, 2013	131	$14.11
Granted	41	$19.09
Vested	(21)	$13.66	$587
Forfeited	—	—
Unvested at December 28, 2014	151	$15.54

Included in the table above are 35 thousand performance-based awards granted in the period ended December 29, 2013, that are not expected to vest as the performance target is unlikely to be achieved.

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

Net pension expense for the Company’s pension plan follows:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012

Interest cost	$8,766	$7,854	$8,655
Expected return on plan assets	(12,435)	(10,246)	(9,741)
Recognized net actuarial loss	44,018	8,757	8,022
Net pension expense	$40,349	$6,365	$6,936

During 2014, in an effort to reduce the size, volatility, mortality risk, and costs of the pension plan, the Company offered a lump sum payout of pension benefits (a “lump sum window”) to 2,970 eligible deferred vested participants. The program, which was funding-neutral, was completed in December 2014. A total of 2,230 participants, or 75%, elected the lump sum option, with a total amount of $46.9 million paid out of pension plan assets. The Company’s pension liability was reduced by a similar amount. Recognized net actuarial loss for fiscal 2014 in the table above includes a settlement charge of $37.1 million related to the lump sum window. The settlement charge represents accelerated amortization of actuarial pension losses which were recorded on the Company’s balance sheet in accumulated other comprehensive loss as a reduction in stockholders’ equity. These losses would otherwise have been amortized to the income statement over time as a component of future pension

Index

expense. The settlement charge had no impact on the Company’s cash flow or financial position and is expected to reduce future pension expense. Excluding the impact of this settlement charge, fiscal 2014 pension expense would have been approximately $3.2 million.

Net pension expense for fiscal 2015 is estimated at $2.0 million.  During that time, it is expected that $6.7 million of amounts included in accumulated other comprehensive loss will be recognized in net periodic benefit cost.  The expected long-term rate of return on pension plan assets in determining fiscal 2015 pension expense is 7.75%.

Pension benefit obligations at year-end, the fair value of pension plan assets, and the pension plan funded status are as follows:

	December 28, 2014	December 29, 2013
Change in Benefit Obligation:
Benefit obligation at beginning of period	$209,064	$230,257
Interest cost	8,766	7,854
Actuarial loss (gain)	12,006	(17,762)
Settlements	(47,830)	—
Benefits paid	(12,337)	(11,285)
Benefit obligation at end of period	$169,669	$209,064

Change in Plan Assets:
Fair value of plan assets at beginning of period	$160,603	$127,917
Actual return on plan assets	14,563	19,115
Employer contributions	26,428	24,856
Settlements	(46,948)	—
Benefits paid	(12,337)	(11,285)
Fair value of plan assets at end of period	$142,309	$160,603

Funded status	$(27,360)	$(48,461)
Unrecognized net actuarial loss	134,048	169,070
Net amount recognized	$106,688	$120,609

Amounts Recognized in Statement of Financial Position:
Pension benefit obligations, net	$(27,360)	$(48,461)
Accumulated other comprehensive loss	134,048	169,070
Net amount recognized	$106,688	$120,609

The pension plan has been in a net under-funded position for the past several years, and as a result, the Company recognized an additional minimum pension liability on its balance sheet in accordance with ASC 715.  The pension plan’s unrecognized losses of $134.0 million and $169.1 million (excluding tax benefits of $17 million) at December 28, 2014, and December 29, 2013, respectively, have been recorded as a reduction to equity in accumulated other comprehensive loss on the Company’s consolidated balance sheets.

During fiscal years 2014 and 2013, the Company made contributions totaling $26.4 million and $24.9 million to the pension plan. Contributions for fiscal 2014 included minimum required contributions of $19.1 million in cash and a voluntary excess contribution in September 2014 of 250,000 shares of Company common stock valued at $7.4 million at the time of the contribution. Based upon current actuarial projections and pension funding regulations, future minimum required contributions to the pension plan to achieve fully funded status are estimated at $25.0 million. There are no minimum required contributions for fiscal 2015. The net present value of the future minimum required contributions, discounted at 4.9%, is estimated at $19.9 million. Required contributions after fiscal 2015 are subject to change and will depend on future interest rate levels, values in equity and fixed income markets, and the level and timing of interim contributions we may make to the pension plan.

Index

Weighted average assumptions used to determine benefit cost and benefit obligation for the pension plan follow:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate used to determine benefit obligation	3.55%	4.45%	3.50%
Discount rate used to determine benefit cost	4.45%	3.50%	4.05%
Expected return on plan assets	7.75%	7.75%	8.25%
Measurement date for pension benefit obligations	December 28, 2014	December 29, 2013	December 30, 2012

The Company's expected rate of return on plan assets is determined in part by reviewing past actual investment returns of plan assets and historical returns of the Company's asset allocation targets. In addition, management reviews assessments of the current market environment based on a variety of data sources by asset class, including correlations between economic growth, volatility, risk, return rates, interest rates, and inflation, applied to a number of different time periods, seeking time periods that are most representative of current markets. In reviewing these assessments, management relies in part on input from the Company's independent investment manager and actuaries, who provide asset-liability modeling and other advice services which simulate how pension assets and liabilities will respond under different investment and interest rate scenarios. These models incorporate the Company's specific liability and cash flow information as well as other factors that influence the pension plan liability and corresponding assets. In addition, management periodically evaluates actual returns against appropriate benchmarks to determine if actual return rates were commensurate with expectations. Based on the Company's analysis of past actual return rates, current and expected asset allocations, and future expectations of asset performance, the long-term expected rate of return on assets remained unchanged at 7.75% for cost recognition purposes for fiscal 2014.

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

The Company's investment policy also establishes asset allocation targets (guidelines) for each primary asset class. The asset allocation targets per the Company's most recently adopted investment policy statement are as follows:

Asset Class	Target Allocation
Equity	40% to 70%
Fixed income	15% to 50%
Alternative investments	0% to 10%
Cash	0% to 10%

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

Index

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

The fair values of pension plan assets as of December 28, 2014, follows:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Plan Assets	December 28, 2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$387	$387	$—	$—
Equity holdings:
U.S. large cap	19,210	19,210	—	—
U.S. small cap	12,461	12,461	—	—
U.S. blended cap	22,946	22,946	—	—
International equity	27,604	27,604	—	—
Total equity holdings	82,221	82,221	—	—
Fixed income holdings:
Core fixed income	26,851	—	26,851	—
Diversified short term debt	3,535	—	3,535	—
Emerging market debt	4,795	—	4,795	—
High yield debt	3,626	—	3,626	—
Total fixed income holdings	38,807	—	38,807	—
Multi asset class holdings	4,521	—	4,521	—
Limited partnership holdings	16,373	—	16,373	—
Total pension plan assets	$142,309	$82,608	$59,701	$—

Pension plan assets invested in U.S. small cap equity in the table above include 201,550 shares of Company common stock valued at $7,659.

Subsequent to the end of fiscal 2014, the Company liquidated all of the pension plan's limited partnership holdings, except for a required 10% retention amount expected to be liquidated within six months. The proceeds from the limited partnership holding were invested into equity and fixed income holdings. As a result, the pension plan's asset allocation as of February 2015 was approximately 59% in equity holdings and 42% in fixed income holdings, with 1% retained in limited partnership holdings.

Index

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

Pension plan assets do not include any shares of Company common stock as of December 29, 2013.

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

Level 2 assets are valued using observable inputs for similar assets in active markets, or identical assets in inactive markets. Debt securities categorized as level 2 assets are generally valued based on independent broker/dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings. The fair value of the Company's pension plan investments in limited partnership holdings have been estimated using the net asset value per share of the investment as a practical expedient.

Level 3 assets are fund investments in private companies, and are typically valued using entity-specific inputs, including discounted cash flow analysis, earnings multiple approaches, recent transactions, volatilities, and other factors.

Expected future benefit payments under the pension plan by fiscal year are as follows:

Fiscal	Benefit
Year	Payment
2015	$12,557
2016	12,372
2017	12,237
2018	12,001
2019	11,817
2020-2024	55,101

Index

In addition to the pension plan, the Company maintains a defined contribution savings plan (“401k plan”) for eligible employees.  Contributions made by the Company to the 401k plan during fiscal 2014, 2013, and 2012 were $453, $444, and $449, respectively.

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

Changes in the warranty reserve for fiscal years 2014 and 2013 follow:

	December 28, 2014	December 29, 2013
Balance at beginning of period	$379	$370
Amounts charged to earnings, net	377	603
Use of reserve for warranty obligations	(401)	(594)
Balance at end of period	$355	$379

14.  Supplemental Cash Flow Information

Changes in operating assets and liabilities of continuing operations follow:

	Fiscal Year Ended
Fiscal period ended	December 28, 2014	December 29, 2013	December 30, 2012
(Increase) decrease in accounts receivable	$(1,875)	$733	$906
(Increase) decrease in inventories	(304)	1,546	(1,163)
(Increase) decrease in prepaid expenses and other current assets	13	(104)	222
(Increase) decrease in other assets	310	747	226
Increase (decrease) in accounts payable	(28)	(1,559)	(1,339)
Increase (decrease) in accrued liabilities	1,897	(915)	(317)
Increase (decrease) in operating assets and liabilities	$13	$448	$(1,465)
Cash paid for interest and income taxes :
Interest	$—	$—	$—
Income taxes	$18	$57	$210

Index

15. Accrued Liabilities

Accrued liabilities consist of the following:

	December 28, 2014	December 29, 2013
Salaries, wages, and incentive compensation	$2,679	$598
Commissions	771	612
Customer deposits	725	758
Environmental	706	708
Warranty	355	379
All other	1,467	1,778
Total accrued liabilities	$6,703	$4,833

16.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised primarily of the cumulative balance of adjustments related to the Company's defined benefit pension plan ("pension plan", see Note 12 of Notes to Consolidated Financial Statements). Changes in accumulated other comprehensive income (loss) are shown by component in the table below. The pension plan's unrecognized losses are net of a $17.0 million income tax benefit at the end of each fiscal year. Amounts reclassified to net income in the table below represent the amortization of actuarial losses related to the Company's pension plan and are included in pension expense in the accompanying consolidated statements of operations.

			Accumulated
	Defined	Foreign	Other
	Benefit	Currency	Comprehensive
	Pension	Translation	Income
	Plan	Adjustments	(Loss)
Balance, January 1, 2012	$(178,592)	$739	$(177,853)
Other comprehensive income (loss):
Income (loss) before reclassifications	(16,889)	132	(16,757)
Amounts reclassified to net income	8,022	—	8,022
Total other comprehensive income (loss)	(8,867)	132	(8,735)
Balance, December 30, 2012	(187,459)	871	(186,588)
Other comprehensive income (loss):
Income (loss) before reclassifications	26,632	(284)	26,348
Amounts reclassified to net income	8,757	—	8,757
Total other comprehensive income (loss)	35,389	(284)	35,105
Balance, December 29, 2013	(152,070)	587	(151,483)
Other comprehensive income (loss):
Income (loss) before reclassifications	(8,996)	(421)	(9,417)
Amounts reclassified to net income	44,018	—	44,018
Total other comprehensive income (loss)	35,022	(421)	34,601
Balance, December 28, 2014	$(117,048)	$166	$(116,882)

Index

17.  Business Segment and Geographic Information

The Company currently operates within a single business segment, digital power control systems, and sells its products primarily to large original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.  The Company does not have any single customer whose purchases represented 10% or more of the Company’s total revenue in fiscal year 2014, 2013, or 2012.

Information with respect to the Company's foreign subsidiaries follows:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Sales	$6,490	$6,694	$7,164
Income from operations	205	368	447
Identifiable assets	6,455	7,882	6,553
Capital expenditures	20	36	—
Depreciation and amortization	19	31	26

Sales by foreign subsidiaries include sales of products to customers within the U.S.

Export sales from the United States were $5,279 during fiscal 2014, $4,625 during fiscal 2013, and $6,698 during fiscal 2012.

18.  Quarterly Results (unaudited)

The supplementary financial information presented below provides quarterly financial data for fiscal year 2014 and for fiscal year 2013.

Fiscal 2014 quarter ended	March 30, 2014	June 29, 2014	September 28, 2014	December 28, 2014
Net sales	$24,113	$27,009	$29,576	$29,015
Gross profit	8,152	9,715	10,927	11,157
Income (loss) from operations	1,438	2,750	3,340	(33,258)
Income (loss) from continuing operations before income taxes	1,438	2,750	3,340	(33,258)
Provision for income taxes	240	240	131	104
Income (loss) from continuing operations	1,198	2,510	3,209	(33,362)
Income (loss) from discontinued operations	(144)	(213)	—	(461)
Net income (loss)	$1,054	$2,297	$3,209	$(33,823)

Earnings per common share - basic:
Income (loss) from continuing operations	$0.37	$0.77	$0.96	$(9.44)
Income (loss) from discontinued operations	$(0.05)	$(0.07)	$—	$(0.13)
Net income (loss)	$0.32	$0.70	$0.96	$(9.57)

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.35	$0.74	$0.88	$(9.44)
Income (loss) from discontinued operations	$(0.04)	$(0.06)	$—	$(0.13)
Net income (loss)	$0.31	$0.68	$0.88	$(9.57)

Index

Fiscal 2013 quarter ended	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013
Net sales	$25,059	$27,006	$26,011	$25,240
Gross profit	8,142	9,343	9,175	8,665
Income (loss) from operations	806	1,473	1,545	951
Income (loss) from continuing operations before income taxes	806	1,473	1,545	951
Provision for income taxes	261	280	262	213
Income (loss) from continuing operations	545	1,193	1,283	738
Income (loss) from discontinued operations	(73)	(28)	(161)	(365)
Net income (loss)	$472	$1,165	$1,122	$373

Earnings per common share - basic:
Income (loss) from continuing operations	$0.17	$0.37	$0.40	$0.23
Income (loss) from discontinued operations	$(0.02)	$(0.01)	$(0.05)	$(0.11)
Net income (loss)	$0.15	$0.36	$0.35	$0.12

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.16	$0.36	$0.38	$0.22
Income (loss) from discontinued operations	$(0.02)	$(0.01)	$(0.04)	$(0.11)
Net income (loss)	$0.14	$0.35	$0.34	$0.11

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Magnetek had no disagreements with its independent accountants in fiscal year 2014 with respect to accounting and financial disclosure, and has not changed its independent accountants during the three most recent fiscal periods.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 28, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2014, the end of our 2014 fiscal year.  Our management’s assessment was based on the criteria set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 28, 2014, the end of our fiscal year.  This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

(c) Changes in Controls and Procedures

No change in internal control over financial reporting occurred during the period ended December 28, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No other information is required to be reported for matters not disclosed on Form 8-K during the fiscal year ended December 28, 2014.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is hereby incorporated by reference to the sections of the Company’s 2015 Proxy Statement entitled “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles,” “Standing Committees of the Board” and by reference to Part I of this Annual Report on Form 10-K under the heading “Supplemental Information-Executive Officers of the Company.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item 11 is hereby incorporated by reference to the section of the Company’s 2015 Proxy Statement entitled “Compensation Discussion and Analysis” and the tables, narrative and notes relating to Executive and Director compensation, “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested for Fiscal Year Table,” “Pension Benefits for Fiscal Year Table,” “Employment, Severance and Change in Control Agreements and Other Arrangements Table,” “Director Compensation for Fiscal Year Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is hereby incorporated by reference to the sections of the Company’s 2015 Proxy Statement entitled “Equity Compensation Plan Information Table” and “Beneficial Ownership of Magnetek, Inc. Common Stock by Directors, Officers and Certain Other Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the sections of the Company’s 2015 Proxy Statement entitled “Proposal 1 – Election of Directors,” “Relationships and Related Transactions,” and “Corporate Governance Principles.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is hereby incorporated by reference to the section of the Company’s 2015 Proxy Statement entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm.”

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial statements - see Part II, Item 8

2.	Financial statement Schedule II - Valuation and Qualifying Accounts. Schedules not included have been omitted because they are not applicable.

3.	Exhibits - see exhibit index below

The following exhibits are filed as part of this Annual Report Form 10-K, or are incorporated herein by reference.  Where an exhibit is incorporated by reference, the number which precedes the description of the exhibit indicates the documents to which the cross-reference is made.

Exhibit No.	Note	Description of Exhibit
3.1(a)	(1)	Restated Certificate of Incorporation of the Company, effective as of March 12, 2012.
3.1(b)	(2)	Certificate of Elimination.
3.1(c)	**	Certificate of Amendment to the Restated Certificate of Incorporation.
3.2	(3)	Magnetek, Inc. Amended and Restated By-Laws.
4.1	(31)	Registration Rights Agreement dated September 5, 2014, by and between the Company and Evercore Trust Company, N.A.
10.1	(6)	Agreement for the Sale of Magnetek, Inc. Power Electronics Group, dated as of September 28, 2006, by and between the Company and Power-One, Inc.
10.2	(7)	Asset Purchase Agreement dated February 4, 2008 by and among Magnetek, Inc., Enrange LLC, W. Christopher Dulin, William Gibson and David Ashburn.
10.3	(8)	Settlement Agreement and Release, dated as of April 27, 2007, by and between the Company and Samsung Electro-Mechanics Co., Ltd.
10.4	(9)
Settlement Agreement, dated as of May 24, 2007, by and among the Company, Magnetek Controls, Inc., Magnetek National Electric Coil, Inc., Federal-Mogul Corporation, Federal-Mogul Products, Inc., and certain other parties thereto.

10.5	(10)	Settlement Agreement, dated as of June 12, 2008, by and among Magnetek, Inc., Ole K. Nilssen and Geo Foundation, Ltd.
10.6	(11)	Lease of Menomonee Falls, Wisconsin facility, dated as of July 23, 1999.
10.7	(12)	Industrial Building Lease (Net) dated as of November 26, 2006, and Amendment of Industrial Building Lease (Net) dated as of April 5, 2007, by and between the Company and W.C. Bradley Co.
10.8(a)	(13)	Revolving Credit Agreement dated as of November 6, 2007, by and between the Company and Associated Bank, N.A.
10.8(b)	(14)	First Amendment to Credit Agreement dated as of December 15, 2008 by and between the Company and Associated Bank, N.A.
10.8(c)	(15)	Second Amendment to Credit Agreement dated effective as of February 19, 2010 by and between the Company and Associated Bank, N.A.
10.8(d)	(16)	Third Amendment to Credit Agreement dated effective as of December 9, 2010, by and between the Company and Associated Bank, N.A.
10.8(e)	(17)	Fourth Amendment to Credit Agreement dated effective as of December 15, 2011, by and between the Company and Associated Bank, N.A.
10.8(f)	(18)	Fifth Amendment to Credit Agreement dated as of June 7, 2013, by and between the Company and Associated Bank, N.A.
10.8(g)	(19)	Sixth Amendment to Credit Agreement dated as of December 19, 2013, by and between the Company and Associated Bank, N.A.
10.8(h)	(32)	Seventh Amendment to Credit Agreement dated as of June 15, 2014, by and between the Company and Associated Bank, N.A.
10.8(i)	(33)	Eighth Amendment to Credit Agreement dated as of August 20, 2014, by and between the Company and Associated Bank, N.A.

Index

10.9*	(20)	Change of Control Agreement, dated as of December 11, 2002, by and between Peter McCormick and the Company.
10.10*	(4)	Change of Control Agreement, dated as of July 29, 2003, by and between Marty Schwenner and the Company.
10.11*	(21)	Form of Change of Control Agreement for named executive officers Peter M. McCormick and Marty J. Schwenner effective as of December 21, 2010.
10.12*	(5)	Form of Retention Agreement for named executive officer Hungsun S. Hui effective as of February 24, 2009.
10.13*	(5)	Form of Retention Agreement for named executive officer Scott S. Cramer effective as of March 1, 2010.
10.14*	(21)	Form of Retention Agreement for named executive officer Michael J. Stauber effective as of February 28, 2011.
10.15*	.	Reserved.
10.16(a)*	(23)	Second Amended and Restated 2004 Stock Incentive Plan of Magnetek, Inc. (the “2004 Plan”).
10.16(b)*	(24)	First Amendment to the 2004 Plan.
10.16(c)*	(25)	Form of Restricted Stock Award Agreement Pursuant to the 2004 Plan.
10.16(d)*	(26)	Form of Non-Qualified Stock Option Agreement Pursuant to the 2004 Plan.
10.16(e)*	(26)	Form of Non-Qualified Stock Option Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(f)*	(26)	Form of Non-Qualified Stock Option Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(g)*	(26)	Form of Restricted Stock Award Agreement (Performance Based) Pursuant to the 2004 Plan.
10.16(h)*	(26)	Form of Restricted Stock Award Agreement (Retention Based) Pursuant to the 2004 Plan.
10.16(i)*	(27)	Standard Terms and Conditions Relating to Non-Qualified Options for the 2004 Plan.
10.17*	(28)	Amended and Restated 2010 Non-Employee Director Stock Option Plan of Magnetek, Inc.
10.18*	(24)	Magnetek, Inc. Director Compensation and Deferral Investment Plan.
10.19	(29)	Security Agreement dated September 14, 2012 between Magnetek, Inc. and the Pension Benefit Guaranty Corporation.
10.20	(34)	2014 Stock Incentive Plan of Magnetek, Inc.
10.21	(31)	Contribution Agreement, dated September 5, 2014, by and between the Company and Evercore Trust Company, N.A.
21.1	**	Subsidiaries of the Registrant as of December 28, 2014.
23.1	**	Consent of Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to 15 U.S.C. Section 7241.
31.2	**	Certification Pursuant to 15 U.S.C. Section 7241.
32.1	**	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Form 10-K.
(1)	Previously filed with Form 10-K for the Transition Period ended January 1, 2012, and incorporated herein by this reference.
(2)	Previously filed with Form 8‑K filed May 14, 2013, and incorporated herein by this reference.
(3)	Previously filed with Form 8-K filed August 8, 2014, and incorporated herein by this reference.
(4)	Previously filed with Form 10-Q for quarter ended September 30, 2003, and incorporated herein by this reference.
(5)	Previously filed with Form 8-K filed February 9, 2009, and incorporated herein by this reference.
(6)	Previously filed with Form 10-K for Fiscal Year ended July 2, 2006, and incorporated herein by this reference.
(7)	Previously filed with Form 8-K filed February 5, 2008, and incorporated herein by this reference.
(8)	Previously filed with Form 8-K filed May 1, 2007, and incorporated herein by this reference.
(9)	Previously filed with Form 8-K filed June 4, 2007, and incorporated herein by this reference.
(10)	Previously filed with Form 8-K filed June 13, 2008, and incorporated herein by this reference.
(11)	Previously filed with Form 10-K for Fiscal Year ended June 27, 1999, and incorporated herein by this reference.

Index

(12)	Previously filed with Form 8-K filed August 23, 2007, and incorporated herein by this reference.
(13)	Previously filed with Form 8-K filed November 7, 2007, and incorporated herein by this reference.
(14)	Previously filed with Form 8-K filed December 18, 2008, and incorporated herein by this reference.
(15)	Previously filed with Form 8-K filed February 22, 2010, and incorporated herein by this reference.
(16)	Previously filed with Form 8-K filed December 13, 2010, and incorporated herein by this reference.
(17)	Previously filed with Form 8-K filed December 19, 2011, and incorporated herein by this reference.
(18)	Previously filed with Form 8-K filed June 7, 2013, and incorporated herein by reference.
(19)	Previously filed with Form 8-K filed December 20, 2013 and incorporated herein by reference.
(20)	Previously filed with Form 10-Q for quarter ended December 31, 2002, and incorporated herein by this reference.
(21)	Previously filed with Form 10-Q for quarter ended April 3, 2011, and incorporated herein by this reference.
(22)	Previously filed with Form 8-K filed March 3, 2010, and incorporated herein by this reference.
(23)	Previously filed with Company's Proxy Statement dated September 16, 2009, for the 2009 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(24)	Previously filed with Company's Proxy Statement dated September 19, 2011, and incorporated herein by this reference.
(25)	Previously filed with Form 10-Q for quarter ended December 27, 2009, and incorporated herein by this reference.
(26)	Previously filed with Form 10-Q for quarter ended October 3, 2010, and incorporated herein by this reference.
(27)	Previously filed with Form 10-K for Fiscal Year ended June 27, 2010, and incorporated herein by this reference.
(28)	Previously filed with Company's Proxy Statement dated September 20, 2010, for the 2010 Annual Meeting of the Shareholders, and incorporated herein by this reference.
(29)	Previously filed with Form 8-K filed September 19, 2012 and incorporated herein by this reference.
(30)	Previously filed with Form 8-K filed June 7, 2013, and incorporated herein by reference.
(31)	Previously filed with Form 8-K filed September 8, 2014, and incorporated herein by reference.
(32)	Previously filed with Form 8-K filed June 16, 2014, and incorporated herein by reference.
(33)	Previously filed with Form 8-K filed August 20, 2014, and incorporated herein by reference.
(34)	Previously filed with the Company's Proxy Statement dated April 1, 2014, and incorporated herein by reference.

Index

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Magnetek’s Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been filed with the Securities and Exchange Commission as Exhibits 31.1, 31.2, and 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

______________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Menomonee Falls, State of Wisconsin, on the 20th day of March, 2015.

MAGNETEK, INC.

By:	/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 20, 2015
	Marty J. Schwenner	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL I. QUAIN	Chairman of the Board of Directors	March 20, 2015
Mitchell I. Quain
/s/ DAVID A. BLOSS, SR.	Director	March 20, 2015
David A. Bloss, Sr.
/s/ ALAN B. LEVINE	Director	March 20, 2015
Alan B. Levine
/s/ DAVID P. REILAND	Director	March 20, 2015
David P. Reiland
/s/ PETER M. MCCORMICK	Director, President and Chief Executive Officer	March 20, 2015
Peter M. McCormick
/s/ MARTY J. SCHWENNER	Vice President and Chief Financial Officer	March 20, 2015
Marty J. Schwenner	(Principal Financial Officer)
/s/ MICHAEL J. STAUBER	Vice President and Corporate Controller	March 20, 2015
Michael J. Stauber	(Principal Accounting Officer)

Index

SCHEDULE II

MAGNETEK, INC.
VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED DECEMBER 30, 2012, DECEMBER 29, 2013, AND DECEMBER 28, 2014
(amounts in thousands)

	Balance at beginning of year	Additions charged (recoveries added) to earnings	Deductions from allowance	Other	Balance at end of year
December 30, 2012
Allowance for doubtful accounts	$206	$13	$—	$—	$219
December 29, 2013
Allowance for doubtful accounts	$219	$13	$(16)	$(1)	$215
December 28, 2014
Allowance for doubtful accounts	$215	$39	$(48)	$—	$206

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Magnetek, Inc.

We have audited the consolidated financial statements of Magnetek, Inc. as of December 28, 2014, and December 29, 2013, and for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, and have issued our report thereon dated March 20, 2015 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 20, 2015