Form 10-Q
period 2015-03-29
MAGNETEK, INC.
filed 2015-05-13
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 29, 2015

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of May 1, 2015, was 3,564,584 shares.

FISCAL YEAR 2015 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 29, 2015

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks) March 29, 2015	(13 Weeks) March 30, 2014
Net sales	$26,612	$24,113
Cost of sales	17,213	15,961
Gross profit	9,399	8,152

Operating expenses:
Research and development	899	799
Pension expense	502	925
Selling, general and administrative	5,490	4,990
Total operating expenses	6,891	6,714

Income from continuing operations before income taxes	2,508	1,438

Provision for income taxes	41	240
Income from continuing operations	2,467	1,198

Income (loss) from discontinued operations, net of tax	(163)	(144)

Net income	$2,304	$1,054

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.69	$0.37
Income (loss) from discontinued operations	(0.04)	(0.05)
Net income (loss) per common share	$0.65	$0.32

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.67	$0.35
Income (loss) from discontinued operations	(0.04)	(0.04)
Net income (loss) per common share	$0.63	$0.31

Weighted average shares outstanding:
Basic	3,550	3,263
Diluted	3,683	3,392

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks) March 29, 2015	(13 Weeks) March 30, 2014
Net income	$2,304	$1,054
Change in unrecognized pension liability	1,676	1,800
Change in currency translation adjustments	(341)	(115)
Comprehensive income	$3,639	$2,739

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	March 29, 2015	December 28, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$7,129	$9,702
Restricted cash	262	262
Accounts receivable, net	17,476	16,975
Inventories	14,289	13,626
Prepaid expenses and other current assets	785	801
Total current assets	39,941	41,366

Property, plant and equipment	23,233	23,071
Less: accumulated depreciation	20,288	20,140
Net property, plant and equipment	2,945	2,931

Goodwill	30,307	30,364
Other assets	4,072	4,039
Total Assets	$77,265	$78,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,192	$10,375
Accrued liabilities	4,374	6,703
Total current liabilities	13,566	17,078

Pension benefit obligations, net	26,186	27,360
Other long term obligations	828	845
Deferred income taxes	9,813	9,798

Commitments and contingencies

Stockholders’ equity
Common stock	36	35
Paid in capital in excess of par value	150,254	150,641
Accumulated deficit	(7,871)	(10,175)
Accumulated other comprehensive loss	(115,547)	(116,882)
Total stockholders' equity	26,872	23,619

Total Liabilities and Stockholders' Equity	$77,265	$78,700

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Three Months Ended
	(13 Weeks) March 29, 2015	(13 Weeks) March 30, 2014
Cash flows from operating activities:
Net income	$2,304	$1,054

Loss from discontinued operations	163	144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	186	189
Amortization of intangible assets	13	13
Stock based compensation expense	181	183
Pension expense	502	925
Deferred income tax provision	15	240
Changes in operating assets and liabilities	(4,864)	(1,960)
Net cash provided by (used in) operating activities - continuing operations	(1,500)	788
Net cash provided by (used in) operating activities - discontinued operations	(299)	(220)
Net cash provided by (used in) operating activities	(1,799)	568

Cash flows from investing activities:
Capital expenditures	(207)	(171)
Net cash provided by (used in) investing activities - continuing operations	(207)	(171)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(207)	(171)

Cash flow from financing activities:
Proceeds from issuance of common stock	105	84
Purchase and retirement of treasury stock	(672)	(20)
Net cash provided by (used in) financing activities - continuing operations	(567)	64
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(567)	64

Net increase (decrease) in cash	(2,573)	461
Cash at the beginning of the period	9,702	14,960
Cash at the end of the period	$7,129	$15,421

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2015
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 2015, and the results of its operations and cash flows for the three-month periods ended March 29, 2015, and March 30, 2014. Results for the three months ended March 29, 2015, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three-month periods ended March 29, 2015 and March 30, 2014 each contained 13 weeks.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 606-10, Revenue for Contracts with Customers (issued under Accounting Standards Update No. 2014-09). ASC 606-10 is currently effective for the year beginning on or around January 1, 2017, although in April 2015 the FASB proposed delaying the effective date of this guidance to on or around January 1, 2018. ASC 606-10 will replace all existing revenue recognition guidance. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the Company's results of operations, financial position, or cash flows.

In March 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 allows only disposals representing a strategic shift in operations to be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. ASU 2014-08 will be effective for the Company in the first quarter of fiscal 2016. As this guidance is a prospective change, adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

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

The condensed consolidated balance sheet as of March 29, 2015, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	March 29, 2015	December 28, 2014
Raw materials and stock parts	$9,203	$8,710
Work-in-process	1,473	1,252
Finished goods	3,613	3,664
	$14,289	$13,626

4.	Commitments and Contingencies

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately Euro 1.9 million (approximately US$2.1 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately Euro 2.6 million (approximately US$2.8 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006

claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. The Company believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.
In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately Euro 6.7 million (approximately US$7.3 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately Euro 2.8 million (approximately US$3.1 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. The Company believes the Italian tax claims are without merit and intends to vigorously defend against them.

Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2015.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2015. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.4 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 29, 2015.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended March 29, 2015, and March 30, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014
Numerator:
Income from continuing operations	$2,467	$1,198
Income (loss) from discontinued operations	(163)	(144)
Net income	$2,304	$1,054

Denominator:
Weighted average shares - basic earnings per share	3,550	3,263
Add dilutive effect of stock based compensation	133	129
Weighted average shares - diluted earnings per share	3,683	3,392

Income (loss) per share - basic:
Continuing operations	$0.69	$0.37
Discontinued operations	$(0.04)	$(0.05)
Net income per share	$0.65	$0.32

Income (loss) per share - diluted:
Continuing operations	$0.67	$0.35
Discontinued operations	$(0.04)	$(0.04)
Net income per share	$0.63	$0.31

Outstanding options to purchase 6 thousand and 37 thousand shares of common stock as of March 29, 2015, and March 30, 2014, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share for the three-month periods then ended because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three-month periods ended March 29, 2015, and March 30, 2014, are as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Balance, beginning of period	$355	$379
Changes in product warranties charged to earnings	151	(19)
Use of reserve for warranty obligations	(131)	(36)
Balance, end of period	$375	$324

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three-month periods ended March 29, 2015, and March 30, 2014, follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Interest cost	$1,445	$2,225
Expected return on plan assets	(2,619)	(3,100)
Recognized net actuarial losses	1,676	1,800
Total net pension expense	$502	$925

The Company did not make any contributions to its pension plan assets in the first three months of fiscal 2015, and current actuarial estimates indicate that no minimum required contributions will be due for the remainder of fiscal 2015.

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

The Company’s provision for income taxes for the three-month periods ended March 29, 2015, and March 30, 2014, includes $15 and $240, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill. Any remaining tax provision for each of those periods is comprised of income taxes of the Company’s foreign subsidiary in Canada.

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
There were no amounts outstanding on the amended revolving facility, and the Company was in compliance with all covenants of the revolving facility, as amended, as of March 29, 2015.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended March 29, 2015, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$166	$(117,048)	$(116,882)
Other comprehensive income (loss) before reclassifications	(341)	—	(341)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	1,676	1,676
Balance, end of period	$(175)	$(115,372)	$(115,547)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended March 30, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$587	$(152,070)	$(151,483)
Other comprehensive income (loss) before reclassifications	(115)	—	(115)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	1,800	1,800
Balance, end of period	$472	$(150,270)	$(149,798)

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

As expected, our business activity started slowly in fiscal 2015, due mainly to seasonal buying patterns of customers in material handling markets. However, as the first quarter progressed, both our incoming order and sales levels increased meaningfully. We closed the quarter with bookings of $28.6 million and sales of $26.6 million, a 10% increase over the first quarter fiscal 2014 sales of $24.1 million.

Our first quarter gross margin as a percentage of sales was 35.3%, up 150 basis points from last year's first quarter gross margin percentage of 33.8%. Our pretax income from operations was more than $2.5 million, or 9.4% of sales, in the current year first quarter, up 74% over prior year pretax income, and our earnings per share from continuing operations increased 91% to $.67 per share from $.35 per share last year. In summary, we grew both our sales and profitability substantially year-over-year.

Looking forward to the second quarter of 2015, given our quotation and incoming order rates, we expect sales to increase moderately from the recently completed first quarter levels, and we currently project both gross margins and operating profit margins to exceed our stated objectives of 35% and 10% respectively.

Macro-economic and geopolitical conditions remain quite dynamic and fragile, and it remains challenging to predict the duration or the magnitude of the current economic recovery, whether in the U.S. overall or in the specific end markets we serve. However, given current industry projections and our recent business performance, we believe we can continue to perform at a high level, growing our business and increasing our profitability by gaining market share, entering new markets, and expanding geographically. In summary, we've executed our internal growth strategy well, our business is performing at very healthy levels of profitability and cash flow, and we've made tremendous progress over time in dealing with our significant pension obligation, which has us well-positioned to continue to increase the value of our Company going forward.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year year ended December 28, 2014.

Results of Operations - Three Months Ended March 29, 2015, and March 30, 2014

Net Sales and Gross Profit

Net sales for the three months ended March 29, 2015, were $26.6 million, an increase of more than 10% compared to prior year sales of $24.1 million for the three months ended March 30, 2014. Sales of products into material handling markets increased nearly 8% while sales into elevator markets increased 18% year-over-year. Net sales by major market were as follows, in millions:

	Three Months Ended
	March 29, 2015		March 30, 2014
Material handling	$19.5	73%	$18.0	75%
Elevator motion control	6.2	23%	5.3	22%
Energy systems	0.9	4%	0.8	3%
Total net sales	$26.6	100%	$24.1	100%

Gross profit for the three months ended March 29, 2015, was $9.4 million, or 35.3% of sales, versus $8.2 million, or 33.8% of sales, for the three months ended March 30, 2014.  The increase in gross profit as a percentage of sales for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, was mainly due to higher sales volume, partially offset by higher labor cost and freight expenses related to the U.S. west coast port shutdown in the current year.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $0.9 million, or 3.4% of sales, for the three months ended March 29, 2015, comparable to R&D expense of $0.8 million, or 3.3% of sales, for the three months ended March 30, 2014.

Pension expense was $0.5 million and $0.9 million for the three months ended March 29, 2015 and March 30, 2014, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to a decrease in the interest cost component of pension expense resulting mainly from a significant year-over-year reduction in our projected pension benefit obligation.

Selling, general and administrative (“SG&A”) expense was $5.5 million (20.6% of sales) for the three months ended March 29, 2015, versus $5.0 million (20.7% of sales) for the three months ended March 30, 2014.  Selling expenses in the three months ended March 29, 2015, were $2.9 million, comparable to selling expenses of $2.9 million in the three months ended March 30, 2014. General and administrative (“G&A”) expense increased to $2.6 million for the three months ended March 29, 2015, compared to $2.1 million for the three months ended March 30, 2014, mainly due to higher spending on information technology and professional fees. In addition, prior year G&A expense included a favorable adjustment related to a change in our paid time off policies.

Income from Operations

Income from operations for the three months ended March 29, 2015, was $2.5 million compared to income from operations of $1.4 million for the three months ended March 30, 2014.  The increase in income from operations for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, was mainly due to higher gross profit combined with lower pension expense, partially offset by higher R&D and G&A expenses in the three months ended March 29, 2015.

Interest Income

Interest income was negligible for the three months ended March 29, 2015 and March 30, 2014.

Provision for Income Taxes

We recorded a negligible provision for income taxes for the three months ended March 29, 2015, compared to a provision for income taxes of $0.2 million for the three months ended March 30, 2014.  The income tax provision for the three months ended March 30, 2014 includes a non-cash deferred income tax provision of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $2.5 million for the three months ended March 29, 2015, or $0.67 per diluted share, compared to income from continuing operations of $1.2 million for the three months ended March 30, 2014, or $0.35 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations of $0.2 million for the three months ended March 29, 2015, or a $0.04 loss per share on a diluted basis, compared to a loss of $0.1 million from discontinued operations, or a $0.04 loss per share on a diluted basis, for the three months ended March 30, 2014.

Net Income

Our net income was $2.3 million in the three months ended March 29, 2015, or $0.63 per diluted share, compared to net income of $1.1 million in the three months ended March 30, 2014, or $0.31 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance decreased approximately $2.6 million during the first three months of fiscal 2015, from $9.7 million at December 28, 2014, to $7.1 million at March 29, 2015.  Restricted cash balances remained unchanged during the first three months of fiscal 2015 at $0.3 million.   The primary source of cash during the first three months of fiscal 2015 was income from continuing operations of $2.5 million, which reflects non-cash expenses aggregating $0.9 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary use of cash in the first three months of fiscal 2015 was a $4.9 million net increase in operating assets and liabilities. Accounts receivable balances increased $0.5 million in the first three months of fiscal 2015 despite the fact that our sales volume decreased sequentially in the first quarter of 2015 compared to the fourth quarter of fiscal 2014. This increase was due mainly to the uneven demand we experienced in the first quarter, as 45% of our sales, or nearly $12 million in sales, were recorded in the month of March. Inventories increased $0.7 million in the first three months of fiscal 2015, due mainly to duplicate purchases of certain inventory items resulting from the US west coast port shutdown. In addition, accounts payable and other accrued liabilities decreased by $3.5 million during the first three months of fiscal 2015, due to payment in the first quarter of fiscal 2015 of incentive compensation amounts accrued as of December 28, 2014, and a decrease in accounts payable days outstanding. We also consumed cash of $0.3 million related to discontinued operations activities and $0.2 million for capital expenditures.

While we may make further investments to increase capacity and improve efficiency, we do not anticipate that capital expenditures in fiscal 2015 will exceed $1.5 million.  The expected amount of capital expenditures could change depending upon changes in revenue levels, our financial condition, and the general economy.

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

On August 20, 2014, we entered into the eighth amendment to the revolving facility with Associated Bank, the purpose of which was to increase the maximum quarterly cash amounts that we can contribute to our defined benefit pension plan for the term of the agreement. There were no amounts outstanding on the amended revolving facility, and we are currently in compliance with all covenants of the revolving facility, as amended, as of March 29, 2015.

Primarily as a result of the decline in interest rates over the past decade, the accumulated benefit obligation of our defined benefit pension plan currently exceeds plan assets.  We contributed $30 million to our pension plan in December 2006 following the divestiture of our power electronics business, and subsequently have made cash contributions to the plan aggregating $94 million from April 2008 through December 2014, funded by cash generated from operations and existing cash on hand. Also in fiscal 2014, we made an excess voluntary contribution of 250,000 shares of Company common stock to our pension plan, valued at $7.3 million at the time of contribution, in an effort to improve the funded status of the pension plan.

Based on current actuarial estimates, we are not required to make any mandatory pension cash contributions in fiscal 2015, while total future funding amounts to achieve fully funded status are estimated at approximately $25 million. Minimum required pension contributions in fiscal years 2016 through 2021 are currently projected at between $1.9 million and $3.3 million annually, again based on current actuarial projections.

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

A number of factors could cause our actual results to differ materially from our expectations.  We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes.  Additional risks and uncertainties include but are not limited to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our served markets, dependence on significant customers, increased material costs, risks and costs associated with acquisitions and divestitures, environmental matters and the risk that our ultimate costs of doing business exceed present estimates.  This list of risk factors is not all-inclusive, as other factors and unanticipated events could adversely affect our financial position or results of operations.  Further information on factors that could affect our financial results can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2014, under the heading “Risk Factors” as well as below in Part II, Item 1A under the heading “Risk Factors”.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We did not have any debt outstanding at March 29, 2015. While we do have pension funding obligations which vary as interest rates change, those changes were not material in the three months ended March 29, 2015, from the amounts we disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at March 29, 2015, or March 30, 2014.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 29, 2015; and (ii) no change in internal control over financial reporting occurred during the quarter ended March 29, 2015, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended March 29, 2015.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended March 29, 2015.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)	Index to Exhibits

	10.1	2014 Stock Incentive Plan of Magnetek, Inc. (the “2014 Plan”). **
	10.2	Cooperation Agreement between the Company and D. Kyle Cerminara effective February 23, 2015 as previously disclosed on Form 8-K dated February 23, 2015. *
	10.3	Form of Restricted Stock Award Agreement (Retention Based) pursuant to the 2014 Plan. *
	10.4	Form of Restricted Stock Award Agreement (Performance Based) pursuant to the 2014 Plan. *
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	*	Filed with this Report on Form 10-Q.
	**	Previously filed with the Company’s Proxy Statement dated April 1, 2014 for the 2014 Annual Meeting of Shareholders and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date:	May 13, 2015	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	May 13, 2015	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)