Form 10-Q
period 2015-06-28
MAGNETEK, INC.
filed 2015-08-04
CIK 751085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 28, 2015

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
Yes [    ]    No [X]

The number of shares outstanding of Registrant’s Common Stock, as of August 1, 2015, was 3,568,227 shares.

FISCAL YEAR 2015 MAGNETEK FORM 10-Q

TABLE OF CONTENTS FOR THE QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 28, 2015

MAGNETEK, INC.

Part I.                      Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Part II.                      Other Information

Signatures

PART I.  FINANCIAL INFORMATION

Item 1 – Financial Statements

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Three Months Ended
	(13 Weeks)	(13 Weeks)
	June 28, 2015	June 29, 2014
Net sales	$28,348	$27,009
Cost of sales	17,937	17,294
Gross profit	10,411	9,715

Operating expenses:
Research and development	800	790
Pension expense	502	925
Selling, general and administrative	5,884	5,250
Total operating expenses	7,186	6,965

Income from continuing operations before income taxes	3,225	2,750

Provision for income taxes	41	240
Income from continuing operations	3,184	2,510

Income (loss) from discontinued operations, net of tax	(146)	(213)

Net income	$3,038	$2,297

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.89	$0.77
Income (loss) from discontinued operations	(0.04)	(0.07)
Net income (loss) per common share	$0.85	$0.70

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.87	$0.74
Income (loss) from discontinued operations	(0.04)	(0.06)
Net income (loss) per common share	$0.83	$0.68

Weighted average shares outstanding:
Basic	3,566	3,267
Diluted	3,679	3,372

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	June 28, 2015	June 29, 2014
Net sales	$54,960	$51,122
Cost of sales	35,150	33,255
Gross profit	19,810	17,867

Operating expenses:
Research and development	1,699	1,589
Pension expense	1,004	1,850
Selling, general and administrative	11,374	10,240
Total operating expenses	14,077	13,679

Income from continuing operations before income taxes	5,733	4,188

Provision for income taxes	82	480
Income from continuing operations	5,651	3,708

Income (loss) from discontinued operations, net of tax	(309)	(357)

Net income	$5,342	$3,351

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$1.59	$1.14
Income (loss) from discontinued operations	(0.09)	(0.11)
Net income (loss) per common share	$1.50	$1.03

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$1.54	$1.10
Income (loss) from discontinued operations	(0.09)	(0.11)
Net income (loss) per common share	$1.45	$0.99

Weighted average shares outstanding:
Basic	3,558	3,265
Diluted	3,678	3,375

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	(13 Weeks)	(13 Weeks)	(26 Weeks)	(26 Weeks)
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$3,038	$2,297	$5,342	$3,351
Change in unrecognized pension liability	1,675	1,800	3,351	3,600
Change in currency translation adjustments	175	194	(166)	79
Comprehensive income	$4,888	$4,291	$8,527	$7,030

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS	June 28, 2015	December 28, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,072	$9,702
Restricted cash	262	262
Accounts receivable, net	17,515	16,975
Inventories	14,234	13,626
Prepaid expenses and other current assets	546	801
Total current assets	45,629	41,366

Property, plant and equipment	23,741	23,071
Less: accumulated depreciation	20,488	20,140
Net property, plant and equipment	3,253	2,931

Goodwill	30,323	30,364
Other assets	4,010	4,039
Total Assets	$83,215	$78,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,989	$10,375
Accrued liabilities	5,524	6,703
Total current liabilities	15,513	17,078

Pension benefit obligations, net	25,012	27,360
Other long term obligations	780	845
Deferred income taxes	9,828	9,798

Commitments and contingencies

Stockholders’ equity
Common stock	36	35
Paid in capital in excess of par value	150,576	150,641
Accumulated deficit	(4,833)	(10,175)
Accumulated other comprehensive loss	(113,697)	(116,882)
Total stockholders' equity	32,082	23,619

Total Liabilities and Stockholders' Equity	$83,215	$78,700

See accompanying notes

MAGNETEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, unaudited)

	Six Months Ended
	(26 Weeks)	(26 Weeks)
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$5,342	$3,351

(Income) loss from discontinued operations	309	357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	372	378
Amortization of intangible assets	27	27
Stock based compensation expense	389	231
Pension expense	1,004	1,850
Deferred income tax provision	30	480
Changes in operating assets and liabilities	(2,400)	(813)
Cash contributions to pension fund	—	(4,102)
Net cash provided by (used in) operating activities - continuing operations	5,073	1,759
Net cash provided by (used in) operating activities - discontinued operations	(551)	(579)
Net cash provided by (used in) operating activities	4,522	1,180

Cash flows from investing activities:
Capital expenditures	(698)	(359)
Net cash provided by (used in) investing activities - continuing operations	(698)	(359)
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	(698)	(359)

Cash flow from financing activities:
Proceeds from issuance of common stock	218	147
Purchase and retirement of treasury stock	(672)	(20)
Net cash provided by (used in) financing activities - continuing operations	(454)	127
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(454)	127

Net increase (decrease) in cash	3,370	948
Cash at the beginning of the period	9,702	14,960
Cash at the end of the period	$13,072	$15,908

See accompanying notes

MAGNETEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2015
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the Securities and Exchange Commission (the “SEC”).  In the Company's opinion, these unaudited statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 28, 2015, and the results of its operations and cash flows for the three- and six-month periods ended June 28, 2015, and June 29, 2014. Results for the six months ended June 28, 2015, are not necessarily indicative of results that may be experienced for the full fiscal year.

Fiscal Year

The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest March 31, June 30, September 30, and December 31.  The three- and six-month periods ended June 28, 2015 and June 29, 2014 each contained 13 weeks and 26 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification ("ASC") 606-10, Revenue for Contracts with Customers (issued under Accounting Standards Update No. 2014-09). ASC 606-10 will be effective for fiscal years beginning after December 15, 2017, and will replace all existing revenue recognition guidance. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the Company's results of operations, financial position, or cash flows.

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

The condensed consolidated balance sheet as of June 28, 2015, includes certain accrued liabilities which represent the Company’s best estimate of remaining contingent liabilities related to the indemnification provisions included in the sale agreements of divested businesses. While management has used its best judgment in assessing the potential liability for these items, given the uncertainty regarding future events, it is difficult to estimate the possible timing or magnitude of any payments that may be required for liabilities subject to indemnification. Any future adjustment to currently recorded contingencies related to indemnification claims or payments based upon changes in circumstances would be recorded as a gain or loss in discontinued operations.

3.	Inventories

Inventories consist of the following:

	June 28, 2015	December 28, 2014
Raw materials and stock parts	$9,209	$8,710
Work-in-process	1,198	1,252
Finished goods	3,827	3,664
	$14,234	$13,626

4.	Commitments and Contingencies

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

Litigation-Other
In October 2010, the Company received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of the Company's power electronics business to Power-One in October 2006. With a reservation of rights, the Company affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately Euro 1.9 million (approximately US$2.1 million) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately Euro 2.6 million (approximately US$2.9 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. The Company believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.
In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately Euro 6.7 million (approximately US$7.4 million) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately Euro 2.8 million (approximately US$3.1 million) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015.
Environmental Matters-General
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, the Company agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to the Company's indemnification obligations, did not involve material expenditures during the first six months of fiscal year 2015.
The Company has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal year 2015. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of the Company's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, the Company's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.
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
In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including the Company, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information from the Company relating to site investigations and remediation. The Company and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $0.4 million related to the Bridgeport facility, representing the Company's best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future. The liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 28, 2015.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility could have a material adverse effect on the Company's financial position, cash flows or results of operations.

5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three- and six-month periods ended June 28, 2015, and June 29, 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Numerator:
Income from continuing operations	$3,184	$2,510	$5,651	$3,708
Income (loss) from discontinued operations	(146)	(213)	(309)	(357)
Net income	$3,038	$2,297	$5,342	$3,351

Denominator:
Weighted average shares - basic earnings per share	3,566	3,267	3,558	3,265
Add dilutive effect of stock based compensation	113	105	120	110
Weighted average shares - diluted earnings per share	3,679	3,372	3,678	3,375

Income (loss) per share - basic:
Continuing operations	$0.89	$0.77	$1.59	$1.14
Discontinued operations	$(0.04)	$(0.07)	$(0.09)	$(0.11)
Net income per share	$0.85	$0.70	$1.50	$1.03

Income (loss) per share - diluted:
Continuing operations	$0.87	$0.74	$1.54	$1.10
Discontinued operations	$(0.04)	$(0.06)	$(0.09)	$(0.11)
Net income per share	$0.83	$0.68	$1.45	$0.99

Outstanding options to purchase 12 thousand and 74 thousand shares of common stock as of June 28, 2015, and June 29, 2014, respectively, have not been included in the Company’s computation of weighted average shares for diluted earnings per share for the three-month periods then ended because the effect would have been anti-dilutive. Similarly, outstanding options to purchase 6 thousand and 69 thousand shares of common stock as of June 28, 2015, and June 29, 2014, respectively, have not been included in the Company's computation of weighted average shares for diluted earnings per share for the six-month periods then ended because the effect would have been anti-dilutive.

6.Warranties

The Company offers warranties for certain products that it manufactures, with the warranty term generally ranging from one to two years.  Warranty reserves are established for costs expected to be incurred after the sale and delivery of products under warranty, based mainly on known product failures and historical experience.  Actual repair costs incurred for products under warranty are charged against the established reserve balance as incurred.  Changes in the warranty reserve for the three- and six-month periods ended June 28, 2015, and June 29, 2014, are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Balance, beginning of period	$375	$324	$355	$379
Changes in product warranties charged to earnings	48	120	199	101
Use of reserve for warranty obligations	(80)	(116)	(211)	(152)
Balance, end of period	$343	$328	$343	$328

Warranty reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

7.	Pension Expense

Pension expense related to the Company’s defined benefit pension plan for the three- and six-month periods ended June 28, 2015, and June 29, 2014, follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Interest cost	$1,445	$2,225	$2,890	$4,450
Expected return on plan assets	(2,618)	(3,100)	(5,237)	(6,200)
Recognized net actuarial losses	1,675	1,800	3,351	3,600
Total net pension expense	$502	$925	$1,004	$1,850

The Company did not make any contributions to its pension plan assets in the first six months of fiscal 2015, and current actuarial estimates indicate that no minimum required contributions will be due for the remainder of fiscal 2015.

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

The Company’s provision for income taxes for the three-month periods ended June 28, 2015, and June 29, 2014, includes $15 and $240, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill.  The Company’s provision for income taxes for the six-month periods ended June 28, 2015, and June 29, 2014, includes $30 and $480, respectively, of deferred income tax expense related to the increase in the Company’s deferred tax liability resulting from the tax-deductible amortization of goodwill, with the remaining tax provision for each of those periods comprised mainly of income taxes of the Company’s foreign subsidiary in Canada.

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
On June 14, 2015, the Company and Associated Bank entered into the ninth amendment to the revolving facility. The ninth amendment primarily (i) extended the maturity date of the Credit Agreement to June 12, 2016; (ii) retained the commitment amount of Associated Bank at $12.5 million; (iii) lowered the interest rate from LIBOR plus 2.75% to LIBOR plus 2.25%; and (iv) established a maximum cash amount that can be contributed to the Company’s defined benefit pension plan for the term of the agreement.
There were no amounts outstanding on the amended revolving facility, and the Company was in compliance with all covenants of the revolving facility, as amended, as of June 28, 2015.

10.    Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended June 28, 2015, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$(175)	$(115,372)	$(115,547)
Other comprehensive income (loss) before reclassifications	175	—	175
Amounts reclassified from accumulated other comprehensive
income (loss)	—	1,675	1,675
Balance, end of period	$—	$(113,697)	$(113,697)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended June 29, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$472	$(150,270)	$(149,798)
Other comprehensive income (loss) before reclassifications	194	—	194
Amounts reclassified from accumulated other comprehensive
income (loss)	—	1,800	1,800
Balance, end of period	$666	$(148,470)	$(147,804)

Changes in the components of accumulated other comprehensive income (loss) for the six months ended June 28, 2015, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$166	$(117,048)	$(116,882)
Other comprehensive income (loss) before reclassifications	(166)	—	(166)
Amounts reclassified from accumulated other comprehensive
income (loss)	—	3,351	3,351
Balance, end of period	$—	$(113,697)	$(113,697)

Changes in the components of accumulated other comprehensive income (loss) for the six months ended June 29, 2014, are as follows:

		Defined
	Foreign	Benefit
	Currency	Pension Plan	Total
Balance, beginning of period	$587	$(152,070)	$(151,483)
Other comprehensive income (loss) before reclassifications	79	—	79
Amounts reclassified from accumulated other comprehensive
income (loss)	—	3,600	3,600
Balance, end of period	$666	$(148,470)	$(147,804)

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

11.    Subsequent Events

Subsequent to the end of the second quarter, on July 27, 2015, Magnetek and Columbus McKinnon Corporation (“Columbus McKinnon”), a leading designer, manufacturer and marketer of material handling products, announced that they have entered into a definitive agreement for Columbus McKinnon to acquire all of the outstanding shares of Magnetek for $50 per share for a total value of $188.9 million. The consummation of the transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Magnetek, Inc. (“Magnetek,” “the Company,” “we,” or “us”) is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications.  Our digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on "smart" power. We believe we are North America's largest independent supplier of digital drives, radio controls, software and accessories for industrial cranes and hoists, and believe we are also one of the largest independent suppliers of digital direct current ("DC") motion control systems for elevators. Customers include most of the industrial crane and hoist companies in North America and the world's leading elevator builders. In addition, we have a growing range of products for motion control systems used in mining equipment. We are focused on providing our customers with cost-effective power solutions that will improve efficiency, reduce costs, and save energy. Other trends in our served markets we believe we can capitalize on include the adoption of wireless control solutions, modernization and upgrading of installed equipment, and an increasing desire in our markets for added features, enhanced performance, and safer workplace environments. We believe that with our focus on innovation and our application expertise, combined with strong brand name recognition, broad product offerings and sales channel capabilities, we are positioned to grow our business by gaining share in both our served markets as well as in new markets. Our operations are located in North America, predominantly in Menomonee Falls, Wisconsin, our Company headquarters.
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
Our business activity improved in the second quarter fiscal 2015, as demand for our products increased in material handling markets. As a result, our sales levels increased 5% on a year-over-year basis to $28.3 million. Our second quarter gross margin as a percentage of sales was 36.7%, compared to last year's second quarter gross margin percentage of 36.0%. Our pretax income from operations was more than $3.2 million in the current year second quarter, and our diluted earnings per share from continuing operations increased to $.87 per share from $.74 per share last year.

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

Going forward, our results of discontinued operations may include additional costs incurred related to businesses no longer owned, and may include additional costs related to the fiscal 2007 divestiture of a power electronics business.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year year ended December 28, 2014.

Results of Operations - Three Months Ended June 28, 2015, and June 29, 2014

Net Sales and Gross Profit

Net sales for the three months ended June 28, 2015, were $28.3 million, an increase of 5% compared to prior year sales of $27.0 million for the three months ended June 29, 2014, as sales of products into material handling markets increased $1.3 million, or nearly 7%. Net sales by major market were as follows, in millions:

	Three Months Ended
	June 28, 2015		June 29, 2014
Material handling	$21.1	75%	$19.8	73%
Elevator motion control	6.1	21%	6.1	23%
Energy systems	1.1	4%	1.1	4%
Total net sales	$28.3	100%	$27.0	100%

Gross profit for the three months ended June 28, 2015, was $10.4 million, or 36.7% of sales, versus $9.7 million, or 36.0% of sales, for the three months ended June 29, 2014.  The increase in gross profit as a percentage of sales for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, was mainly due to higher sales volume and improved sales mix in material handling markets.

Research and Development, Pension Expense, and Selling, General and Administrative

Research and development (“R&D”) expense was $0.8 million, or 2.8% of sales, for the three months ended June 28, 2015, comparable to R&D expense of $0.8 million, or 2.9% of sales, for the three months ended June 29, 2014.

Pension expense was $0.5 million and $0.9 million for the three months ended June 28, 2015 and June 29, 2014, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The decrease in pension expense was mainly due to a decrease in the interest cost component of pension expense resulting primarily from a significant year-over-year reduction in our projected pension benefit obligation.

Selling, general and administrative (“SG&A”) expense was $5.9 million (20.8% of sales) for the three months ended June 28, 2015, versus $5.3 million (19.4% of sales) for the three months ended June 29, 2014.  Selling expenses in the three months ended June 28, 2015, increased to $3.1 million from selling expenses of $2.9 million in the three months ended June 29, 2014, mainly due to higher commissions and discretionary spending. General and administrative

(“G&A”) expense increased to $2.8 million for the three months ended June 28, 2015, compared to $2.4 million for the three months ended June 29, 2014, mainly due to higher discretionary spending, stock compensation expense, and professional fees.

Income from Operations

Income from operations for the three months ended June 28, 2015, was $3.2 million compared to income from operations of $2.8 million for the three months ended June 29, 2014.  The increase in income from operations for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, was mainly due to higher gross profit combined with lower pension expense, partially offset by higher SG&A expense in the three months ended June 28, 2015.

Interest Income

Interest income was negligible for the three months ended June 28, 2015 and June 29, 2014.

Provision for Income Taxes

We recorded a negligible provision for income taxes for the three months ended June 28, 2015, compared to a provision for income taxes of $0.2 million for the three months ended June 29, 2014. The income tax provision for the three months ended June 29, 2014 includes a non-cash deferred income tax provision of $0.2 million related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $3.2 million for the three months ended June 28, 2015, or $0.87 per diluted share, compared to income from continuing operations of $2.5 million for the three months ended June 29, 2014, or $0.74 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations of $0.1 million, or a $0.04 loss per share on a diluted basis, for the three months ended June 28, 2015, compared to a loss of $0.2 million from discontinued operations, or a $0.06 loss per share on a diluted basis, for the three months ended June 29, 2014.

Net Income

Our net income was $3.0 million in the three months ended June 28, 2015, or $0.83 per diluted share, compared to net income of $2.3 million in the three months ended June 29, 2014, or $0.68 per share on a diluted basis.

Results of Operations - Six Months Ended June 28, 2015, and June 29, 2014

Net Sales and Gross Profit

Net sales for the six months ended June 28, 2015, were $55.0 million, an increase of 7.5% from the six months ended June 29, 2014, sales of $51.1 million. The increase in sales was primarily due to higher sales of products into material handling and elevator markets. Net sales by major market were as follows, in millions:

	Six Months Ended
	June 28, 2015		June 29, 2014
Material handling	$40.6	74%	$37.8	74%
Elevator motion control	12.4	22%	11.4	22%
Energy systems	2.0	4%	1.9	4%
Total net sales	$55.0	100%	$51.1	100%

Gross profit for the six months ended June 28, 2015, was $19.8 million, or 36.0% of sales, versus $17.9 million, or 34.9% of sales, for the six months ended June 29, 2014.  The increase in gross profit for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, was mainly due to increased sales volume and improved sales mix with more large projects in the current year, and to a lesser extent, lower provisions for excess renewable energy spare parts inventory and selective pricing actions on certain legacy products.

Research and Development, Pension Expense, and Selling, General and Administrative

R&D expense totaled $1.7 million, or 3.1% of sales, for the six months ended June 28, 2015, comparable to R&D expense of $1.6 million, or 3.1% of sales, for the six months ended June 29, 2014.

Pension expense was $1.0 million and $1.9 million for the six months ended June 28, 2015 and June 29, 2014, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements). The decrease in pension expense was mainly due to a decrease in the interest cost component of pension expense resulting mainly from a significant year-over-year reduction in our projected pension benefit obligation.

SG&A expense was $11.4 million (20.7% of sales) for the six months ended June 28, 2015, compared to SG&A expense of $10.2 million (20.0% of sales) for the six months ended June 29, 2014.  Selling expenses in the six months ended June 28, 2015, increased to $6.0 million from selling expenses of $5.7 million in the six months ended June 29, 2014, due mainly to higher commissions and discretionary spending. G&A expense increased to $5.4 million for the six months ended June 28, 2015, from $4.5 million for the six months ended June 29, 2014, mainly due to higher discretionary spending, stock compensation expense, and professional fees. In addition, prior year G&A expense includes a favorable adjustment to a change in the Company's paid time off policy.

Income from Operations

Income from operations for the six months ended June 28, 2015, was $5.7 million compared to income from operations of $4.2 million for the six months ended June 29, 2014.  The increase in income from operations for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, was mainly due to higher gross profit resulting from higher sales volume and improved sales mix, combined with lower pension expense, partially offset by higher SG&A expense in the six months ended June 28, 2015.

Interest Income

Interest income was negligible for the six months ended June 28, 2015 and June 29, 2014.

Provision for Income Taxes

We recorded a a provision for income taxes of $0.1 million for the six months ended June 28, 2015, compared to a provision for income taxes of $0.5 million for the six months ended June 29, 2014. The income tax provision in both periods is comprised primarily of non-cash deferred income tax provisions related to changes in deferred tax liabilities from goodwill amortization for tax purposes.

Income from Continuing Operations

We recorded income from continuing operations of $5.7 million for the six months ended June 28, 2015, or $1.54 per diluted share, compared to income from continuing operations of $3.7 million for the six months ended June 29, 2014, or $1.10 per diluted share.

Income (Loss) from Discontinued Operations

We recorded a loss from discontinued operations for the six months ended June 28, 2015, of $0.3 million, or a $0.09 loss per share on a diluted basis, compared to a loss from discontinued operations of $0.4 million, or a loss of $0.11 on a per share, diluted basis, for the six months ended June 29, 2014.

Net Income

Our net income was $5.3 million in the six months ended June 28, 2015, or $1.45 per diluted share, compared to net income of $3.4 million in the six months ended June 29, 2014, or $0.99 per share on a diluted basis.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalent balance increased approximately $3.4 million during the first six months of fiscal 2015, from $9.7 million at December 28, 2014, to $13.1 million at June 28, 2015.  Restricted cash balances remained unchanged during the first six months of fiscal 2015 at $0.3 million.   The primary source of cash during the first six months of fiscal 2015 was income from continuing operations of $5.7 million, which reflects non-cash expenses aggregating $1.8 million for depreciation, amortization, pension, stock compensation, and deferred income tax provisions.

The primary use of cash in the first six months of fiscal 2015 was a $2.4 million net increase in operating assets and liabilities. Accounts receivable balances increased $0.5 million in the first six months of fiscal 2015, due mainly to an increase in days sales outstanding, which increased to approximately 56 days at June 28, 2015, as compared to approximately 53 days outstanding at December 28, 2014. Inventories increased $0.6 million in the first six months of fiscal 2015, as inventory turnover declined to 5.0 turns from 5.2 turns at the beginning of fiscal 2015. Accounts payable and other accrued liabilities decreased by $1.6 million during the first six months of fiscal 2015, due to payment in fiscal 2015 of incentive compensation amounts accrued as of December 28, 2014, and a decrease in accounts payable days outstanding. We also consumed cash of $0.6 million related to discontinued operations activities and $0.7 million for capital expenditures in the first six months of fiscal 2015.

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

On June 14, 2015, we entered into the ninth amendment to the revolving facility with Associated Bank, the purpose of which was to (i) extend the maturity date of the revolving facility to June 12, 2016; (ii) retain the commitment amount of Associated Bank at $12.5 million; (iii) lower the interest rate from LIBOR plus 2.75% to LIBOR plus 2.25%; and (iv) establish a maximum cash amount that can be contributed to the Company’s defined benefit pension plan for the term of the agreement.
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
Based on current actuarial estimates, we are not required to make any mandatory pension cash contributions in fiscal 2015, while total future funding amounts to achieve fully funded status are estimated at approximately $25 million. Minimum required pension contributions in fiscal years 2016 through 2021 are currently projected at between $2 million and $4 million annually, again based on current actuarial projections.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We did not have any debt outstanding at June 28, 2015. While we do have pension funding obligations which vary as interest rates change, those changes were not material in the six months ended June 28, 2015, from the amounts we disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

We did not have any outstanding hedge instruments or foreign currency contracts outstanding at June 28, 2015, or June 29, 2014.

Item 4 – Controls and Procedures

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 28, 2015; and (ii) no change in internal control over financial reporting occurred during the quarter ended June 28, 2015, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Information about our legal proceedings is contained in Part I, Item 3, Legal Proceedings, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which is incorporated herein by reference, and in Note 4 of the Notes to Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q. Except as set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that there have been no other material developments with respect to these matters during the fiscal quarter ended June 28, 2015.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during our fiscal quarter ended June 28, 2015.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 - Exhibits

(a)	Index to Exhibits

	2.1	Agreement and Plan of Merger, dated as of July 26, 2015, by and among Magnetek, Inc. (1)
	3.1	Magnetek, Inc. Amended and Restated By-Laws (2)
	10.1	Ninth Amendment to Credit Agreement dated as of June 14, 2015, by and between the Company and Associated Bank, N.A. (3)
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2015 and June 29, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2015 and June 29, 2014, (iii) Condensed Consolidated Balance Sheets at June 28, 2015 and December 28, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

	*	Filed with this Report on Form 10-Q.
	(1)	Previously filed with Form 8‑K filed July 27, 2015, and incorporated herein by reference.
	(2)	Previously filed with Form 8‑K filed May 5, 2015, and incorporated herein by reference.
	(3)	Previously filed with Form 8‑K filed June 15, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNETEK, INC.
(Registrant)

Date:	August 4, 2015	/s/ PETER M. MCCORMICK
Peter M. McCormick
President and Chief Executive Officer
(Duly authorized officer of the Registrant
and principal executive officer)

Date:	August 4, 2015	/s/ MARTY J. SCHWENNER
Marty J. Schwenner
Vice President and Chief Financial Officer
(Duly authorized officer of the Registrant
and principal financial officer)